Form 10-Q
period 2014-06-30
Versartis, Inc.
filed 2014-08-12
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

4200 Bohannon Drive, Suite 250

Menlo Park, California 94025

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

As of July 31, 2014, there were 24,194,808 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

(A development stage company)

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$192,773	$13,288
Prepaid expenses and other current assets	5,117	978

Total current assets	197,890	14,266
Other assets	284	396
Property and equipment, net	482	21

Total assets	$198,656	$14,683

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,097	$315
Accrued liabilities	4,090	3,668

Total current liabilities	5,187	3,983
Convertible preferred stock warrant liability	—	474
Convertible preferred stock call option liability	—	21

Total liabilities	5,187	4,478

Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 5,000,000, and 135,816,462 shares authorized at June 30, 2014 and December 31, 2013, respectively; zero and 120,648,174 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; zero and $60,392 liquidation preference at June 30, 2014 and December 31, 2013 respectively;	—	57,497

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 50,000,000 and 15,652,174 shares authorized at June 30, 2014 and December 31, 2013, respectively; 24,194,808 and 1,257,311 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	275,239	6,454
Deficit accumulated during the development stage	(81,772)	(53,746)

Total stockholders’ equity (deficit)	193,469	(47,292)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$198,656	$14,683

The accompanying notes are an integral part of these condensed financial statements.

VERSARTIS, INC.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

					Cumulative Period From December 10, 2008 (Date of Inception) to June 30, 2014
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses
Research and development	$5,622	$3,326	$10,491	$6,825	$56,364
General and administrative	2,877	656	5,591	1,338	15,732

Total operating expenses	8,499	3,982	16,082	8,163	$72,096

Loss from operations	(8,499)	(3,982)	(16,082)	(8,163)	($72,096)
Interest income	40	—	40	—	43
Interest expense	—	—	—	(128)	($863)
Other income (expense), net	(141)	327	(11,984)	617	($9,954)

Net loss and comprehensive loss	(8,600)	(3,655)	(28,026)	(7,674)	($82,870)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(25,559)	—	($25,559)
Accretion of Series A preferred stock to redemption value, net of extinguishment	—	—	—	—	$1,098

Net loss attributable to common stockholders	$(8,600)	$(3,655)	$(53,585)	$(7,674)	($107,331)

Net loss per basic and diluted share attributable to common stockholders	$(0.36)	$(24.74)	$(3.95)	$(54.59)

Weighted-average common shares used to compute basic and diluted net loss per share	24,194,808	147,713	13,550,582	140,565

The accompanying notes are an integral part of these financial statements.

VERSARTIS, INC.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,		Cumulative Period From December 10, 2008 (Date of Inception) to June 30, 2014
	2014	2013
Cash flows from operating activities
Net loss	$(28,026)	$(7,674)	($82,870)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18	11	111
Loss on sale of assets	4	—	13
Reserve for uncollectible receivables	—	—	54
Stock-based compensation expense	1,493	88	2,041
Amortization of debt discount	—	121	666
Non-cash interest expense	—	—	195
Non-cash research and development expense	—	—	1
Remeasurement of convertible preferred stock call option liability	9,560	(612)	7.464
Remeasurement of convertible preferred stock warrant liability	2,279	—	2,239
Changes in assets and liabilities
Accounts receivable	—	(120)	—
Prepaid expenses and other assets	(4,026)	1,172	(5,345)
Accounts payable	781	(190)	1,096
Accrued liabilities and other liabilities	423	32	4,090

Net cash used in operating activities	(17,494)	(7,172)	(70,245)

Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	10
Purchase of property and equipment	(483)	(9)	(668)
Security deposit for facility lease	—	—	(55)
Change in restricted cash	—	—	(75)

Net cash used in investing activities	(483)	(9)	(788)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	132,095	—	132,095
Proceeds from sale of option for Series A preferred stock purchase rights	—	—	1,000
Proceeds from issuance of convertible preferred stock, net of issuance costs	64,793	7,703	120,113
Proceeds from exercise of convertible preferred stock warrants	570	—	1,470
Proceeds from exercise of common stock options	4	27	53
Proceeds from issuance of convertible notes payable	—	—	9,000

Net cash provided by financing activities	197,462	7,730	263,731

Net increase in cash and cash equivalents	179,485	549	192,698
Cash and cash equivalents at beginning of period	13,288	329	—

Cash and cash equivalents at end of period	$192,773	$878	$192,698

Supplemental disclosure
Cash paid for interest	$—	$—	$2
Supplemental disclosure of noncash items
Conversion of notes payable and accrued interest to preferred stock	$—	$4,588	$9,195
Conversion of preferred stock call option liability to additional paid in capital	$9,581	$—	$9,581
Conversion of preferred stock warrant liability to additional paid in capital	$2,752	$—	$2,752
Conversion of preferred stock to common stock and additional paid in capital	$122,290	$—	$122,290
Issuance of warrants for preferred stock in connection with convertible notes	$—	$—	$666
Accretion of Series A convertible preferred stock to redemption value	$—	$—	$11,002
Issuance of call options related to convertible preferred stock	$—	$990	$3,504
Extinguishment of Series A convertible preferred stock	$—	$—	$12,100
Initial public offering issuance costs	$230	$—	$230

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

The Company’s headquarters and operations are in Menlo Park, California. Since incorporation, the Company has been primarily performing research and development activities, including early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support and expand these activities.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s prospectus filed pursuant to Rule 424(b)(4) on March 21, 2014 with the U.S. Securities and Exchange Commission.

Initial Public Offering

In March 2014, the Company completed its initial public offering of shares of its common stock, or IPO, pursuant to which the Company issued 6,900,000 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their over-allotment option, and received net proceeds of approximately $132.1 million, after underwriting discounts, commissions and offering expenses. In addition, in connection with the completion of the Company’s IPO, all convertible preferred stock converted into common stock. Effective with the closing of the IPO, the Company’s Amended and restated Certificate of Incorporation authorizes the Company to issue 50.0 million shares of common stock and 5.0 million shares of preferred stock.

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

Reclassification

Certain amounts within the condensed consolidated balance sheet for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company’s previously reported financial position.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at three financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014 the Company’s cash and cash equivalents were held in three institutions in the United States and include deposits in money market funds which were unrestricted as to withdrawal or use. At December 31, 2013, the Company’s cash and cash equivalents were held in an institution in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. Included in cash and cash equivalents at June 30, 2014 and December 31, 2013 was approximately $0.1 million of restricted cash held by a bank as security for the Company’s credit cards.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2014, December 31, 2013, or the cumulative period from December 10, 2008 (date of inception) to June 30, 2014.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed statements of operations and comprehensive loss as follows (in thousands):

					Cumulative Period From December 10, 2008 (Date of Inception) to June 30, 2014
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Expenses
Research and development	$242	$29	$367	$54	$735
General and administrative	825	17	1,126	34	1,306

Total	$1,067	$46	$1,493	$88	$2,041

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, or ASU 2014-10, which eliminates the definition of a development stage entity, the development stage presentation and disclosure requirements under ASC 915, Development Stage Entities, and amends provisions of existing variable interest entity guidance under ASC 810, Consolidation. As a result of the changes, the financial statements of entities which meet the former definition of a development stage entity will no longer: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, Risks and Uncertainties that apply to companies that have not commenced planned principal operations. Finally, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities.

Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public companies and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company is currently evaluating the impact of adopting ASU 2014-10, but does not expect there to be any impact on its financial position, results of operations or cash flows.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	June 30, 2014	December 31, 2013
Preclinical and clinical (1)	$4,243	$847
Other	874	131

Total	$5,117	$978

(1)	A substantial majority of these prepayments consist of advances to our contract manufacturers.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Accrued Liabilities (in thousands)

	June 30, 2014	December 31, 2013
Payroll and related	$818	$539
Preclinical and clinical	2,919	1,726
Professional services	131	1,265
Other	222	138

Total	$4,090	$3,668

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30,2014 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$135,036	$135,036	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$12,761	$12,761	$—	$—

Liabilities
Convertible preferred stock warrant liability	$474	—	—	$474
Convertible preferred stock call option liability	21	—	—	21

Total liabilities	$495	$—	$—	$495

The fair value measurement of the convertible preferred stock warrant liability and convertible preferred stock call option liability was based on significant inputs not observed in the market and thus represents a Level III measurement. Level III instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The Company’s estimated fair value of the convertible preferred stock warrant liability was calculated using an option pricing model and key assumptions including the probabilities of settlement scenarios, enterprise value, time to liquidity, risk-free interest rates, discount for lack of marketability and volatility. The Company’s estimated fair value of the preferred stock call option liability was calculated using an option pricing model and key assumptions including the estimated fair value of the Company’s preferred stock, risk-free interest rates and volatility and the probability of the closing of the future financing tranche. The estimates were based, in part, on subjective assumptions.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level III inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2013 or the six month period ended June 30, 2014.

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial instruments as follows (in thousands):

	Convertible preferred stock call option liability	Convertible preferred stock warrant liability
Balance at January 1, 2014	$21	$474
Fair value of call option liability recognized upon issuance of preferred stock	—	—
Change in fair value recorded in other income (expense), net	9,560	2,279
Conversion of preferred stock into common stock and reclassification to permanent equity	(9,581)	(2,753)

Balance at June 30, 2014	$—	$—

	Convertible preferred stock call option liability	Convertible preferred stock warrant liability
Balance at January 1, 2013	$—	$433
Issuance of financial instruments	990	—
Fair value of call option liability recognized upon issuance of preferred stock	—	—
Change in fair value recorded in other income (expense), net	(612)	—

Balance at June 30, 2013	$378	$433

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

5. Convertible Preferred Stock Warrants

In connection with the convertible note purchase agreements (“2010 Notes”), the Company issued convertible preferred stock warrants equal to 20% of the shares issuable upon conversion of the 2010 Notes. Using an option pricing model with a volatility of 85%, term of 1.75 years and a risk-free interest rate of 0.53%, the fair value of the warrants was determined to be approximately $233,000 and was recorded as warrant liability and a debt discount against the 2010 Notes and amortized to interest expense over the term of the 2010 Notes. The convertible preferred stock warrants were exercised in 2012 for 2.0 million shares of Series B convertible preferred stock at an exercise price of $900,000.

In connection with the convertible note purchase agreements (“2012 Notes”), the Company issued convertible preferred stock warrants equal to 20% of the shares issuable on conversion of the 2012 Notes. The convertible preferred stock warrants were exercisable into shares of the same class of convertible preferred stock issued upon conversion of the related 2012 Notes. The convertible preferred stock warrants had a five-year term and an expiration date of October 12, 2017. The estimated fair value of these warrants of $433,000 at issuance was recorded as a debt discount on the 2012 Notes, and amortized to interest expense using the effective interest method through the original maturity date in 2013. The convertible preferred stock warrants were valued using an option pricing model with a risk-free interest rate of 0.21%, volatility of 90%, and an expected life equal to 1.5 years. As of December 31, 2013, the fair value of the warrants was estimated to be $474,000.

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

6. Commitments and Contingencies

Facility Leases

In August 2011, the Company signed an operating facility lease for its corporate office that includes approximately 5,740 square feet of office space in Redwood City, California. The lease term is for thirty months, commencing on October 16, 2011. The Company paid a security deposit of $55,000 for this facility lease in 2011, which is recorded in other assets as of June 30, 2014.

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.6 million as of June 30, 2014.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

7. Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2009 Stock Plan, or the 2009 Plan. In March 2014, the stockholders approved the 2014 Equity Incentive Plan, or the 2014 Plan. As of March 21, 2014, the effective date of the 2014 Plan, the Company suspended the 2009 Plan and no additional awards may be granted under the 2009 Plan. Any shares of common stock covered by awards granted under the 2009 Plan that terminate after March 21, 2014 by expiration, forfeiture, cancellation or other means without the issuance of such shares, will be added to the 2014 Plan reserve.

As of June 30, 2014, the total number of shares of common stock available for issuance under the 2014 Plan was 4,100,255, which includes the 1,695,652 shares of common stock that were available for issuance under the 2009 Plan as of the effective date of the 2014 Plan. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of June 30, 2014, approximately 697,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company has reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of June 30, 2014, the Company has not issued any shares of common stock under the ESPP.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders – basic and diluted	$(8,600)	$(3,655)	$(53,585)	$(7,674)

Weighted-average shares outstanding	24,194,808	148,082	13,550,582	140,934
Less: weighted-average shares subject to repurchase	—	(369)	—	(369)

Weighted-average shares used to compute basic and diluted net loss per share	24,194,808	147,713	13,550,582	140,565

Basic and diluted net loss per common share	$(0.36)	$(24.74)	$(3.95)	$(54.59)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	June 30,
	2014	2013
Convertible preferred stock	—	8,115,039
Warrants to purchase convertible preferred stock(1)	—	173,910
Options to purchase common stock	2,526,446	647,078
Restricted stock units	104,821	—

(1)	Assumes exercise of warrants to purchase convertible preferred stock at $5.17 per share.

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

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing our novel long-acting recombinant human growth hormone, VRS-317, for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients. VRS-317 is intended to reduce the burden of daily treatment by requiring significantly fewer injections, potentially improving compliance and, therefore, treatment outcomes. We have completed the Phase 2a stage of our pediatric GHD clinical trial in which we evaluated weekly, semi-monthly and monthly dosing regimens. We have global rights to VRS-317 and, if VRS-317 is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

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

First Half of 2014 and Other Recent Highlights

On March 21, 2014, our registration statement on Form S-1 relating to our initial public offering (IPO) of common stock became effective. Our IPO closed on March 26, 2014 at which time we sold 6,900,000 shares of our common stock, which included 900,000 shares issued pursuant to the exercise in full by the underwriters of their over-allotment option. We received cash proceeds of approximately $132.1 million from the IPO, net of underwriting discounts and commissions and expenses paid by us.

Financial overview

Summary

We have not generated net income from operations, and, at June 30, 2014, we had an accumulated deficit of $81.8 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. VRS-317 is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance VRS-317 into a Phase 3 clinical trial, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we transition to and prepare for a potential Phase 3 clinical trial. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in the prospectus filed pursuant to Rule 424(b)(4) on March 21, 2014 with the U.S. Securities and Exchange Commission (“Prospectus”). There have been no significant or material changes in our critical accounting policies during the three and six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Prospectus.

    Results of operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013			2014	2013
Operating expenses:
Research and development	$5,622	$3,326	$2,296	69%	$10,491	$6,825	$3,666	54%
General and administrative	2,877	656	2,221	339%	5,591	1,338	4,253	318%

Loss from operations	(8,499)	(3,982)	4,517	113%	(16,082)	(8,163)	7,919	97%
Interest Income	40	—	40	NM (1)	40	—	40	NM (1)
Interest expense	—	—	—	NM (1)	—	(128)	(128)	NM (1)
Other income (expense), net	(141)	327	(468)	-143%	(11,984)	617	12,601	NM (1)

Net loss	$(8,600)	$(3,655)	$4,945	135%	$(28,026)	$(7,674)	$20,352	265%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $2.3 million, or 69%, from $3.3 million for the three months ended June 30, 2013 to $5.6 million for the same period in 2014. For the six months ended June 30, 2014 research and development expense increased $3.7 million or 54%, to $10.5 million from $6.8 million in the same period in 2013. The increase in research and development expense was primarily due to a $0.9 million increase for the three-month period and $2.0 million for the six-month period in clinical trial costs as the Company wrapped up its Phase 2a trial and continues its extension trial for VRS-317. Additionally, manufacturing costs increased $1.4 million for the three-month period and $1.7 million for the six-month period in preparation for our Phase 3 clinical trial and other additional research expenses. For the three months ended June 30, 2014 and 2013, substantially all of our research and development expense related to our VRS-317 drug development activity.

General and administrative expense

General and administrative expense increased $2.2 million, or 339%, from $0.7 million for the three months ended June 30, 2013 to $2.9 million for the same period in 2014. For the six months ended June 30, 2014 general and administrative expense increased $4.3 million or 318%, to $5.6 million from $1.3 million in the same period in 2013. The increase in general and administrative expense was primarily due to additional payroll, including stock-based compensation, consulting, and professional services expenses incurred during the three- and six-month periods ended June 30, 2014 as we prepared for and completed our initial public offering and expanded our infrastructure to support additional public company requirements.

Interest expense

Interest expense decreased $0.1 million, from $0.1 million for the six months ended June 30, 2013 to zero for the same period in 2014. The decrease in interest expense was primarily due to interest expense associated with the October 2012 Convertible Loan Agreement, which converted into Series B convertible preferred stock in January 2013.

Other income (expense), net

Other income (expense), net decreased $0.5 million, or 143%, to $0.1 million of other expense for the three months ended June 30, 2014 from other income of $0.3 million for the same period in 2013. Other income (expense), net decreased to $12.0 million of other expense for the six months ended June 30, 2014 from other income of $0.6 million for the same period in 2013. This decrease was primarily due to a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million as measured immediately prior to the Series D-2 financing completed in February 2014. Other expense in the six months ended June 30, 2014 also includes a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock financings in January and May 2012 as measured immediately prior to the close of our IPO on March 26, 2014.

Liquidity and capital resources

On March 26, 2014, we completed an IPO of our common stock, which resulted in the sale of 6,000,000 shares at a price to the public of $21.00 per share. Also on March 26, 2014 the underwriters of our IPO exercised in full their over-allotment option to purchase an additional 900,000 shares of common stock at a price to the public of $21.00 per share. We received net proceeds from the IPO of approximately $132.1 million after deducting underwriting discounts and expenses paid by us. In connection with the IPO, all outstanding preferred stock warrants converted into warrants to purchase common stock and all of our outstanding convertible preferred stock automatically converted to common stock at a ratio of one-for-11.5 on March 26, 2014.

On February 4, 2014, we issued shares of our Series D-2 convertible preferred stock for gross proceeds of approximately $10.0 million. On February 14, 2014, we issued shares of our Series E convertible preferred stock for gross proceeds of approximately $55.0 million.

Since our inception and through the IPO, we have financed our operations primarily through private placements of our equity securities and debt financing. At June 30, 2014, we had cash and cash equivalents of $192.8 million, a majority of which is invested in money market funds at a highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of VRS- 317 and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our extension trial and any Phase 3 clinical trial that we may conduct.

If our potential Phase 3 clinical trials for VRS-317 are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,494)	$(7,172)
Investing activities	(483)	(9)
Financing activities	197,462	7,730

Net increase (decrease) in cash and cash equivalents	$179,485	$549

Cash used in operating activities

Net cash used in operating activities was $17.5 million and $7.2 million in the six months ended June 30, 2014 and 2013, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2014 increased compared to 2013 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop VRS-317 and due to additional general and administrative expenditures as we prepared for and completed our initial public offering.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment and leasehold improvements made to our new corporate headquarters in Menlo Park, California.

Cash provided by financing activities

Cash provided by financing activities was $197.5 million in the six months ended June 30, 2014, compared to $7.7 million in the same period of 2013. Cash provided by financing activities in both years consisted of net proceeds from the issuance of convertible preferred stock plus the net proceeds of approximately $132.1 million from our IPO in 2014.

As of June 30, 2014, we had cash and cash equivalents of approximately $192.8 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the six months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, except for our entering into a new operating facility lease in March 2014. Under this 39-month lease agreement beginning in June 2014, we are obligated to pay approximately $1.6 million in lease payments over the term of the lease.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2014, we had cash and cash equivalents of $192.8 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is VRS-317, a novel, long-acting recombinant human growth hormone, or rhGH, combined with a proprietary half-life extension technology referred to as XTEN. VRS-317 has completed the Phase 2a stage of a Phase 1b/2a clinical trial. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize VRS-317 in a timely manner.

We cannot commercialize VRS-317 or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize VRS-317 or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of VRS-317 for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for VRS-317 followed by most of the approved rhGH products for pediatric GHD patients: a dose-finding study and a Phase 3 registration trial with a primary endpoint of twelve month mean height velocity. It is possible, however, that because VRS-317 is a modified form of rhGH, with two amino acid tails added to extend its half-life, that we will not be able to use this typical regulatory approval process. If we have to conduct additional or different trials than prior rhGH products were required to complete, this could increase the amount of time and expense required for regulatory approval of VRS-317, if any. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that three, six and twelve month mean height velocities are well correlated within the same clinical trial, it is possible that VRS-317, due to its unique properties, will produce different results. If the three and six month mean height velocities that we observe for VRS-317 in the recently completed Phase 1b/2a clinical trial do not correlate to twelve month mean height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, VRS-317 may not achieve the required primary endpoint in the Phase 3 clinical trial, and VRS-317 may not receive regulatory approval.

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

Because the results of preclinical testing and earlier clinical trials and the results to date in the Phase 2a stage of our Phase 1b/2a clinical trial are not necessarily predictive of future results, VRS-317 may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results for our Phase 2a stage of our Phase 1b/2a clinical trial of VRS-317 in

GHD children and the results reported in earlier trials, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market VRS-317. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, the European Medicines Agency, or EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If our Phase 3 clinical trial or other later-stage clinical trial do not produce favorable results, our ability to achieve regulatory approval for VRS-317 may be adversely impacted.

There can be no assurance that VRS-317 will not exhibit new or increased safety risks in any potential Phase 3 clinical trial as compared to the Phase 1b/2a trial. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.

In addition, we have not yet established the optimal dose for VRS-317. There can be no guarantee that the doses studied in the Phase 3 clinical trial that we may conduct will be efficacious or, if they are, whether any one will be the optimal dose. We believe we will need to conduct additional clinical trials to evaluate additional dose levels of VRS-317. In addition, we do not yet know how frequently VRS-317, if approved, will have to be administered. Our completed Phase 1b/2a clinical trial evaluated weekly, semi-monthly and monthly dosing regimens. There cannot be any guarantee that any of these studies will be successful in determining a dose or dose regimen of VRS-317 suitable for marketing approval.

As an organization, we have never conducted a Phase 3 clinical trial or submitted an NDA before, and may be unsuccessful in doing so for VRS-317.

We have completed the Phase 2a stage of a Phase 1b/2a clinical trial of VRS-317 and we may need to conduct additional clinical trials before initiating our planned Phase 3 clinical trial. The conduct of Phase 3 clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a Biologics License Application, or a BLA, before. We also have had limited interactions with the FDA and have not discussed any proposed Phase 3 clinical trial design or implementation with the FDA. Consequently, even though the Phase 2a stage of our Phase 1b/2a clinical trial was successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of VRS-317. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing VRS-317.

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

For example, we enrolled 48 patients in the United States over approximately eight months in the Phase 1b stage of our Phase 1b/2a clinical trial of VRS-317. The last patient was enrolled in the Phase 2a stage of the study in November 2013, and the study was completed by mid-2014. As the outcome of the Phase 2a stage of the trial was successful, we intend to begin enrollment for a Phase 3 clinical trial in the United States, Canada and Europe. As we expect to study only treatment naïve subjects in any Phase 3 clinical trial, we will need to seek participation of additional patients in that trial. We will need to activate new clinical study sites and enroll patients at forecasted rates at both new and existing clinical study sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions including assumptions based on past experience with the Phase 1b stage of the Phase 1b/2a clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will not face delays in commencing our planned Phase 3 clinical trial. There may be concurrent competing pediatric GHD clinical trials that will inhibit or slow our enrollment in the Phase 3 clinical trial. If we experience delays in enrollment, our ability to complete our planned Phase 3 clinical trial could be impaired and the costs of conducting the study could increase, either of which could have a material adverse effect on our business.

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

Assuming the success of our clinical trials, we anticipate seeking regulatory approval for VRS-317 in the United States, Europe and Canada for treatment of pediatric GHD patients based on weekly, semi-monthly or monthly dosing regimens. It is possible that the FDA, the EMA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of VRS-317 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in our planned Phase 3 clinical trial, and considering that VRS-317 is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

VRS-317 has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for VRS-317, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. For example, on February 20, 2014 the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of VRS-317 produced by our new manufacturer that we intend to use in our ongoing extension trial after our current supply of VRS-317 runs out. The FDA subsequently issued correspondence known as a partial clinical hold related exclusively to the use of any material produced by this new manufacturer, and requested additional information regarding the long-term stability of VRS-317 at 25°C and other information prior to allowing us to use the newly manufactured lot. We responded to the FDA’s requests, and ultimately, after a second round of correspondence, we received a response from the FDA on June 11, 2014 notifying us that the partial clinical hold had been lifted. However, prior to commencing any future clinical trials, including our planned Phase 3 clinical trial, we must produce a lot of VRS-317 specifically for that trial.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, VRS-317. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2014, we had an accumulated deficit of $81.8 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock and the initial public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:

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

To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for VRS-317 or any future product candidates, we do not know when any of these products will generate revenue from product sales for us. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including VRS-317 or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from VRS-317 or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including our ongoing extension study and planned Phase 3 clinical trials of VRS-317, successfully and on a timely basis;

•	demonstrate the safety and efficacy of VRS-317 to the satisfaction of FDA and obtain regulatory approval for VRS-317 and future product candidates, if any, for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	set a commercially viable price for our products;

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

The completion of the development and the potential commercialization of VRS-317 and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2014, we had approximately $192.8 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We rely on third-party contract manufacturing organizations to manufacture and supply VRS-317. If our manufacturers and suppliers fail to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new supplier or manufacturer. We may also face delays in the development and commercialization of our product candidates.

We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we currently rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies of VRS-317. The manufacture of pharmaceutical products in compliance with the FDA’s cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturer were to encounter any of these difficulties or otherwise fail to comply with its obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely. For example, on February 20, 2014 the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of VRS-317 produced by our new manufacturer that we intend to use in our ongoing extension trial after our current supply of VRS-317 runs out. The FDA subsequently issued correspondence known as a partial clinical hold related exclusively to the use of any material produced by this new manufacturer, and requested additional information regarding the long-term stability of VRS-317 at 25°C and other information prior to allowing us to use the newly manufactured lot. We responded to the FDA’s requests, and ultimately, after a second round of correspondence, we received a response from the FDA on June 11, 2014 notifying us that the partial clinical hold had been lifted. However, prior to commencing any future clinical trials, including our planned Phase 3 clinical trial, we must produce a lot of VRS-317 specifically for that trial.

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

As of July 31, 2014, we had 21 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 21, 2019 (the fifth anniversary of our initial public offering), (b) in which we have total annual grossrevenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business, including:

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

For example, on February 20, 2014 the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of VRS-317 produced by our new manufacturer that we intend to use in our ongoing extension trial after our current supply of VRS-317 runs out. We responded to the FDA’s request, and ultimately, after a second round of correspondence, we received a response from the FDA on June 11, 2014 notifying us that the partial clinical hold had been lifted. However, prior to commencing any future clinical trials, including our planned Phase 3 clinical trial, we must qualify a source of VRS-317 specific to that trial. Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2014, we had outstanding 24,194,808 outstanding shares of common stock. 17,264,465 of these shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of 16,007,154 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once those shares are registered, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Our executive officers, directors and principal stockholders will continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing approximately 53.5% of our common stock as of July 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our employment arrangements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us, which could harm our financial condition or results.

Certain of our executive officers are parties to employment or other agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.0 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $11.0 million (assuming a transaction and termination date of June 30, 2014 and based on the closing price of our common stock as of July 31, 2014), in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On March 26, 2014, we completed our IPO and issued 6,900,000 shares of our common stock, including the underwriter’s exercise of their over-allotment option, at an initial offering price to the public of $21.00. We received net proceeds from the IPO of approximately $132.1 million, after deducting underwriting discounts and commissions of approximately $10.1 million and expenses of approximately $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Principal underwriters were Morgan Stanley & Co. LLC and Citigroup Global Markets Inc.

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

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014

3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014

4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014

10.3	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement	S-8	333-194949	99.5	04/01/2014

10.4	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-36361	10.1	04/17/2014

31.1*+	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*+	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
+	This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed and filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSARTIS, INC.
(Registrant)

Date: August 12, 2014	/s/ Jeffrey L. Cleland
Jeffrey L. Cleland Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2014	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)