Form 10-Q
period 2014-09-30
Versartis, Inc.
filed 2014-11-07
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 24,194,808 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

(A development stage company)

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$181,582	$13,288
Prepaid expenses and other current assets	3,121	978
Total current assets	184,703	14,266
Other assets	285	396
Property and equipment, net	534	21
Total assets	$185,522	$14,683
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts Payable	$244	$315
Accrued liabilities	4,045	3,668
Total Current Liabilities	4,289	3,983
Convertible preferred stock warrant liability	-	474
Convertible preferred stock call option liability	-	21
Total Liabilities	4,289	4,478
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 5,000,000, and 135,816,462 shares authorized at September 30, 2014 and December 31, 2013, respectively; zero and 120,648,174 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; zero and $60,392 liquidation preference at September 30, 2014 and December 31, 2013 respectively	-	57,497
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 50,000,000 and 15,652,174 shares authorized at September 30, 2014 and December 31, 2013, respectively; 24,194,808 and 1,257,311 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	276,837	6,454
Deficit accumulated during the development stage	(95,606)	(53,746)
Total stockholders' equity (deficit)	181,233	(47,292)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$185,522	$14,683

The accompanying notes are an integral part of these condensed financial statements.

VERSARTIS, INC.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

					Cumulative
					Period From
					December 10,
					2008 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
Operating expenses
Research and development	$10,515	$4,576	$21,006	$11,401	$66,879
General and administrative	3,577	685	9,167	2,023	$19,309
Total operating expenses	14,092	5,261	30,173	13,424	86,188
Loss from operations	(14,092)	(5,261)	(30,173)	(13,424)	(86,188)
Interest income	50	—	89	—	93
Interest expense	—	—	—	(128)	(863)
Other income (expense), net	208	252	(11,776)	869	(9,746)
Net loss and comprehensive loss	(13,834)	(5,009)	(41,860)	(12,683)	(96,704)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(25,559)	—	(25,559)
Accretion of Series A preferred stock to redemption value, net of extinguishment	—	—	—	—	1,098
Net loss attributable to common stockholders	$(13,834)	$(5,009)	$(67,419)	$(12,683)	$(121,165)
Net loss per basic and diluted share attributable to common stockholders	$(0.57)	$(19.98)	$(3.93)	$(71.34)
Weighted-average common shares used to compute basic and diluted net loss per share	24,194,808	250,745	17,137,647	177,777

The accompanying notes are an integral part of these financial statements.

VERSARTIS, INC.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Cumulative
			Period From
			December 10,
			2008 (Date of
	Nine Months Ended		Inception) to
	September 30,		September 30,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(41,860)	$(12,683)	$(96,704)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59	12	152
Loss on sale of assets	26	—	34
Reserve for uncollectible receivables	—	—	52
Stock-based compensation expense	3,049	144	3,600
Amortization of debt discount	—	121	666
Non-cash interest expense	—	7	195
Non-cash research and development expense	—	—	1
Remeasurement of convertible preferred stock call option liability	9,560	(863)	7,464
Remeasurement of convertible preferred stock warrant liability	2,279	(1)	2,239
Changes in assets and liabilities
Accounts receivable	—	84	—
Prepaid expenses and other assets	(2,030)	(75)	(3,350)
Accounts payable	(71)	(251)	244
Accrued liabilities and other liabilities	377	1,073	4,045
Net cash used in operating activities	(28,611)	(12,432)	(81,362)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	10
Purchase of property and equipment	(600)	(9)	(785)
Security deposit for facility lease	—	—	(55)
Net cash used in investing activities	(600)	(9)	(830)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	132,138	—	132,138
Proceeds from sale of option for Series A preferred stock purchase rights	—	—	1,000
Proceeds from issuance of convertible preferred stock, net of issuance costs	64,793	20,165	120,113
Proceeds from exercise of convertible preferred stock warrants	570	—	1,470
Proceeds from exercise of common stock options	4	27	53
Proceeds from issuance of convertible notes payable	—	—	9,000
Net cash provided by financing activities	197,505	20,192	263,774
Net increase in cash and cash equivalents	168,294	7,751	181,582
Cash and cash equivalents at beginning of period	13,288	329	—
Cash and cash equivalents at end of period	$181,582	$8,080	$181,582
Supplemental disclosure
Cash paid for interest	$—	$—	$2
Supplemental disclosure of noncash items
Conversion of notes payable and accrued interest to preferred stock	$—	$4,588	$9,195
Conversion of preferred stock call option liability to additional paid in capital	$9,581	$—	$9,581
Conversion of preferred stock warrant liability to additional paid in capital	$2,753	$—	$2,753
Conversion of preferred stock to common stock and additional paid in capital	$122,290	$—	$122,290
Issuance of warrants for preferred stock in connection with convertible notes	$—	$433	$666
Accretion of Series A convertible preferred stock to redemption value	$—	$—	$11,002
Issuance of call options related to convertible preferred stock	$—	$990	$3,504
Extinguishment of Series A convertible preferred stock	$—	$—	$12,100

The accompanying notes are an integral part of these condensed financial statements.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s prospectus filed pursuant to Rule 424(b)(4) on March 21, 2014 with the U.S. Securities and Exchange Commission (“SEC”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with GAAP and following the rules and regulations of the SEC for interim reporting. As permitted under those rules, certain disclosures or financial information that are normally required by GAAP can be condensed or omitted. The preparation of the accompanying financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at four financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014 the Company’s cash and cash equivalents were held in four institutions in the United States and include deposits in money market funds which were unrestricted as to withdrawal or use. At December 31, 2013, the Company’s cash and cash equivalents were held in an institution in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. Included in cash and cash equivalents at September 30, 2014 and December 31, 2013 was approximately $0.1 million of restricted cash held by a bank as security for the Company’s credit cards.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2014, December 31, 2013, or the cumulative period from December 10, 2008 (date of inception) to September 30, 2014.

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

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed statements of operations and comprehensive loss as follows (in thousands):

					Cumulative
					Period From
					December 10,
					2008 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
Operating Expenses
Research and development	$394	$34	$761	$88	$1,130
General and administrative	1,162	21	2,288	56	2,470
Total	$1,556	$55	$3,049	$144	$3,600

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

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company will apply the guidance and disclosure provisions of the new standard upon adoption.

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

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2014	2013
Preclinical and clinical (1)	$2,128	$847
Other	993	131
Total	$3,121	$978

(1)	A substantial majority of these prepayments consist of advances to our contract manufacturers.

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2014	2013
Payroll and related	$1,264	$539
Preclinical and clinical	2,403	1,726
Professional services	103	1,265
Other	275	138
Total	$4,045	$3,668

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2014
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$175,083	$175,083	$—	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$12,761	$12,761	$—	$—
Liabilities
Convertible preferred stock warrant liability	$474	$—	$—	$474
Convertible preferred stock call option liability	21	—	—	21
Total liabilities	$495	$—	$—	$495

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level III inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2013 or the nine month period ended September 30, 2014.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial instruments as follows (in thousands):

	Convertible	Convertible
	preferred stock	preferred stock
	call option	warrant
	liability	liability
Balance at January 1, 2014	$21	$474
Fair value of call option liability recognized upon issuance of preferred stock	—	—
Change in fair value recorded in other income (expense), net	9,560	2,279
Conversion of preferred stock into common stock and reclassification to permanent equity	(9,581)	(2,753)
Balance at September 30, 2014	$—	$—

	Convertible	Convertible
	preferred stock	preferred stock
	call option	warrant
	liability	liability
Balance at January 1, 2013	$—	$433
Issuance of financial instruments	990	—
Fair value of call option liability recognized upon issuance of preferred stock	(127)	—
Change in fair value recorded in other income (expense), net	(863)	(1)
Balance at September 30, 2013	$-	$432

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

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

The assumptions used to value the convertible preferred stock warrants were as follows:

December 31,
2013
Expected term (in years)	1.1
Expected volatility	75.00%
Risk-free interest rate	13.00%
Dividend yield	0%

6. Commitments and Contingencies

Facility Leases

In August 2011, the Company signed an operating facility lease for its corporate office that included approximately 5,740 square feet of office space in Redwood City, California. The lease term was for thirty months and commenced in October 2011.

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.6 million as of September 30, 2014.

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

As of September 30, 2014, the total number of shares of common stock available for issuance under the 2014 Plan was 4,100,255, which includes the 1,695,652 shares of common stock that were available for issuance under the 2009 Plan as of the effective date of the 2014 Plan. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of September 30, 2014, approximately 648,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

VERSARTIS, INC.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company has reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of September 30, 2014, the Company has not issued any shares of common stock under the ESPP.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders - basic and diluted	$(13,834)	$(5,009)	$(67,419)	$(12,683)
Weighted-average shares outstanding	24,194,808	250,991	17,137,647	178,023
Less: weighted average shares subject to repurchase	—	(246)	—	(246)
Weighted-average shares used to compute basic and diluted net loss per share	24,194,808	250,745	17,137,647	177,777
Basic and diluted net loss per common share	$(0.57)	$(19.98)	$(3.93)	$(71.34)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	September 30,
	2014	2013
Convertible preferred stock	—	8,945,252
Warrants to purchase convertible preferred stock (1)	—	173,910
Options to purchase common stock	2,477,446	828,382
Restricted stock units	104,821	—

(1)	Assumes exercise of warrants to purchase convertible preferred stock at $5.17 per share.

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing our novel long-acting recombinant human growth hormone, VRS-317, for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients. VRS-317 is intended to reduce the burden of daily treatment by requiring significantly fewer injections, potentially improving compliance and, therefore, treatment outcomes. We have completed the Phase 2a stage of our pediatric GHD clinical trial in which we evaluated weekly, semi-monthly and monthly dosing regimens and have received feedback from various authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on the design of our planned Phase 3 clinical trial, which we intend to initiate by early 2015. We have also received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or PMDA, on our plans for a pediatric GHD Phase 2/3 clinical trial in Japan, which we also intend to initiate by early 2015. We have global rights to VRS-317 and, if VRS-317 is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

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

First Nine Months of 2014 and Other Recent Highlights

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

Financial overview

Summary

We have not generated net income from operations, and, at September 30, 2014, we had an accumulated deficit of $95.6 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. VRS-317 is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance VRS-317 into a Phase 3 clinical trial, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other income (expense), net

Other income (expense), net is comprised of changes in the fair value of the convertible preferred stock warrant and call option liabilities.   In addition, other income (expense), net includes any potential gains and losses on foreign currency transactions primarily related to third-party contracts with foreign based contract manufacturing organizations.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in the prospectus filed pursuant to Rule 424(b)(4) on March 21, 2014 with the U.S. Securities and Exchange Commission (“Prospectus”). There have been no significant or material changes in our critical accounting policies during the three and nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Prospectus.

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/			Nine Months Ended		Increase/
	September 30,		(Decrease)			September 30,		(Decrease)
	2014	2013				2014	2013
Operating expenses:
Research and development	$10,515	$4,576	$5,939	130%		$21,006	$11,401	$9,605	84%
General and administrative	3,577	685	2,892	422%		9,167	2,023	7,144	353%
Loss from operations	(14,092)	(5,261)	8,831	168%		(30,173)	(13,424)	16,749	125%
Interest income	50	—	50	NM	(1)	89	-	89	NM	(1)
Interest expense	—	—	—	NM	(1)	—	(128)	128	NM	(1)
Other income (expense), net	208	252	(44)	-18%		(11,776)	869	(12,645)	NM	(1)
Not loss and comprehensive loss	$(13,834)	$(5,009)	$8,825	176%		$(41,860)	$(12,683)	$29,177	230%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $5.9 million, or 130%, to $10.5 million for the three months ended September 30, 2014 from $4.6 million for the same period in 2013. For the nine months ended September 30, 2014 research and development expense increased $9.6 million or 84%, to $21.0 million from $11.4 million in the same period in 2013. The increase in research and development expense was primarily due to a $5.5 million increase for the three-month period and $7.2 million for the nine-month period related to manufacturing costs to support our ongoing extension study and prepare for our Phase 3 clinical trial.  Additionally, clinical costs increased $0.4 million for the three-month period and $2.4 million for the nine-month period to wrap-up our Phase 2a clinical study, support our ongoing extension study, and plan for a Phase 3 study. For the three months ended September 30, 2014 and 2013, substantially all of our research and development expense related to our VRS-317 drug development activity.

General and administrative expense

General and administrative expense increased $2.9 million, or 422%, to $3.6 million for the three months ended September 30, 2014 from $0.7 million for the same period in 2013. For the nine months ended September 30, 2014 general and administrative expense increased $7.1 million or 353%, to $9.2 million from $2.0 million in the same period in 2013. The increase in general and administrative expense was primarily due to additional payroll, including stock-based compensation, consulting, and professional services expenses incurred during the three- and nine-month periods ended September 30, 2014 as we prepared for and completed our initial public offering and expanded our infrastructure to support additional public company requirements.

Interest expense

Interest expense decreased $0.1 million, from $0.1 million for the nine months ended September 30, 2013 to zero for the same period in 2014. The decrease in interest expense was primarily due to interest expense associated with the October 2012 Convertible Loan Agreement, which converted into Series B convertible preferred stock in January 2013.

Other income (expense), net

Other income (expense), net decreased $12.6M to $11.8 million of other expense for the nine months ended September 30, 2014 from other income of $0.9 million for the same period in 2013. This decrease was primarily due to a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million as measured immediately prior to the Series D-2 financing completed in February 2014. Other expense in the nine months ended September 30, 2014 also includes a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock financings in January and May 2012 as measured immediately prior to the close of our IPO on March 26, 2014.

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

Since our inception and through the IPO, we have financed our operations primarily through private placements of our equity securities and debt financing. At September 30, 2014, we had cash and cash equivalents of $181.6 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of VRS- 317 and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our extension trial and the Phase 3 clinical trials that we plan to conduct.

If our planned Phase 3 clinical trials for VRS-317 are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(28,611)	$(12,432)
Investing activities	(600)	(9)
Financing Activities	197,505	20,192
Net increase in cash and cash equivalents	$168,294	$7,751

Cash used in operating activities

Net cash used in operating activities was $28.6 million and $12.4 million in the nine months ended September 30, 2014 and 2013, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2014 increased compared to 2013 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop VRS-317 and due to additional general and administrative expenditures as we prepared for and completed our initial public offering.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment and leasehold improvements made to our new corporate headquarters in Menlo Park, California.

Cash provided by financing activities

Cash provided by financing activities was $197.5 million in the nine months ended September 30, 2014, compared to $20.2 million in the same period of 2013. Cash provided by financing activities in both years consisted of net proceeds from the issuance of convertible preferred stock plus the net proceeds of approximately $132.1 million from our IPO in 2014.

As of September 30, 2014, we had cash and cash equivalents of approximately $181.6 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, except for our entering into a new operating facility lease in March 2014. Under this 39-month lease agreement beginning in June 2014, we are obligated to pay approximately $1.6 million in lease payments over the term of the lease.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2014, we had cash and cash equivalents of $181.6 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Addition of employee resources. We are continuing to add appropriate resources to our finance team and have leveraged external consultants at times to facilitate accurate and timely accounting closes and to accurately prepare and review financial statements and related footnote disclosures. Our finance team has been expanded to include a Chief Financial Officer and a corporate controller, both with significant public company and biotechnology industry experience, as well as other qualified personnel.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is VRS-317, a novel, long-acting recombinant human growth hormone, or rhGH, combined with a proprietary half-life extension technology referred to as XTEN. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency (GHD) and intend to initiate our planned North American and European Phase 3 pediatric GHD clinical trial for VRS-317 by early 2015. We also plan to initiate a Phase 2/3 pediatric GHD clinical trial of VRS-317 in Japan by early 2015. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize VRS-317 in a timely manner.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results for our Phase 2a stage of our Phase 1b/2a clinical trial of VRS-317 in GHD children and the results reported in earlier trials, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market VRS-317. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, European Medicines Agency, or EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If our Phase 3 clinical trial or other later-stage clinical trial do not produce favorable results, our ability to achieve regulatory approval for VRS-317 may be adversely impacted.

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

As an organization, we have never conducted a Phase 3 clinical trial or submitted an NDA or BLA before, and may be unsuccessful in doing so for VRS-317.

We have completed the Phase 2a stage of a Phase 1b/2a clinical trial of VRS-317, however, the conduct of Phase 3 clinical trials and the submission of a successful Biologics License Application, or a BLA, is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA before. Consequently, even though the Phase 2a stage of our Phase 1b/2a clinical trial was successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of VRS-317. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing VRS-317.

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

VRS-317 has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In addition, to successfully commercialize VRS-317, we must also design, manufacture, and gain regulatory approval of a delivery device to safely, effectively and conveniently administer VRS-317 in relevant patient types.

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

If our manufacturer is unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.VRS-317 is a biological molecule, or biologic, rather than a small molecule chemical compound, and as a result we face special uncertainties and risks associated with scaling up manufacturing. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is difficult to reproduce. VRS-317 was previously produced for us by a third-party contract manufacturer using a small-scale process that was too expensive and inefficient to support the dosages necessary for our ongoing and planned clinical trials. We have entered into an agreement with a new third-party manufacturer to develop a more efficient, larger-scale manufacturing process. However, scaling up and improving a biologic manufacturing process is a difficult and uncertain task, and we can give no assurance that we will be successful in developing and implementing this new process. Additionally, if we receive regulatory approval for VRS-317, in order to successfully commercialize VRS-317, we will need to manufacture quantities of VRS-317 using commercially viable processes at a scale sufficient to meet anticipated demand. Even if we are able to do so, if the therapeutically effective dosage of VRS-317 is higher than we anticipate or the obtainable sales price is lower than we anticipate, we may not be able to successfully commercialize VRS-317.

To commercialize VRS-317, we must design, manufacture, and gain regulatory approval of a delivery device to safely, effectively and conveniently administer VRS-317.  We have engaged third-party manufacturers to design a suitable prototype for commercial purposes. There can be no assurances that these efforts will be successful. If we are unsuccessful in developing a suitable delivery device, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, VRS-317. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2014, we had an accumulated deficit of $95.6 million.

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

The completion of the development and the potential commercialization of VRS-317 and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2014, we had approximately $181.6 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not independently conduct clinical studies of our lead product candidate. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we currently rely on ResearchPoint Global to oversee and manage the extension study of VRS-317. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

As of October 31, 2014, we had 25 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. For example, Novo Nordisk A/S and XL-protein GmbH filed oppositions to an issued European patent relating to the XTEN technology. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we hold material service agreements with certain parties, including Amunix, and disagreements may therefore arise as to the ownership of any intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

In March 2013, under the America Invents Act, or AIA, the United States moved to a first-to-file system and made certain other changes to its patent laws. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. Accordingly, it is not yet clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a BLA from the FDA. Neither we nor our collaboration partners have submitted an application or received marketing approval for VRS-317 or any future product candidates. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Regulatory approval of a BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2014, we had outstanding 24,194,808 outstanding shares of common stock. 17,264,465 of these shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of 16,007,154 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once those shares are registered, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Our executive officers, directors and principal stockholders will continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares representing approximately 53.5% of our common stock as of October 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Certain of our executive officers are parties to employment or other agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.0 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $11.0 million (assuming a transaction and termination date of September 30, 2014 and based on the closing price of our common stock as of October 31, 2014), in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

We expect to continue to use the proceeds from the IPO to fund clinical trials of VRS-317 for the treatment of pediatric GHD, and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 21, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014
3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014
4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014
10.3	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement	S-8	333-194949	99.5	04/01/2014
10.4	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-36361	10.1	04/17/2014
31.1*+	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*+	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed Herewith.
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

VERSARTIS, INC.
(Registrant)
Date: November 7, 2014	/s/ Jeffrey L. Cleland
Jeffrey L. Cleland Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2014	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)