Form 10-Q
period 2015-03-31
Versartis, Inc.
filed 2015-05-11
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2015, there were 29,266,236 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$230,261	$170,566
Prepaid expenses	4,186	2,398
Total current assets	234,447	172,964
Other assets	284	616
Property and equipment, net	664	714
Total assets	$235,395	$174,294
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts Payable	$601	$1,259
Accrued liabilities	7,219	5,666
Total Current Liabilities	7,820	6,925
Total Liabilities	7,820	6,925
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized at March 31, 2015 and December 31, 2014; 29,257,836 and 24,245,437 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	360,838	278,626
Accumulated deficit	(133,266)	(111,259)
Total stockholders' equity	227,575	167,369
Total liabilities and stockholders’ equity	$235,395	$174,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Operating expenses
Research and development	$17,100	$4,869
General and administrative	5,181	2,714
Total operating expenses	22,281	7,583
Loss from operations	(22,281)	(7,583)
Interest income	49	—
Other income (expense), net	226	(11,843)
Net loss and comprehensive loss	(22,006)	(19,426)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(25,559)
Net loss attributable to common stockholders	$(22,006)	$(44,985)
Net loss per basic and diluted share attributable to common stockholders	$(0.79)	$(16.13)
Weighted-average common shares used to compute basic and diluted net loss per share	27,810	2,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(22,006)	$(19,426)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54	5
Stock-based compensation expense	1,988	426
Remeasurement of convertible preferred stock call option liability	—	9,560
Remeasurement of convertible preferred stock warrant liability	—	2,279
Changes in assets and liabilities
Prepaid expenses and other assets	(1,456)	(127)
Accounts payable	(657)	665
Accrued liabilities and other liabilities	1,553	810
Net cash used in operating activities	(20,524)	(5,808)
Cash flows from investing activities
Purchase of property and equipment	(5)	(38)
Net cash used in investing activities	(5)	(38)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	132,188
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	80,208	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	64,793
Proceeds from exercise of convertible preferred stock warrants	—	570
Proceeds from exercise of common stock options	16	4
Net cash provided by financing activities	80,224	197,555
Net increase in cash and cash equivalents	59,695	191,709
Cash and cash equivalents at beginning of period	170,566	13,288
Cash and cash equivalents at end of period	$230,261	$204,997
Supplemental disclosure of noncash items
Conversion of preferred stock call option liability to additional paid in capital	$—	$9,581
Conversion of preferred stock warrant liability to additional paid in capital	$—	$2,752
Conversion of preferred stock to common stock and additional paid in capital	$—	$122,290
Offering issuance costs	$—	$1,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Versartis, Inc. (the “Company”) was incorporated on December 10, 2008 in the State of Delaware. The Company is an endocrine-focused biopharmaceutical company initially developing long-acting recombinant human growth hormone for the treatment of growth hormone deficiency. The Company is developing drug candidates that it has licensed from Amunix Operating Inc. (“Amunix”).

The Company’s headquarters and operations are in Menlo Park, California. Since incorporation, the Company has been primarily performing research and development activities, including early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support and expand these activities.

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2015 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed on March 6, 2015 with the U.S. Securities and Exchange Commission (“SEC”).

Secondary Offering

In January 2015, we completed a secondary public offering of common stock, pursuant to which we issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their over-allotment option, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements are consolidated for the quarter ended March 31, 2015 and year ended December 31, 2014 and include the accounts of Versartis, Inc. and its wholly-owned subsidiary, Versartis Cayman Holdings Company, established in the fourth quarter of 2014. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations. All other accompanying condensed financial statements for the quarter ended March 31, 2014 include only the accounts of Versartis, Inc.

Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2015, the Company had an accumulated deficit of $133.3 million and working capital of $226.6 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently in January 2015, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States of America.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Reclassification

Certain amounts within the consolidated balance sheet for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company’s previously reported financial position.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at five financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014 the Company’s cash and cash equivalents were held in five institutions in the United States and include deposits in money market funds which were unrestricted as to withdrawal or use.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2015 or December 31, 2014.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. Convertible preferred stock call option liability and convertible preferred stock warrant liability, which were outstanding through the completion of the Company’s initial public offering during the three months ended March 31, 2014, were carried at fair value.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

The Company’s financial instruments consist of Level I assets. Level I securities are comprised of a highly liquid money market fund.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Operating Expenses
Research and development	$604	$124
General and administrative	1,384	302
Total	$1,988	$426

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for all of the periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public companies and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has adopted ASU 2014-10, effective January 1, 2015, but there was no impact on its financial position, results of operations or cash flows.

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	March 31,	December 31,
	2015	2014
Preclinical and clinical (1)	$3,669	$2,216
Other	517	182
Total	$4,186	$2,398

(1)	These prepayments consist primarily of advances to our contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2015	2014
Payroll and related	$1,143	$1,737
Preclinical and clinical	5,489	3,259
Professional services	188	411
Other	399	259
Total	$7,219	$5,666

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2015
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$160,162	$160,162	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$160,125	$160,125	$—	$—

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

5. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.9 million as of March 31, 2015.

6. Equity Incentive Plans

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

As of March 31, 2015, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 2,031,000. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of March 31, 2015, approximately 2,947,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company has reserved a total of approximately 392,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of March 31, 2015, the Company has approximately 9,000 shares of common stock under the ESPP.

7. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net loss attributable to common stockholders - basic and diluted	$(22,006)	$(44,985)
Weighted-average shares outstanding	27,810	2,788
Weighted-average shares used to compute basic and diluted net loss per share	27,810	2,788
Basic and diluted net loss per common share	$(0.79)	$(16.13)

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	March 31,
	2015	2014
Options to purchase common stock	2,761,967	2,188,896
Restricted stock units	185,514	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2014, included in our annual report on Form 10-K filed on March 6, 2015 with the U.S. Securities and Exchange Commission (SEC).

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing our novel long-acting recombinant human growth hormone, VRS-317, for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients. VRS-317 is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving compliance and, therefore, treatment outcomes. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed 12 month safety and efficacy data from our ongoing Extension Study and have received feedback from various authorities, including the FDA and the EMA, providing guidance on the design of our Phase 3 clinical trial. We have submitted to the FDA the protocol for a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial, and we initiated this Phase 3 trial in early 2015. As part of our on-going dialogue with the FDA, the agency recently requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold (PCH) pending receipt and analysis of those data. We continue to administer VRS-317 to patients enrolled in our ongoing Extension Study and we continue to initiate U.S. sites and screen potential trial participants in the VELOCITY trial. We have received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our plans for a pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial and a complete Clinical Trial Notification, or CTN, and initiated this Phase 2/3 trial in April 2015. In the first half of 2015, we received input from the FDA and the EMA and as a result we will conduct a Phase 2 trial in GHD adults prior to Phase 3 for this population, and we anticipate initiation of the Phase 2 trial in the second half of 2015. We have global rights to VRS-317 and, if VRS-317 is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

VRS-317 is a fusion protein consisting of rhGH and a proprietary half-life extension technology known as XTEN, which we in-licensed from Amunix Operating, Inc., or Amunix. Amunix has granted us an exclusive license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products, including VRS-317. Once we start commercializing a licensed product, we will owe to Amunix a royalty on net sales of the licensed products until the later of the expiration of all licensed patents or ten years from the first commercial sale in the relevant country. The royalty payable is one percent of net sales for the first two marketed products, but higher single-digit royalties are payable if we market additional products, or if we substitute one marketed product for another. If we elect to substitute one marketed product for another, in addition to royalties, we would also be required to make milestone and other payments totaling up to $40 million per marketed product.

First Three Months of 2015 and Other Recent Highlights

In January 2015, we completed a public offering of common stock, in which we issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

Financial overview

Summary

We have not generated net income from operations, and, at March 31, 2015, we had an accumulated deficit of $133.3 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. VRS-317 is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance VRS-317 through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our pediatric GHD Phase 3, our on-going Extension Study, our GHD Phase 2/3 registration trial in Japan, and our Phase 2 and 3 Adult GHD trials. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 6, 2015 with the SEC. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2015	2014
Operating expenses:
Research and development	$17,100	$4,869	$12,231	251%
General and administrative	5,181	2,714	2,467	91%
Loss from operations	(22,281)	(7,583)	14,698	194%
Interest income	49	—	49	NM	(1)
Other income (expense), net	226	(11,843)	(12,069)	-102%
Not loss and comprehensive loss	$(22,006)	$(19,426)	$2,580	13%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $12.2 million, or 251%, to $17.1 million for the three months ended March 31, 2015 from $4.9 million for the same period in 2014. The increase in research and development expense was primarily due to a $10.3 million increase related to manufacturing costs to support our ongoing Extension Study and prepare for our Phase 3 clinical trial.  Additionally, clinical costs increased $1.9 million related to the initiation of our global Phase 3 trial and our Phase 2/3 trial in Japan. For the three months ended March 31, 2015 and 2014, substantially all of our research and development expense related to our VRS-317 drug development activity.

General and administrative expense

General and administrative expense increased $2.5 million, or 91%, to $5.2 million for the three months ended March 31, 2015 from $2.7 million for the same period in 2014. The increase in general and administrative expense was primarily due to additional payroll, including an increase in stock-based compensation of $1.1 million, consulting, and professional services expenses as we continue to expand our infrastructure to support our growth.

Other income (expense), net

Other income (expense), net decreased $12.1 million to $0.3 million of other income for the three months ended March 31, 2015 from other expense of $11.8 million for the same period in 2014. This decrease was primarily due to a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million as measured immediately prior to the Series D-2 financing completed in February 2014. Other expense in the three months ended March 31, 2014 also includes a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock financings in January and May 2012 as measured immediately prior to the close of our IPO on March 26, 2014.

Liquidity and capital resources

In January 2015, we completed a public offering of common stock, in which we issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

Since our inception, we have financed our operations through private placements of our equity securities, debt financing and, more recently, our initial public offering in 2014 and our secondary offering in January 2015. At March 31, 2015, we had cash and cash equivalents of $230.3 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of VRS- 317 and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our Extension Study and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

If our on-going and planned Phase 2 and Phase 3 clinical trials for VRS-317 are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(20,524)	$(5,808)
Investing activities	(5)	(38)
Financing Activities	80,224	197,555
Net increase in cash and cash equivalents	$59,695	$191,709

Cash used in operating activities

Net cash used in operating activities was $20.5 million and $5.8 million in the three months ended March 31, 2015 and 2014, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2015 increased compared to 2014 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop VRS-317.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment and leasehold improvements made to our new corporate headquarters in Menlo Park, California, which commenced in May 2014.

Cash provided by financing activities

Cash provided by financing activities was $80.2 million in the three months ended March 31, 2015, compared to $197.6 million in the same period of 2014. Cash provided by financing activities for 2015 and 2014 consisted of net proceeds from our follow-on offering and initial public offering, respectively.

As of March 31, 2015, we had cash and cash equivalents of approximately $230.3 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2015, we had cash and cash equivalents of $230.3 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II: OTHER INFORMATION

Item 1. Legal proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks related to the development and commercialization of our product candidate

Our success depends heavily on the successful development, regulatory approval and commercialization of our only product candidate, VRS-317.

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is VRS-317, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial for VRS-317 in early 2015. We also initiated a Phase 2/3 pediatric GHD clinical trial of VRS-317 in Japan in April 2015 and plan to initiate a Phase 2 adult GHD clinical trial of VRS-317 in the second half of 2015. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize VRS-317 in a timely manner.

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

Although we have completed the Phase 2a stage of a Phase 1b/2a clinical trial of VRS-317, the conduct of our Phase 3 clinical trial and the submission of a successful Biologics License Application, or BLA, is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA before. Consequently, even though the Phase 2a stage of our Phase 1b/2a clinical trial was successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of VRS-317. Failure to complete, or delays in our clinical trials would prevent us from or delay us in commercializing VRS-317.

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

For example, we enrolled 48 patients in the United States over approximately eight months in the Phase 1b stage of our Phase 1b/2a clinical trial of VRS-317. The last patient was enrolled in the Phase 2a stage of the trial in November 2013, and the trial was completed by mid-2014. As the outcome of the Phase 2a stage of the trial was successful, we initiated a Phase 3 clinical trial in the United States, Western Europe and Canada in early 2015. As we expect to study only pre-pubertal naïve to treatment subjects in the Phase 3 clinical trial, we will need to seek participation of additional patients in that trial. We will need to activate new clinical sites and enroll patients at forecasted rates at both new and existing clinical sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on past experience with the Phase 1b stage of the Phase 1b/2a clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will not face delays in our Phase 3 clinical trial. As with all global clinical trials, enrollment in our Phase 3 clinical trial is dependent on obtaining clearance from regulatory authorities in each country in which it will be conducted. To date, authorities in several countries have requested additional data or information prior to authorizing treatment of patients at sites located in those countries. For example, the FDA has recently placed the Investigational New Drug Application, or IND, for VRS-317 on partial clinical hold, or PCH, pending our provision of additional bioanalytical data. Under the PCH, we may continue to administer VRS-317 to patients enrolled in our ongoing Extension Study but may not enroll new patients in the United States until it is lifted. If we are unable to provide sufficient responses to the FDA and other regulatory authorities or additional authorities make requests prior to permitting enrollment, the Phase 3 trial may be delayed significantly.

There may be concurrent competing pediatric GHD clinical trials that will inhibit or slow our enrollment in the Phase 3 clinical trial. If we experience delays in enrollment, our ability to complete our Phase 3 clinical trial could be impaired and the costs of conducting the trial could increase, either of which could have a material adverse effect on our business.

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
•

we might have to suspend or terminate clinical studies of our product candidates for various reasons, including a PCH such as the one that is currently in effect or a finding that our product candidates have unanticipated serious side effects or other unexpected characteristics or that the patients are being exposed to unacceptable health risks;

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

Even if our clinical trials demonstrate acceptable safety and efficacy of VRS-317 for growth in pediatric GHD patients based on a twice-monthly dosing regimen, the FDA or similar regulatory authorities outside the United States may not approve VRS-317 for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Assuming the success of our clinical trials, we anticipate seeking regulatory approval for VRS-317 in the United States, Europe and Canada for treatment of pediatric GHD patients based on a twice-monthly dosing regimen. It is possible that the FDA, the EMA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of VRS-317 for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in our Phase 3 clinical trial, and considering that VRS-317 is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

Moreover, even if the FDA or other regulatory authorities approve VRS-317 for treatment of pediatric GHD patients based on twice-monthly dosing, the approval may include additional restrictions on the label that could make VRS-317 less attractive to physicians and patients compared to other products that may be approved for broader indications, which could limit potential sales of VRS-317.

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

VRS-317 has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for VRS-317, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of VRS-317 produced by our new manufacturer intended for our ongoing Extension Study. The FDA subsequently issued a PCH related to the use of any material produced by this new manufacturer and requested additional information prior to allowing us to use the newly manufactured lot. We responded to the FDA’s requests, and the FDA ultimately lifted the PCH in June 2014, and the new supply is currently being used in the Extension Study. There can be no assurance, however, that we will not be subject to similar FDA actions in the future.

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

We are developing our lead product candidate, VRS-317, for treatment of pediatric GHD patients based on a twice-monthly dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), Tev-tropin® (Teva Pharmaceuticals), Omnitrope® (Sandoz GmbH) and Valtropin® (LG Life Science). These rhGH drugs, with the exception of Valtropin®, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, or PBMs, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of VRS-317 to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to VRS-317, the perception that the use of VRS-317 will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, VRS-317. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2015, we had an accumulated deficit of $133.3 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock and, the initial public offering of our common stock in March 2014, and a follow-on offering of our common stock in January 2015. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:

•	continue the research and development of our only product candidate, VRS-317, and any future product candidates;
•

continue clinical studies of VRS-317, including the Phase 3, Phase 2/3, and Phase 2 clinical trials of VRS-317 that we initiated or expect to initiate in 2015, which will be our most expensive clinical trials to date;

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

To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for VRS-317 or any future product candidates, we do not know when any of these products will generate revenue from product sales for us. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including VRS-317 or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from VRS-317 or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including our ongoing Extension Study and Phase 3, Phase 2/3, and Phase 2 clinical trials of VRS-317, successfully and on a timely basis;
•	demonstrate the safety and efficacy of VRS-317 to the satisfaction of the FDA and obtain regulatory approval for VRS-317 and future product candidates, if any, for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•	set a commercially viable price for our products;
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

The completion of the development and the potential commercialization of VRS-317 and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2015, we had approximately $230.3 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not independently conduct clinical studies of our lead product candidate. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we currently rely on ResearchPoint Global to oversee and manage the Extension Study and global Phase 3 pediatric trial of VRS-317. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We are highly dependent on our chief executive officer and the other principal members of our executive team, all of whom joined our company prior to May 2015, when our current chief executive officer began serving in that role. Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people or instability in our executive team, which may be more likely due to our recent leadership changes, could impede the achievement of our research, development and commercialization objectives.

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

As of April 30, 2015, we had 39 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of VRS-317 produced by our new manufacturer and intended for our ongoing Extension Study. The FDA subsequently issued a PCH related to the use of any material produced by this new manufacturer and requested additional information prior to allowing us to use the newly manufactured lot and the new supply is currently being used in the Extension Study. We responded to the FDA’s requests, and the FDA ultimately lifted the PCH in June 2014. Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other things:

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the ACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President

Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.

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

The ACA, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Our stock price has fluctuated in the past and may be volatile in the future. From March 21, 2014, the first date of trading of our common stock, through April 30, 2015 the reported sale price of our common stock has fluctuated between $16.15 and $36.86 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of April 30, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 61% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate condensed consolidated financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

In connection with our preparations for becoming a public company, we identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our condensed consolidated financial statements. If we fail to remediate one or more of our material weaknesses in the future or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014
3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014
4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014
10.3	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement	S-8	333-194949	99.5	04/01/2014
10.4	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-36361	10.1	04/17/2014
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed Herewith.
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

VERSARTIS, INC.
(Registrant)
Date: May 11, 2015	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2015	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)