Form 10-Q
period 2015-06-30
Versartis, Inc.
filed 2015-08-05
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 29,351,845 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$214,673	$170,566
Prepaid expenses	3,929	2,398
Total current assets	218,602	172,964
Other assets	354	616
Property and equipment, net	604	714
Total assets	$219,560	$174,294
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,331	$1,259
Accrued liabilities	5,978	5,666
Total current liabilities	7,309	6,925
Total liabilities	7,309	6,925
Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized at June 30, 2015 and December 31, 2014; 29,331,445 and 24,245,437 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	365,180	278,626
Accumulated deficit	(152,932)	(111,259)
Total stockholders' equity	212,251	167,369
Total liabilities and stockholders’ equity	$219,560	$174,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$11,940	$5,622	$29,040	$10,491
General and administrative	7,556	2,877	12,737	5,591
Total operating expenses	19,496	8,499	41,777	16,082
Loss from operations	(19,496)	(8,499)	(41,777)	(16,082)
Interest income	65	40	114	40
Other income (expense), net	(236)	(141)	(10)	(11,984)
Net loss and comprehensive loss	(19,667)	(8,600)	(41,673)	(28,026)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(25,559)
Net loss attributable to common stockholders	$(19,667)	$(8,600)	$(41,673)	$(53,585)
Net loss per basic and diluted share attributable to common stockholders	$(0.67)	$(0.36)	$(1.60)	$(3.95)
Weighted-average common shares used to compute basic and diluted net loss per share	29,293	24,195	26,035	13,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(41,673)	$(28,026)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	113	18
Loss on sale of assets	—	4
Stock-based compensation expense	6,225	1,493
Remeasurement of convertible preferred stock call option liability	—	9,560
Remeasurement of convertible preferred stock warrant liability	—	2,279
Changes in assets and liabilities
Prepaid expenses and other assets	(1,270)	(4,026)
Accounts payable	72	781
Accrued liabilities and other liabilities	312	423
Net cash used in operating activities	(36,221)	(17,494)
Cash flows from investing activities
Purchase of property and equipment	(5)	(483)
Net cash used in investing activities	(5)	(483)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	132,095
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	80,208	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	64,793
Proceeds from exercise of convertible preferred stock warrants	—	570
Proceeds from issuance of equity awards in connection with equity incentive plans	125	4
Net cash provided by financing activities	80,333	197,462
Net increase in cash and cash equivalents	44,107	179,485
Cash and cash equivalents at beginning of period	170,566	13,288
Cash and cash equivalents at end of period	$214,673	$192,773
Supplemental disclosure of noncash items
Conversion of preferred stock call option liability to additional paid in capital	$—	$9,581
Conversion of preferred stock warrant liability to additional paid in capital	$—	$2,752
Conversion of preferred stock to common stock and additional paid in capital	$—	$122,290
Offering issuance costs	$—	$230

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

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2015 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed on March 6, 2015 with the U.S. Securities and Exchange Commission (“SEC”).

Secondary Offering

In January 2015, the Company completed a secondary public offering of common stock, pursuant to which the Company issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their over-allotment option, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

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

The accompanying condensed consolidated financial statements are consolidated for the six months ended June 30, 2015 and year ended December 31, 2014 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations, with the exception of Versartis GmbH, which utilizes the euro. All other accompanying condensed financial statements for the quarter ended June 30, 2014 include only the accounts of Versartis, Inc.

As of June 30, 2015, we had cash and cash equivalents balance of $214.7 million consisting of cash and investments in highly liquid U.S. money market funds.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization. Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2015, the Company had an accumulated deficit of $152.9 million and working capital of $211.3 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently in January 2015, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States of America.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at multiple financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014 the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and include deposits in money market funds which were unrestricted as to withdrawal or use.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2015 or December 31, 2014.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. Convertible preferred stock call option liability and convertible preferred stock warrant liability, which were outstanding through the completion of the Company’s initial public offering during the three months ended March 31, 2014, were carried at fair value.

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

The Company’s financial instruments consist of Level I assets. Level I securities are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Expenses
Research and development	$632	$242	$1,236	$367
General and administrative	3,605	825	4,989	1,126
Total	$4,237	$1,067	$6,225	$1,493

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, convertible preferred stock warrants, and shares issued under our Employee Stock Purchase Plan are considered to be potentially dilutive securities. Because the Company has reported a net loss for all of the periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	June 30,	December 31,
	2015	2014
Preclinical and clinical (1)	$3,390	$2,216
Other	539	182
Total	$3,929	$2,398

(1)	These prepayments consist primarily of advances to our contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2015	2014
Payroll and related	$1,520	$1,737
Preclinical and clinical	4,048	3,259
Professional services	42	411
Other	368	259
Total	$5,978	$5,666

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2015
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$117,681	$117,681	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$160,125	$160,125	$—	$—

5. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.7 million as of June 30, 2015.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In May 2015, the Company entered into an operating facility lease agreement to lease an additional 15,000 square feet in Menlo Park, California for a period of twenty-four months to support headcount growth at its headquarters.  The lease is estimated to commence on March 1, 2016 and under this lease the total obligation for the Company is approximately $1.6 million as of June 30, 2015

6. Equity Incentive Plans

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

As of June 30, 2015, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,399,000. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of June 30, 2015, approximately 3,515,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company has reserved a total of approximately 392,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of June 30, 2015, the Company has issued approximately 29,000 shares of common stock under the ESPP.

On May 6, 2015, the Company’s co-founder and then CEO, Jeff Cleland, resigned as President and CEO and as a member of the Company’s Board of Directors.  As part of the Separation and Consulting Agreement entered into between the Company and Dr. Cleland, the Company incurred $2.4 million of additional separation related costs, of which $2.0 million was calculated as the full fair value of Dr. Cleland’s unexercised vested stock options as well as his unvested stock options expected to vest over the 12 month term of his consulting agreement.  The remaining $0.4 million of incremental payroll costs incurred during the three months ended June 30, 2015 related to a one-time cash severance payment associated with the Company’s CEO transition.

7. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders - basic and diluted	$(19,667)	$(8,600)	$(41,673)	$(53,585)
Weighted-average shares outstanding	29,293	24,195	26,035	13,551
Less: weighted average shares subject to repurchase	—	-	—	-
Weighted-average shares used to compute basic and diluted net loss per share	29,293	24,195	26,035	13,551
Basic and diluted net loss per common share	$(0.67)	$(0.36)	$(1.60)	$(3.95)

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	June 30,
	2015	2014
Options to purchase common stock	3,234,916	2,526,446
Restricted stock units	280,255	104,821

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing our novel long-acting recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients. Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving compliance and, therefore, treatment outcomes. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed 18 month safety data from our ongoing Extension Study and have received feedback from various authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015 we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial. Following initiation of the trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold (PCH). We provided the requested information to the agency and the PCH was lifted in June 2015. We are now able to enroll potential trial participants for the VELOCITY trial at U.S., Canadian, and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We have received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our plans for a pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial and a complete Clinical Trial Notification, or CTN, and initiated this Phase 2/3 trial in April 2015. In the first half of 2015, we received input from the FDA and the EMA and as a result we will conduct a Phase 2 trial in GHD adults prior to Phase 3 for this population, and we anticipate initiation of the Phase 2 trial in the second half of 2015. We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

Somavaratan is a fusion protein consisting of rhGH and a proprietary half-life extension technology known as XTENTM, which we in-licensed from Amunix Operating, Inc., or Amunix. Amunix has granted us an exclusive license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products, including somavaratan. Once we start commercializing a licensed product, we will owe to Amunix a royalty on net sales of the licensed products until the later of the expiration of all licensed patents or ten years from the first commercial sale in the relevant country. The royalty payable is one percent of net sales for the first two marketed products, but higher single-digit royalties are payable if we market additional products, or if we substitute one marketed product for another. If we elect to substitute one marketed product for another, in addition to royalties, we would also be required to make milestone and other payments totaling up to $40 million per marketed product.

First Half of 2015 and Other Recent Highlights

In January 2015, we completed a public offering of common stock, in which we issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

Financial overview

Summary

We have not generated net income from operations, and, at June 30, 2015, we had an accumulated deficit of $152.9 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our pediatric GHD Phase 3 trial, our on-going Extension Study, our GHD Phase 2/3 registration trial in Japan, and our Phase 2 and 3 Adult GHD trials. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure to support continued growth.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 6, 2015 with the SEC. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2015	2014			2015	2014
Operating expenses:
Research and development	$11,940	$5,622	$6,318	112%	$29,040	$10,491	$18,549	177%
General and administrative	7,556	2,877	4,679	163%	12,737	5,591	7,146	128%
Loss from operations	(19,496)	(8,499)	10,997	129%	(41,777)	(16,082)	25,695	160%
Interest income	65	40	25	62%	114	40	74	185%
Other income (expense), net	(236)	(141)	95	67%	(10)	(11,984)	11,974	-100%
Not loss and comprehensive loss	$(19,667)	$(8,600)	$11,067	129%	$(41,673)	$(28,026)	$13,647	49%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $6.3 million, or 112%, to $11.9 million for the three months ended June 30, 2015 from $5.6 million for the same period in 2014. For the six months ended June 30, 2015, research and development expense increased $18.5 million, or 177%, to $29.0 million from $10.5 million for the same period in 2014.  The increase in research and development expense was primarily due to a $3.4 million increase for the three months ended June 30, 2015 and a $14.0 million increase for the six months ended June 30, 2015 related to manufacturing costs to prepare for our ongoing and upcoming Phase 2 and 3 clinical trials.  Additionally, clinical costs increased $2.9 million for the three months ended June 30, 2015 and $4.5 million for the six months ended June 30, 2015 related to the start-up of several clinical trials in late 2014 and early 2015, including our global Phase 3 pediatric trial, our Phase 2 Adult trial, and our Phase 2/3 trial in Japan. For the three months ended June 30, 2015 and 2014, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $4.7 million, or 163%, to $7.6 million for the three months ended June 30, 2015 from $2.9 million for the same period in 2014. For the six months ended June 30, 2015, general and administrative expense increased $7.1 million, or 128%, to $12.7 million from $5.6 million for the same period in 2014.  The increase in general and administrative expense was primarily due to additional payroll, consulting, and professional services expenses as we continue to expand our infrastructure to support our growth as well as one-time non-recurring expenses of $2.4 million associated with our CEO transition.  Included in general and administrative expense is stock-based compensation of $3.6 million for the three months ended June 30, 2015, of which $2.0 million is related to our CEO transition, and $5.0 million for the six months ended June 30, 2015, which reflects an increase of $2.8 million and $3.9 million for the three and six months ended June 30, 2015, respectively.

Other income (expense), net

Other income (expense), net decreased $12.0 million to zero other income for the six months ended June 30, 2015 from other expense of $12.0 million for the same period in 2014. This decrease was primarily due to a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million as measured immediately prior to the Series D-2 financing completed in February 2014. Other expense in the six months ended June 30, 2014 also includes a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock financings in January and May 2012 as measured immediately prior to the close of our IPO on March 26, 2014.

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

Since our inception, we have financed our operations through private placements of our equity securities, debt financing and, more recently, our initial public offering in 2014 and our secondary offering in January 2015. At June 30, 2015, we had cash and cash equivalents of $214.7 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our Extension Study and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

If our on-going and planned Phase 2 and Phase 3 clinical trials for somavaratan are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and cost of our clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture somavaratan on a larger scale;
•	the costs of commercialization activities if somavaratan or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(36,221)	$(17,494)
Investing activities	(5)	(483)
Financing Activities	80,333	197,462
Net increase in cash and cash equivalents	$44,107	$179,485

Cash used in operating activities

Net cash used in operating activities was $36.2 million and $17.5 million in the six months ended June 30, 2015 and 2014, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2015 increased compared to 2014 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment and leasehold improvements made to our new corporate headquarters in Menlo Park, California, which commenced in May 2014.

Cash provided by financing activities

Cash provided by financing activities was $80.3 million in the six months ended June 30, 2015, compared to $197.5 million in the same period of 2014. Cash provided by financing activities for 2015 and 2014 consisted of net proceeds from our follow-on offering and initial public offering, respectively.

As of June 30, 2015, we had cash and cash equivalents of approximately $214.7 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the three months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2015, we had cash and cash equivalents of $214.7 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the development and commercialization of our product candidate

Our success depends heavily on the successful development, regulatory approval and commercialization of our only product candidate, somavaratan.

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial for somavaratan in early 2015. We also initiated a Phase 2/3 pediatric GHD clinical trial of somavaratan in Japan in April 2015 and plan to initiate a Phase 2 adult GHD clinical trial of somavaratan in the second half of 2015. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize somavaratan in a timely manner.

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for somavaratan followed by most of the approved rhGH products for pediatric GHD patients: a dose-finding study and a Phase 3 registration trial with a primary endpoint of 12 month mean height velocity. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that three, six and twelve month mean height velocities are well correlated within the same clinical trial, it is possible that somavaratan, due to its unique properties, will produce different results. If 12 month mean height velocities that we observed for somavaratan in the ongoing Extension Study do not correlate to 12 month mean height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, somavaratan may not achieve the required primary endpoint in the Phase 3 clinical trial, and somavaratan may not receive regulatory approval.

Moreover, obtaining regulatory approval for marketing of somavaratan in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if somavaratan or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for somavaratan in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue to fund our operations. Also, any regulatory approval of somavaratan or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for somavaratan, the commercial success of somavaratan will depend on a number of factors, including the following:

•	development of our own commercial organization or establishment of a commercial collaboration with a commercial infrastructure;
•	establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payors;

•

the ability of our third-party manufacturers to manufacture quantities of somavaratan using commercially viable processes at a scale sufficient to meet anticipated demand and reduce our cost of manufacturing, and that are compliant with current Good Manufacturing Practices, or cGMP, regulations;

•	our success in educating physicians and patients about the benefits, administration and use of somavaratan;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;
•	acceptance of somavaratan as safe and effective by patients, caregivers and the medical community;
•	a continued acceptable safety profile of somavaratan following approval; and
•	continued compliance with our obligations in our intellectual property licenses with third parties upon favorable terms.

Many of these factors are beyond our control. If we or our commercialization collaborators are unable to successfully commercialize somavaratan, we may not be able to earn sufficient revenues to continue our business.

Somavaratan is a new chemical entity, and although it contains the same rhGH composition used in currently approved rhGH products, it has been genetically modified to extend its half-life, creating uncertainty about its long-term safety profile.

Somavaratan utilizes the same rhGH amino acid sequence as in currently approved rhGH products, but combined with sequences of hydrophilic amino acids genetically fused to the rhGH protein to extend its half-life. This proprietary in-licensed half-life extension technology, XTEN, has been used in somavaratan to potentially enable less frequent administration of rhGH. We have limited clinical data on product candidates utilizing XTEN technology indicating whether they are safe or effective for long-term treatment in humans. The long term safety and efficacy of the XTEN technology and the extended half-life and exposure profile of somavaratan compared to currently approved rhGH products is unknown, and it is possible it may increase the risk of unforeseen reactions to somavaratan following extended treatment relative to other currently approved rhGH products. Elevated levels of rhGH and IGF-I together can lead to acromegaly, a rare disease that occurs when the body produces excess growth hormone, leading to an increase in the size of bones and organs and which can result in disfigurement and other complications, with an associated increased cancer risk. It is unknown whether long-term repeated administration of somavaratan could result in an increased immune response to rhGH, leading to a loss of efficacy or potential safety issues. If extended treatment with somavaratan in our ongoing or future clinical trials results in any concerns about its safety or efficacy, we may be unable to successfully develop or commercialize somavaratan.

Because the results of preclinical testing and earlier clinical trials and the results to date in our Extension Study are not necessarily predictive of future results, somavaratan may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials and the results to date in our Extension Study do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results to date in our ongoing Extension Study of somavaratan in GHD children and the results reported in earlier trials, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market VRS-317. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, European Medicines Agency, or EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If our Phase 3 clinical trial of somavaratan in GHD children or other later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for somavaratan may be adversely impacted.

There can be no assurance that somavaratan will not exhibit new or increased safety risks in the Phase 3 clinical trial as compared to the Phase 1b/2a clinical trial or ongoing Extension Study. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.

In addition, we have not yet confirmed that the selected Phase 3 dose of somavaratan administered for 12 months will provide adequate efficacy to support registration. There can be no guarantee that the dose studied in the Phase 3 clinical trial will be efficacious or, if it is, whether it will be the optimal dose. There cannot be any guarantee that any of these studies will be successful in determining a dose or dose regimen of somavaratan suitable for marketing approval.

As an organization, we have never conducted a Phase 3 clinical trial or submitted an NDA or BLA before, and may be unsuccessful in doing so for somavaratan.

Although we have completed the Phase 2a stage of a Phase 1b/2a clinical trial of somavaratan, the conduct of our Phase 3 clinical trial and the submission of a successful Biologics License Application, or BLA, is a complicated process. As an organization, we have never conducted a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA before. Consequently, even though the Phase 2a stage of our Phase 1b/2a clinical trial was successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of somavaratan. Failure to complete, or delays in our clinical trials would prevent us from or delay us in commercializing somavaratan.

Long-acting rhGH products and product candidates no longer in development or marketed have failed to generate commercial success or obtain regulatory approval, and we cannot predict whether somavaratan will achieve success where others have failed.

Many attempts have been made to develop sustained release formulations of rhGH. For example, Nutropin Depot, a long-acting form of rhGH developed by Genentech that uses Alkermes’ ProLease® injectable extended-release drug delivery system, was approved by the FDA in 1999 and withdrawn from the market in 2004 by Genentech and Alkermes due to the significant resources required to continue manufacturing and commercializing the product. Additional attempts at sustained release formulations have not yet led to globally marketed products, due to manufacturing, regulatory, efficacy and/or safety reasons. Even if we obtain all requisite regulatory approvals, no assurance can be given that somavaratan will achieve commercial success or market adoption.

Delays in the enrollment of patients in any of our clinical studies could increase our development costs and delay completion of the study.

We may not be able to initiate or continue clinical studies for somavaratan or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

For example, we enrolled 48 patients in the United States over approximately eight months in the Phase 1b stage of our Phase 1b/2a clinical trial of somavaratan. The last patient was enrolled in the Phase 2a stage of the trial in November 2013, and the trial was completed by mid-2014. As the outcome of the Phase 2a stage of the trial was successful, we initiated a Phase 3 clinical trial in the United States, Western Europe and Canada in early 2015. As we expect to study only pre-pubertal naïve to treatment subjects in the Phase 3 clinical trial, we will need to seek participation of additional patients in that trial. We will need to activate new clinical sites and enroll patients at forecasted rates at both new and existing clinical sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on past experience with the Phase 1b stage of the Phase 1b/2a clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will not face delays in our Phase 3 clinical trial. As with all global clinical trials, enrollment in our Phase 3 clinical trial is dependent on obtaining clearance from regulatory authorities in each country in which it will be conducted. To date, authorities in several countries have declined clinical trial applications or requested additional data or information prior to authorizing such applications in those countries. If we are unable to provide sufficient responses to the regulatory authorities prior to enrollment or during the conduct of the study, the Phase 3 trial may be delayed.

There may be concurrent competing pediatric GHD clinical trials that will inhibit or slow our enrollment in the Phase 3 clinical trial. If we experience delays in enrollment, our ability to complete our Phase 3 clinical trial could be impaired and the costs of conducting the trial could increase, either of which could have a material adverse effect on our business.

If clinical studies of somavaratan and any future product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of somavaratan or our future product candidates.

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

We may experience numerous unforeseen events during, or as a result of, clinical studies that could delay or prevent our ability to receive regulatory approval or commercialize somavaratan or any future product candidates, including the following:

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

If we are required to conduct additional clinical studies or other testing of somavaratan or any future product candidates beyond those that we contemplate, if we are unable to successfully complete clinical studies or other testing, if the results of these studies or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Somavaratan or our future product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any marketing approval.

Our product candidate, somavaratan, has not completed clinical development. The risk of failure of clinical development is high. It is impossible to predict when or if this or any future product candidates will prove safe enough to receive regulatory approval. Undesirable side effects caused by somavaratan or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

Pediatric subjects taking somavaratan have reported adverse events, such as mild and transient injection site pain and erythema. Other adverse events that have occurred in >5% of pediatric subjects to date include arthralgia, headache and extremity pain. No serious side effects have been reported to date. However, we cannot provide assurance that side effects from somavaratan in current or future clinical trials will continue to be mild or that side effects in general will not prompt the discontinued development of somavaratan or any future product candidates. In addition, the administration of therapeutic proteins including recombinant hGH occasionally causes an immune response, resulting in the creation of antibodies against the protein. The antibodies may be transient or persistent and can have no effect or can neutralize the activity of the protein or accelerate its clearance. Antibodies, including the rare occurrence of neutralizing antibodies, have been observed in the somavaratan clinical trials and while they had no effect on occurrence of adverse events, their overall clinical relevance must be assessed in our Phase 3 clinical trials. Due to potential safety, efficacy, immunogenicity, or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market somavaratan or any future product candidates, which could prevent us from ever generating revenue or achieving profitability. Results of our trials could reveal an unacceptably high severity or prevalence of side effects or antibodies. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Additionally, if somavaratan or any of our future product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

Even if our clinical trials demonstrate acceptable safety and efficacy of somavaratan for growth in pediatric GHD patients based on a twice-monthly dosing regimen, the FDA or similar regulatory authorities outside the United States may not approve somavaratan for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Assuming the success of our clinical trials, we anticipate seeking regulatory approval for somavaratan in the United States, Europe and Canada for treatment of pediatric GHD patients based on a twice-monthly dosing regimen. It is possible that the FDA, the EMA, the PMDA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of somavaratan for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in our Phase 3 clinical trial, and considering that somavaratan is a new chemical entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

Moreover, even if the FDA or other regulatory authorities approve somavaratan for treatment of pediatric GHD patients based on twice-monthly dosing, the approval may include additional restrictions on the label that could make somavaratan less attractive to physicians and patients compared to other products that may be approved for broader indications, which could limit potential sales of somavaratan.

If we fail to obtain FDA or other regulatory approval of somavaratan or if the approval is narrower than what we seek, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Even if somavaratan or any future product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.

If somavaratan or any future product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

For example, a number of companies offer therapies for treatment of pediatric GHD patients based on a daily regimen, and physicians, patients or their families may not be willing to change their current treatment practices in favor of somavaratan even if it is able to offer less frequent dosing. If somavaratan or any future product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis or at all.

Somavaratan has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In addition, to successfully commercialize somavaratan, we must also design, manufacture, and gain regulatory approval of a delivery device to safely, effectively, and conveniently administer somavaratan in relevant patient types.

Somavaratan has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for somavaratan, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer intended for our ongoing Extension Study. The FDA subsequently issued a PCH related to the use of any material produced by this new manufacturer and requested additional information prior to allowing us to use the newly manufactured lot. We responded to the FDA’s requests, and the FDA ultimately lifted the PCH in June 2014, and the new supply is currently being used in the Extension Study. There can be no assurance, however, that we will not be subject to similar FDA actions in the future.

If our manufacturer is unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Somavaratan is a biological molecule, or biologic, rather than a small molecule chemical compound, and as a result we face special uncertainties and risks associated with scaling up manufacturing. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is difficult to reproduce. Somavaratan was previously produced for us by a third-party contract manufacturer using a small-scale process that was too expensive and inefficient to support the dosages necessary for our ongoing and planned clinical trials. We have entered into an agreement with a new third-party manufacturer to develop a more efficient, larger-scale manufacturing process. However, scaling up and improving a biologic manufacturing process is a difficult and uncertain task, and we can give no assurance that we will be successful in developing and implementing this new process. Additionally, if we receive regulatory approval for somavaratan, in order to successfully commercialize somavaratan, we will need to manufacture quantities of somavaratan using commercially viable processes at a scale sufficient to meet anticipated demand. Even if we are able to do so, if the therapeutically effective dosage of somavaratan is higher than we anticipate or the obtainable sales price is lower than we anticipate, we may not be able to successfully commercialize somavaratan.

To commercialize somavaratan, we must design, manufacture, and gain regulatory approval of a delivery device to safely, effectively and conveniently administer somavaratan. We have engaged third-party manufacturers to design a suitable prototype for commercial purposes. There can be no assurance that these efforts will be successful. If we are unsuccessful in developing a suitable delivery device, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our failure to successfully identify, acquire, develop and commercialize additional products or product candidates could impair our ability to grow.

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of our most advanced product candidate, somavaratan, a key element of our long-term growth strategy is to acquire, develop and/or market additional products and product candidates. We currently have one other potential product candidate that is in the preclinical study stage, but its development is at a preliminary stage and there can be no certainty that we will choose to advance it. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure.

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

We currently have no sales or distribution personnel and only limited marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing somavaratan or other future products.

We do not have a significant sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If somavaratan is approved, we intend to commercialize it with our own specialty sales force in the United States, Canada and potentially other geographies.

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

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to somavaratan, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell rhGH therapies to our target patient group. These companies typically have a greater ability to reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value proposition that we might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

We are developing our lead product candidate, somavaratan, for treatment of pediatric GHD patients based on a twice-monthly dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), ZomactonTM (Ferring Pharmaceuticals), Omnitrope® (Sandoz GmbH) and Valtropin® (LG Life Science). These rhGH drugs, with the exception of Valtropin®, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, or PBMs, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of somavaratan to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to somavaratan, the perception that the use of somavaratan will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for somavaratan or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

If we are able to commercialize somavaratan or any future product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

Our ability to commercialize somavaratan or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

We face an inherent risk of product liability exposure related to the testing of somavaratan and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2015, we had an accumulated deficit of $152.9 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock and, the initial public offering of our common stock in March 2014, and a follow-on offering of our common stock in January 2015. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:

•	continue the research and development of our only product candidate, somavaratan, and any future product candidates;
•

continue clinical studies of somavaratan, including the Phase 3, Phase 2/3, and Phase 2 clinical trials of somavaratan that we initiated or expect to initiate in 2015, which will be our most expensive clinical trials to date;

•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for somavaratan and any future product candidates that successfully complete clinical studies;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize somavaratan or other future product candidates if they obtain regulatory approval, including process improvements in order to manufacture somavaratan at commercial scale; and

•

enhance operational, financial and information management systems and hire more personnel, including personnel to support development of somavaratan and any future product candidates and, if a product candidate is approved, our commercialization efforts.

To be profitable in the future, we must succeed in developing and eventually commercializing somavaratan as well as other products with significant market potential. This will require us to be successful in a range of activities, including advancing somavaratan and any future product candidates, completing clinical studies of these product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

We currently have no source of product revenue and may never become profitable.

To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for somavaratan or any future product candidates, we do not know when any of these products will generate revenue from product sales for us. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including somavaratan or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from somavaratan or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including our ongoing Extension Study and Phase 3, Phase 2/3, and Phase 2 clinical trials of somavaratan, successfully and on a timely basis;
•

demonstrate the safety and efficacy of somavaratan to the satisfaction of the FDA and obtain regulatory approval for somavaratan and future product candidates, if any, for which there is a commercial market;

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that somavaratan or any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for somavaratan or any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of somavaratan or any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to somavaratan and any future product candidates, which will change from time to time;
•	our ability to enroll patients in clinical trials and the timing of enrollment;
•

the cost of manufacturing somavaratan and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the timing and outcomes of clinical studies for somavaratan and any future product candidates or competing product candidates;
•	changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•	any delays in regulatory review or approval of somavaratan or any of our future product candidates;
•	the level of demand for somavaratan and any future product candidates, should they receive approval, which may fluctuate significantly and be difficult to predict;
•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•	competition from existing and potential future drugs that compete with somavaratan or any of our future product candidates;
•	our ability to commercialize somavaratan or any future product candidate inside and outside of the United States, either independently or working with third parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2015, we had approximately $214.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture somavaratan on a larger scale;

•	the costs of commercialization activities if somavaratan or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments; and
•	the costs of attracting, hiring and retaining qualified personnel.

We do not have any material committed external source of funds or other support for our development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to somavaratan or potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Risks related to our reliance on third parties

We rely on third parties to conduct our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

We do not independently conduct clinical studies of our lead product candidate. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we currently rely on ResearchPoint Global to oversee and manage the Extension Study and global Phase 3 pediatric trial of somavaratan. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on third-party contract manufacturing organizations to manufacture and supply somavaratan. If our manufacturers and suppliers fail to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new supplier or manufacturer. We may also face delays in the development and commercialization of our product candidates.

We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we currently rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies of somavaratan. The manufacture of pharmaceutical products in compliance with the FDA’s cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely. For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer and intended for our ongoing Extension Study. The FDA subsequently issued a partial clinical hold related to the use of any material produced by this new manufacturer and requested additional information prior to allowing us to use the newly manufactured lot. We responded to the FDA’s requests, and the FDA ultimately lifted the partial clinical hold in June 2014, and the new supply is currently being used in the Extension Study.

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

Our product candidate, somavaratan, is a biologic and therefore requires a complex production process. In October, 2012, we transferred production of somavaratan to a new manufacturer, Boehringer Ingelheim. In connection with the transfer of production, we made certain changes to the manufacturing process in order to increase its scale and efficiency. We cannot assure that the FDA and the EMA will agree to the changes in the manufacturing process to support commercialization. In addition, current agreements with our manufacturer do not provide for the entire supply of the drug product necessary for full scale commercialization. If we and our manufacturer cannot agree to the terms and conditions necessary for our commercial supply needs, or if our manufacturer terminates the agreement in response to a material breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture somavaratan until a qualified alternative manufacturer is identified, which could also delay the development of, and impair our ability to commercialize, somavaratan.

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

Any future collaboration agreements we may enter into for somavaratan or any other product candidate may place the development of somavaratan or other product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We may enter into additional collaboration agreements with third parties with respect to somavaratan for the commercialization of this candidate outside the United States, or with respect to future product candidates for commercialization in or outside the United States. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

As of July 31, 2015, we had 42 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

If we obtain approval to commercialize somavaratan outside the United States, we will be subject to additional risks.

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

We are a party to intellectual property license agreements with third parties, including with respect to somavaratan, and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements. For example, we license substantially all of the intellectual property relating to somavaratan from Amunix, and the loss of our license agreement with Amunix would therefore materially adversely affect our ability to proceed with any development or potential commercialization of our product candidates as currently planned. Amunix has the right to terminate the license upon 30 days’ written notice with respect to a particular target and the related products if (i) during any consecutive 18 month period our cumulative funding of research, development and commercialization activities in respect of such target is not at least $250,000, in which case we would have the right to extend the applicable 18 month period by paying Amunix $150,000; or (ii) if we do not use commercially reasonable measures to develop and commercialize licensed products based on such target. Termination of this license, or reduction or elimination of our licensed rights under it or any other license, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business and financial condition.

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

We license substantially all of the intellectual property relating to somavaratan from Amunix. We do not presently own any issued patents or pending patent applications, and our license agreement with Amunix provides that inventions relating to somavaratan are owned by Amunix. We are therefore dependent on Amunix to apply for, prosecute, maintain, defend and, in some cases, enforce the patent rights necessary to conduct our business. However, we cannot be certain this will be done in a manner consistent with the best interests of our business. The process of applying for patents is expensive and time-consuming, and Amunix may not, or may not be able to, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or Amunix will fail to identify patentable aspects of our respective research and development output before it is too late to obtain patent protection. While Amunix has obtained a number of patents relating to the XTEN technology, and applied for a number of other patents relating to the XTEN technology in general, and somavaratan in particular, we cannot assure you that the pending applications will result in issued patents, and the existing Amunix patents that we license, and any future patents they obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Under our license agreement with Amunix, we are obligated to use commercially reasonable efforts to develop and commercialize certain products that we license from Amunix and to maintain minimum rates of spending on research, development and commercialization. In exchange, we retain a limited, exclusive license to relevant patents and know-how related to XTEN technology. If we fail to fulfill our obligations under the agreement, Amunix could terminate the agreement.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a BLA from the FDA. Neither we nor our collaboration partners have submitted an application or received marketing approval for somavaratan or any future product candidates. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer and intended for our ongoing Extension Study. The FDA subsequently issued a PCH related to the use of any material produced by this new manufacturer and requested additional information prior to allowing us to use the newly manufactured lot and the new supply is currently being used in the Extension Study. We responded to the FDA’s requests, and the FDA ultimately lifted the PCH in June 2014. Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

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

If somavaratan or any future product candidates fail to demonstrate safety and efficacy in clinical studies or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or any future collaboration partners receive for somavaratan or any future product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve somavaratan or any future product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

We intend to seek a distribution and marketing partner for somavaratan outside the United States and may market future products in international markets. In order to market our future products in regions such as the European Economic Area, or EEA, Asia Pacific, or APAC, and many other foreign jurisdictions, we must obtain separate regulatory approvals.

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

Our stock price has fluctuated in the past and may be volatile in the future. From March 21, 2014, the first date of trading of our common stock, through July 31, 2015 the reported sale price of our common stock has fluctuated between $14.13 and $36.86 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;
•	results of clinical studies of somavaratan or future product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or product candidates;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk factors” section.

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

As of July 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 60% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014
3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014
4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014
10.3	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement	S-8	333-194949	99.5	04/01/2014
10.4	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-36361	10.1	04/17/2014

10.5*	Non-employee Director Compensation Policy, adopted by the Board of Directors March 3, 2014 as amended May 21, 2015

10.6*	Separation and Consulting Agreement with Jeffrey L. Cleland, dated May 6, 2015

10.7*	Offer letter between the Company and Jay Shepard, dated as of May 12, 2015
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

VERSARTIS, INC.
(Registrant)
Date: August 5, 2015	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2015	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)