Form 10-Q
period 2015-09-30
Versartis, Inc.
filed 2015-11-04
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 29,360,245 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$198,014	$170,566
Prepaid expenses	2,653	2,398
Total current assets	200,667	172,964
Other assets	353	616
Property and equipment, net	544	714
Total assets	$201,564	$174,294
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,140	$1,259
Accrued liabilities	6,248	5,666
Total current liabilities	7,388	6,925
Total liabilities	7,388	6,925
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $0.0001 par value, 50,000,000 shares authorized at September 30, 2015 and December 31, 2014; 29,360,245 and 24,245,437 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	367,484	278,626
Accumulated deficit	(173,311)	(111,259)
Total stockholders' equity	194,176	167,369
Total liabilities and stockholders’ equity	$201,564	$174,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$15,400	$10,515	$44,440	$21,006
General and administrative	5,124	3,577	17,861	9,167
Total operating expenses	20,524	14,092	62,301	30,173
Loss from operations	(20,524)	(14,092)	(62,301)	(30,173)
Interest income	54	50	168	89
Other income (expense), net	91	208	81	(11,776)
Net loss and comprehensive loss	(20,379)	(13,834)	(62,052)	(41,860)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(25,559)
Net loss attributable to common stockholders	$(20,379)	$(13,834)	$(62,052)	$(67,419)
Net loss per basic and diluted share attributable to common stockholders	$(0.69)	$(0.57)	$(2.15)	$(3.93)
Weighted-average common shares used to compute basic and diluted net loss per share	29,354	24,195	28,825	17,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(62,052)	$(41,860)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	174	59
Loss on sale of assets	—	26
Stock-based compensation expense	8,491	3,049
Remeasurement of convertible preferred stock call option liability	—	9,560
Remeasurement of convertible preferred stock warrant liability	—	2,279
Changes in assets and liabilities
Prepaid expenses and other assets	7	(2,030)
Accounts payable	(119)	(71)
Accrued liabilities and other liabilities	582	377
Net cash used in operating activities	(52,917)	(28,611)
Cash flows from investing activities
Purchase of property and equipment	(4)	(600)
Net cash used in investing activities	(4)	(600)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	132,138
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	80,208	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	64,793
Proceeds from exercise of convertible preferred stock warrants	—	570
Proceeds from issuance of equity awards in connection with equity incentive plans	161	4
Net cash provided by financing activities	80,369	197,505
Net increase in cash and cash equivalents	27,448	168,294
Cash and cash equivalents at beginning of period	170,566	13,288
Cash and cash equivalents at end of period	$198,014	$181,582
Supplemental disclosure of noncash items
Conversion of preferred stock call option liability to additional paid in capital	$—	$9,581
Conversion of preferred stock warrant liability to additional paid in capital	$—	$2,752
Conversion of preferred stock to common stock and additional paid in capital	$—	$122,290

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

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2015 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed on March 6, 2015 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial statements are consolidated for the nine months ended September 30, 2015 and year ended December 31, 2014 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations, with the exception of Versartis GmbH, which utilizes the euro. All other accompanying condensed financial statements for the quarter ended September 30, 2014 include only the accounts of Versartis, Inc.

As of September 30, 2015, we had cash and cash equivalents balance of $198.0 million consisting of cash and investments in highly liquid U.S. money market funds.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization. Since inception, the Company has incurred net losses and negative cash flows from operations. At September 30, 2015, the Company had an accumulated deficit of $173.3 million and working capital of $193.3 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently in January 2015, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014 the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and include deposits in money market funds which were unrestricted as to withdrawal or use.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2015 or December 31, 2014.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Expenses
Research and development	$779	$394	$2,016	$761
General and administrative	1,487	1,162	6,475	2,288
Total	$2,266	$1,556	$8,491	$3,049

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	September 30,	December 31,
	2015	2014
Preclinical and clinical (1)	$2,022	$2,216
Other	631	182
Total	$2,653	$2,398

(1)	These prepayments consist primarily of advances to our contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2015	2014
Payroll and related	$2,109	$1,737
Preclinical and clinical	3,728	3,259
Professional services	54	411
Other	357	259
Total	$6,248	$5,666

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2015
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$167,721	$167,721	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$160,125	$160,125	$—	$—

5. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.5 million as of September 30, 2015.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In May 2015, the Company entered into an operating facility lease agreement to lease an additional 15,000 square feet in Menlo Park, California for a period of twenty-four months to support headcount growth at its headquarters.  The lease is estimated to commence on March 1, 2016 and under this lease the total obligation for the Company is approximately $1.6 million as of September 30, 2015

6. Equity Incentive Plans

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

As of September 30, 2015, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,380,000. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of September 30, 2015, approximately 3,503,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company has reserved a total of approximately 392,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of September 30, 2015, the Company has issued approximately 29,000 shares of common stock under the ESPP.

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

7. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders - basic and diluted	$(20,379)	$(13,834)	$(62,052)	$(67,419)
Weighted-average shares outstanding	29,354	24,195	28,825	17,138
Less: weighted average shares subject to repurchase	—	—	—	—
Weighted-average shares used to compute basic and diluted net loss per share	29,354	24,195	28,825	17,138
Basic and diluted net loss per common share	$(0.69)	$(0.57)	$(2.15)	$(3.93)

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	September 30,
	2015	2014
Options to purchase common stock	3,225,616	2,477,446
Restricted stock units	277,630	104,821

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing our novel long-acting recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients. Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving compliance and, therefore, treatment outcomes. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed 18 month safety data from our ongoing Extension Study and have received feedback from various authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015 we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial. Following initiation of the trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold (PCH). We provided the requested information to the agency and the PCH was lifted in June 2015. We are now able to enroll potential trial participants for the VELOCITY trial at U.S., Canadian, and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We have received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our plans for a pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial and a complete Clinical Trial Notification, or CTN, and initiated this Phase 2/3 trial in April 2015. In the first half of 2015, we received input from the FDA and the EMA and as a result we are conducting a Phase 2 trial in GHD adults prior to a potential Phase 3 for this population.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015.  We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

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

First Nine months of 2015 and Other Recent Highlights

In January 2015, we completed a public offering of common stock, in which we issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

Financial overview

Summary

We have not generated net income from operations, and, at September 30, 2015, we had an accumulated deficit of $173.3 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 6, 2015 with the SEC. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2015	2014			2015	2014
Operating expenses:
Research and development	$15,400	$10,515	$4,885	46%	$44,440	$21,006	$23,434	112%
General and administrative	5,124	3,577	1,547	43%	17,861	9,167	8,694	95%
Loss from operations	(20,524)	(14,092)	6,432	46%	(62,301)	(30,173)	32,128	106%
Interest income	54	50	4	8%	168	89	79	89%
Other income (expense), net	91	208	(117)	-56%	81	(11,776)	11,857	101%
Net loss and comprehensive loss	$(20,379)	$(13,834)	$6,545	47%	$(62,052)	$(41,860)	$20,192	48%

Research and development expense

Research and development expense increased $4.9 million, or 46%, to $15.4 million for the three months ended September 30, 2015 from $10.5 million for the same period in 2014. For the nine months ended September 30, 2015, research and development expense increased $23.4 million, or 112%, to $44.4 million from $21.0 million for the same period in 2014.  The increase in research and development expense was primarily due to a $1.6 million increase for the three months ended September 30, 2015 and a $15.7 million increase for the nine months ended September 30, 2015 related to third party manufacturing costs to support our ongoing and upcoming Phase 2 and 3 clinical trials.  Additionally, clinical costs increased $3.2 million for the three months ended September 30, 2015 and $7.8 million for the nine months ended September 30, 2015 related to the start-up of several clinical trials in late 2014 and early 2015, including our global Phase 3 pediatric trial, our Phase 2 Adult trial, and our Phase 2/3 trial in Japan. For the three months ended September 30, 2015 and 2014, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $1.5 million, or 43%, to $5.1 million for the three months ended September 30, 2015 from $3.6 million for the same period in 2014. For the nine months ended September 30, 2015, general and administrative expense increased $8.7 million, or 95%, to $17.9 million from $9.2 million for the same period in 2014.  The increase in general and administrative expense was primarily due to additional payroll, consulting, and professional services expenses as we continue to expand our infrastructure to support our growth as well as one-time non-recurring expenses of $2.4 million associated with our CEO transition.  Included in general and administrative expense is stock-based compensation of $6.5 million for the nine months ended September 30, 2015, of which $2.0 million is related to our CEO transition, which reflects an increase of $4.2 million for the nine months ended September 30, 2015.

Other income (expense), net

Other income (expense), net improved $11.9 million to $0.1 million other income for the nine months ended September 30, 2015 from other expense of $11.8 million for the same period in 2014. This increase was primarily due to a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million as measured immediately prior to the Series D-2 financing completed in February 2014. Other expense in the nine months ended September 30, 2014 also includes a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock financings in January and May 2012 as measured immediately prior to the close of our IPO on March 26, 2014. Other income for the three and nine months ended September 30, 2015 primarily consist of gains from foreign currency transactions.

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

Since our inception, we have financed our operations through private placements of our equity securities, debt financing and, more recently, our initial public offering in 2014 and our secondary offering in January 2015. At September 30, 2015, we had cash and cash equivalents of $198.0 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our Extension Study and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(52,917)	$(28,611)
Investing activities	(4)	(600)
Financing Activities	80,369	197,505
Net increase in cash and cash equivalents	$27,448	$168,294

Cash used in operating activities

Net cash used in operating activities was $52.9 million and $28.6 million in the nine months ended September 30, 2015 and 2014, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2015 increased compared to 2014 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment and leasehold improvements made to our new corporate headquarters in Menlo Park, California, which commenced in May 2014.

Cash provided by financing activities

Cash provided by financing activities was $80.4 million in the nine months ended September 30, 2015, compared to $197.5 million in the same period of 2014. Cash provided by financing activities for 2015 and 2014 consisted of net proceeds from our follow-on offering and initial public offering, respectively.

As of September 30, 2015, we had cash and cash equivalents of approximately $198.0 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the three and nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2015, we had cash and cash equivalents of $198.0 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial for somavaratan in early 2015. We also initiated a Phase 2/3 pediatric GHD clinical trial of somavaratan in Japan in April 2015 and initiated a Phase 2 adult GHD clinical trial, the VITAL trial, of somavaratan in September 2015. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize somavaratan in a timely manner.

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

Somavaratan is a biological molecule, or biologic, rather than a small molecule chemical compound, and as a result we face special uncertainties and risks associated with scaling up manufacturing. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is difficult to reproduce. Somavaratan was previously produced for us by a third-party contract manufacturer using a small-scale process that was too expensive and inefficient to support the dosages necessary for our ongoing and planned clinical trials. In October 2012, we entered into an agreement with Boehringer Ingelheim to develop a more efficient, larger-scale manufacturing process. However, scaling up and improving a biologic manufacturing process is a difficult and uncertain task, and we can give no assurance that we will be successful in developing and implementing this new process. Additionally, if we receive regulatory approval for somavaratan, in order to successfully commercialize somavaratan, we will need to manufacture quantities of somavaratan using commercially viable processes at a scale sufficient to meet anticipated demand. Even if we are able to do so, if the therapeutically effective dosage of somavaratan is higher than we anticipate or the obtainable sales price is lower than we anticipate, we may not be able to successfully commercialize somavaratan.

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

We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2015, we had an accumulated deficit of $173.3 million.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2015, we had approximately $198.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

As of October 31, 2015, we had 44 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. For example, Novo Nordisk A/S filed an opposition to an issued European patent relating to the XTEN technology. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we hold material service agreements with certain parties, including Amunix, and disagreements may therefore arise as to the ownership of any intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

Our stock price has fluctuated in the past and may be volatile in the future. From March 21, 2014, the first date of trading of our common stock, through October 30, 2015 the reported sale price of our common stock has fluctuated between $9.69 and $36.86 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of October 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 60% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

VERSARTIS, INC.
(Registrant)

Date: November 4, 2015	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2015	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)