Form 10-K
period 2015-12-31
Versartis, Inc.
filed 2016-03-08
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $175,412,737.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2016 was 29,422,247.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 18, 2016, are incorporated by reference into Part III of this Report.

i

PART I

Item 1. Business.

Unless the context otherwise requires, references in this Form 10-K to the “company,” “Versartis,” “we,” “us” and “our” refer to Versartis, Inc.

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3 billion in 2014. Based on market research, we believe that the market for daily rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.  Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving adherence and, therefore, treatment outcomes. Accordingly, we believe somavaratan may take significant market share. Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed two year safety data and top-line efficacy data from our ongoing Extension Study and have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial.  We have been enrolling participants into the VELOCITY trial at U.S., Canadian and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015. In the first half of 2015, we received feedback from the FDA and the EMA on our development plan in adult GHD and as a result we are conducting a Phase 2 trial prior to a potential Phase 3 for this population.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015. We may develop somavaratan for additional growth disorders, such as idiopathic short stature, or ISS, small for gestational age, or SGA, and Turner Syndrome, which together accounted for approximately 20% of the global rhGH market in 2014.  We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

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

Despite the demonstrated benefits of rhGH therapy, published studies have shown that a majority of patients on a daily rhGH regimen, which requires up to 365 dosing events per year, are not fully compliant and fail to achieve the optimal treatment outcomes. Lack of compliance may be due to the burden of these frequent dosing events, each of which typically involves a series of twenty or more steps to prepare and inject rhGH. It often requires up to one hour per dosing event. Significant reductions in the degree of growth in pediatric GHD patients have been observed as a result of missing as few as two injections per week. As a result, pediatric endocrinologists have consistently sought a long-acting rhGH therapy to reduce the treatment burden on patients and their caregivers without compromising safety or efficacy. Importantly, other rhGH manufacturers have attempted to develop a long-acting product using microsphere, PEGylation, fusion and alternative delivery technologies. None of these approaches have been successful due to regulatory, safety, efficacy or manufacturing issues, or a combination thereof.

We believe somavaratan will fulfill this significant unmet need for a long-acting rhGH product. In our Phase 1a clinical trial in adults, somavaratan has demonstrated a half-life at least thirty times longer than daily rhGH and to date has shown a safety and tolerability profile consistent with that of marketed daily rhGH products. Somavaratan, which is a new molecular entity, combines the same rhGH amino acid sequence utilized in currently approved rhGH products with a proprietary in-licensed half-life extension technology, XTEN, to enable less frequent administration. The XTEN technology is comprised of novel sequences of hydrophilic amino acids added at the genetic level as part of the manufacturing process. The resulting properties of somavaratan enable us to produce it using common recombinant protein manufacturing techniques at a per-dose equivalent cost that we believe may be less than that of marketed rhGH products.

There are currently seven daily rhGH products marketed in the United States for the treatment of GHD. We are pursuing the same regulatory pathway for somavaratan followed by most of these products for pediatric GHD patients: a dose-finding study and a Phase 3 registration trial with a primary endpoint of mean Year 1 height velocity. Mean height velocity refers to the mean height change of the individuals in a treatment group over a specified time period. In June 2014, we completed the Phase 2a stage of our Phase 1b/2a pediatric GHD clinical trial, in which we evaluated weekly, twice-monthly and monthly dosing of somavaratan. In the completed Phase 1b stage of this clinical trial, we selected insulin-like growth factor-I, or IGF-I, which is a commonly used marker, as the primary pharmacodynamic marker to measure the effect of somavaratan treatment. All subjects had relative IGF-I deficiency at baseline, and the increase from baseline in the 30 day average IGF-I standard deviation score, or IGF-I SDS, was proportional to dose, enabling the development of a pharmacokinetic/pharmacodynamic, or PK/PD, model. Based on this PK/PD model, in the Phase 2a stage of our clinical trial, a total monthly dose of 5.0 mg/kg of somavaratan was administered to pediatric GHD patients either weekly, twice-monthly or monthly. Over the six months of treatment with somavaratan in the Phase 2a stage of the study, somavaratan was found to be safe and well tolerated in these pre-pubertal GHD children. In all three dose groups, somavaratan maintained mean IGF-I increases over baseline and within the lower part of the therapeutic range (which we define as the portion of the therapeutic range with an IGF-I SDS from -1.0 to 0.0) without IGF-I overexposure, confirming the PK/PD model developed from the Phase 1b stage of the study. In addition, we demonstrated that six months of dosing of somavaratan, when given at weekly, twice-monthly and monthly intervals, achieves annualized six month height velocity (which was the study’s primary endpoint) comparable to the annual height velocity for similar GHD children given a dose of daily rhGH that is the highest approved dose on the labels of Genotropin® and Norditropin®.

Upon completion of the Phase 2a stage of the trial, we offered patients the opportunity to participate in the Extension Study and to continue with somavaratan treatment. Approximately 95% of the patients completing the Phase 2a stage elected to participate in the Extension Study.  Based on the data from the Phase 1b/2a trial, we were able to successfully develop and confirm the PK/PD model that enabled us to increase the dose of somavaratan to 3.5 mg/kg twice-monthly.  All patients received the 3.5 mg/kg twice-monthly dose in the second year of treatment.

We now have data on two years of somavaratan administration in pediatric GHD patients. The two-year data as of December 2015 demonstrate that somavaratan was well tolerated with no safety signals over two years. The study discontinuation rate was in line with expectations after two years of ongoing treatment. Adherence to the dosing schedule was nearly 100% through 18-months of at-home treatment, which supports twice-monthly dosing. The mean Year 2 height velocity for somavaratan is comparable to U.S. daily dosing data from the National Cooperative Group Study database, or NCGS database. There was no decline in somavaratan’s mean Year 2 height velocity with the 3.5 mg/kg twice-monthly dose adjustment.  Typically, with daily dosing of rhGH, declines are often seen in the second year of therapy. The results of the Extension Study to date have demonstrated a dose response in both IGF-I levels and height velocity supporting the selection of the 3.5 mg/kg somavaratan twice-monthly as the Phase 3 dose. To date, the 3.5 mg/kg twice-monthly dose of somavaratan has been found to be safe and well tolerated with only a few mild transient adverse events in a minority of the patients.

In early 2015 we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial. Following initiation of the trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold (PCH). We provided the requested information to the agency and the PCH was lifted in June 2015. Since the PCH was lifted, we have been enrolling participants into the VELOCITY trial at U.S., Canadian and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We expect to enroll up to 136 patients in a 3:1 randomization comparing 3.5 mg/kg of somavaratan twice-monthly to 34 µg/kg/day of rhGH, which is the highest approved dose on the labels of Genotropin® and Norditropin®. Somavaratan will be administered utilizing a 30 gauge needle, which is comparable to the needle sizes typically used for daily rhGH products. The primary endpoint for the study is non-inferiority between the two treatment groups based upon mean Year 1 height velocity results.  We expect to complete enrollment in this trial by mid-2016 with top-line data availability in mid-2017 to enable filing for marketing authorization in the United States, Europe and Canada assuming a successful trial.

We met with the PMDA in Japan regarding a registration trial of somavaratan for pediatric GHD patients. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015.  In addition, we will be conducting an Extension Study in Japan to obtain additional information on switching GHD children currently on daily rhGH therapy to somavaratan therapy and on the long-term safety of somavaratan. We have initiated clinical sites in Japan and are currently enrolling pre-pubertal naïve to treatment GHD children.

In the first half of 2015, we received input from the FDA and the EMA on our development plan in adult GHD and as a result we are conducting a Phase 2 trial in GHD adults prior to a potential Phase 3 for this population.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015. This study is being conducted and we are currently enrolling patients in the U.S., Europe, Canada and Australia.  We believe that monthly somavaratan dosing in GHD adults would offer a significant advantage in convenience and adherence over the weekly rhGH products in clinical development by other companies.

As part of our product life cycle management strategy following the planned BLA submission for somavaratan, we have been working on a higher concentration formulation of somavaratan as a follow-on to our current 100 mg/mL formulation. This formulation has the potential to offer a significant portion of pediatric patients an option for monthly dosing and positions us to pursue clinical trials in indications like ISS, SGA and Turner Syndrome that require higher doses than the labeled doses for rhGH in pediatric GHD patients.

We have worldwide development and commercialization rights to somavaratan. If somavaratan is approved, we believe it has the potential to capture a significant share of the existing rhGH market. We intend to market somavaratan in the United States and Canada through a specialty sales force of approximately 50 people, targeting high prescribing pediatric endocrinologists. In Europe we may pursue a similar commercialization strategy or seek collaboration, distribution and/or marketing arrangements with third parties. In Japan, we may develop and commercialize somavaratan ourselves, or may collaborate with third parties.

We are led by a team of experienced biotechnology industry executives and recognized experts in the treatment of GHD who bring significant capabilities in the development and commercialization of a novel long-acting rhGH therapy. Our management team is led by our President and Chief Executive Officer, Jay P. Shepard, who has more than 33 years of pharmaceutical, biotechnology and drug delivery expertise most recently as an Executive Partner at Sofinnova Ventures, a healthcare focused venture capital firm, where he leveraged his industry expertise in support of the firm's portfolio companies and served as Executive Chairman of the Versartis Board of Directors since early 2014.  Previously, he was President and CEO of NextWave Pharmaceuticals, a pediatric focused company acquired by Pfizer; President and CEO of Ilypsa, a nephrology company acquired by Amgen; and interim President and CEO of Relypsa.  Our financial team is led by our Chief Financial Officer, Joshua T. Brumm, who has previously led finance teams for both emerging growth biotechnology and medical device companies, including Pharmacyclics, Inc. and ZELTIQ Aesthetics, Inc. Mr. Brumm has extensive commercial and operating experience in addition to having completed a number of financial and strategic transactions. Our clinical team is led by Bert Bakker, M.D., Ph.D., Senior Vice President of Medical Affairs, and Eric Humphriss, M.B.A., Vice President of Clinical Operations. Dr. Bakker, a pediatric endocrinologist, has been treating children with GHD for more than 30 years and managed the registry for Genentech’s rhGH products, and he has also led the clinical development of a long acting rhGH candidate. Mr. Humphriss managed Genentech’s pediatric GHD registry. Our regulatory team is led by Michael Burdick, who has more than 30 years of experience in regulatory affairs and drug development in pharmaceutical and biopharmaceutical industries.  He has led multiple successful regulatory submissions in the U.S., Europe and other countries, but most recently he led the regulatory development activities for SMT-101, an investigational drug-device combination product for the treatment of pulmonary arterial hypertension at SteadyMed Therapeutics and the NDA submission and approval activities for Quillivant XR at NextWave Pharmaceuticals.  Our manufacturing team is led by Patrick Murphy, who headed the team that manufactured the first rhGH product, Protropin®, while at Genentech. Our device team is led by Greg Yedinak, who has developed and led manufacturing of ZP Patch Technology® and was also involved in production of Protropin®, Nutropin® and Nutropin AQ®, while at Genentech. Leading our commercialization efforts is Keith Lui, who led the launch of Imbruvica® and ZELBORAF® and worked on the marketing teams for Avastin® and Rituxan®.

Our strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing therapeutics. The key elements of our strategy are to:

•

Complete the clinical development of and seek regulatory approval for twice-monthly dosing of somavaratan for the treatment of GHD in children in the United States, Europe, Canada and Japan. We are currently focused on independently completing the clinical development of somavaratan in pre-pubertal naïve to treatment children with GHD. In early 2015, we initiated a Phase 3 registration trial in the United States, Europe and Canada. The Phase 3 trial is designed to demonstrate non-inferiority of somavaratan compared to the current standard of care, daily rhGH at the highest approved dose on the labels of Genotropin® and Norditropin® (34 µg/kg/day), with mean Year 1 height velocity as the primary efficacy endpoint. We expect to report top-line mean Year 1 height velocity results in mid-2017. In Japan, we initiated a Phase 2/3 registration trial in early 2015. Extension studies will be conducted for patients who complete the Phase 2 or Phase 3 portion of the trial to gather long-term safety data as well as data on switching patients from daily rhGH therapy to somavaratan treatment.

•

Complete the clinical development of and seek regulatory approval for monthly dosing of somavaratan for the treatment of GHD in adults in the United States, Europe, Canada, Australia and other countries. In our Phase 1a clinical trial in adult GHD patients, we demonstrated the potential for monthly dosing. We believe that over half of the adults diagnosed with GHD either refuse therapy or stop therapy due to the burden of daily injections. Reducing the dosing frequency from daily to monthly may increase adherence and maintain more patients on long-term therapy.  In the first half of 2015, we met with the FDA and sought scientific advice from the EMA regarding our planned registration strategy in GHD adults. In September 2015, we initiated a Phase 2 open label dose-finding trial and are currently enrolling patients.  We will propose a Phase 3, randomized, double blind, placebo controlled study to evaluate changes in body composition, such as total fat mass or truncal fat mass, with monthly dosing of somavaratan. Our study design will be comparable to that used for approval of daily rhGH products for use in GHD adults. We anticipate initiating the Phase 3 registration trial in 2017 in the United States, Europe, Canada and Australia.  An adult Extension Study was initiated in January 2016 to allow ongoing treatment of patients who complete the Phase 2 or Phase 3 trials.

•

Commercialize somavaratan independently in the United States and Canada with a specialty sales force, and identify a commercialization strategy in Europe and other countries to maximize our returns. We believe that a long-acting product candidate like somavaratan, if approved for pediatric GHD, could take significant market share from currently marketed products, all of which require daily injections. Of the over $3 billion and growing global rhGH market, we believe that sales of rhGH products for pediatric GHD currently represent approximately $1.5 billion. We believe the United States and European markets for rhGH for pediatric GHD are currently approximately $500 million and $550 million, respectively, and that the global market for rhGH for adult GHD is currently approximately $400 million. If somavaratan receives marketing approval, we plan to commercialize it in the United States and Canada ourselves with a specialty sales force of approximately 50 people targeting high prescribing pediatric endocrinologists. In Europe and other countries, we may pursue a similar commercialization strategy or seek collaboration, distribution and/or marketing arrangements with third parties.

•

Evaluate registration and commercialization, either independently or in collaboration with third parties, in Japan. The market for daily rhGH products in Japanese GHD children was approximately $500 million in 2014. The dose of rhGH used in Japan (25 µg/kg/day) is lower than that used in the United States (43 µg/kg/day) leading to lower efficacy in Japanese GHD children compared to U.S. GHD children. Somavaratan, if approved in Japan at the same dose as in the United States, may offer Japanese GHD children an opportunity to achieve similar height velocity to GHD children in the United States. We aim to demonstrate in the Phase 2/3 registration trial in Japanese GHD children that the mean Year 1 height velocity achieved with somavaratan will be better than that observed historically for daily rhGH therapy. The potential for improved adherence and better treatment outcomes with somavaratan in Japan may provide significant differentiation from the currently marketed rhGH products. Once we have clinical trial results from the global pediatric GHD Phase 3 trial and the pediatric GHD Phase 2/3 registration trial in Japan, we will evaluate the optimal registration and commercialization strategy in Japan, which may include seeking a collaboration, distribution and/or marketing arrangements with third parties.

•

Explore the use of somavaratan in ISS, SGA and Turner Syndrome. In addition to pursuing approval for somavaratan in the approximately $1.5 billion pediatric GHD market, we may develop the product candidate for one or more additional indications in the overall $3 billion rhGH market. In particular, we may explore ISS, SGA, and Turner Syndrome indications, for which the burden of daily rhGH therapy significantly impacts adherence. We may consider initiating one or more trials in these additional indications to potentially expand the market for somavaratan.

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

Growth hormone deficiency

GHD is a chronic disease with multiple causes that can affect two distinct patient groups, pediatric patients and adult patients. The disease leads to significant health problems in both pediatric and adult patients, and untreated patients face increased mortality. There are currently seven marketed daily rhGH products in the United States for the treatment of GHD. However, a key limitation of these products is the burden of daily injections, which can limit compliance and lead to suboptimal treatment outcomes. As such, we believe that there is a significant unmet need for an improved therapeutic option for both pediatric and adult GHD patients.

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

Treatment goals and currently available therapies for GHD

In GHD children, early treatment goals are the establishment of  “catch-up” growth to decrease differences in height between the patient and similarly aged peers and preventing the additional deficits from leaving GHD untreated. Long-term treatment goals extend to the attainment of heights comparable to family members and national norms and require approximately seven years for these goals to be achieved. Growth prediction models, based on treatment outcomes in large registries of GHD children, may be used to individualize treatment goals and rhGH dosing. In adults, the desired treatment outcomes are improvements in body composition parameters, skeletal mineralization to prevent osteopenia, metabolic and inflammatory markers to reduce cardio- and cerebrovascular disease, and quality of life.

Daily subcutaneous administration of rhGH is used as a replacement therapy for the endogenous production of hGH to obtain these treatment goals. Administration of rhGH stimulates the production of IGF-I, which is important for the regulation of normal physiology. Daily rhGH therapy does not mimic the typical endogenous pulsatile release of hGH in normal healthy individuals, but daily injections of rhGH have been demonstrated for over 30 years to be a safe and effective therapy for treatment of GHD. In addition, clinical studies of continuous infusion of rhGH with a pump demonstrate comparable mean height velocity, IGF-I levels and safety to those observed with daily rhGH injections for six months. No other treatment modalities are known to be effective, and there are no known preventative therapies for GHD.

All currently marketed rhGH products in the United States—Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), Tev-tropin® (Teva Pharmaceuticals) and Omnitrope (Sandoz GmbH)—are administered by daily subcutaneous injections, and no major pharmacological differences are known to exist between these products with respect to safety or efficacy. The daily rhGH dose for these marketed products for the treatment of pediatric GHD ranges from a low dose of 25 rhGH/kg/day, as approved in Japan to the highest dose used in children of 43 µg rhGH/kg/day, commonly used in the US. The highest FDA labeled dose is 34 µg rhGH/kg/day, which is the dose commonly used in Europe.  Despite approvals as early as 2006, biosimilars represented less than 15% of the market in 2014, even with initial price discounts of 20% to 30% relative to branded products.  One biosimilar manufacturer has since abandoned its initial discounting strategy in favor of pricing and marketing strategies similar to those used by manufacturers of branded products. Manufacturers of the branded products continue to emphasize novel delivery methods and devices along with complementary services in order to differentiate themselves from each other as well as to minimize the impact of any future biosimilars. Existing rhGH products are available as a lyophilized powder with diluents, or rhGH for injection using vial and syringe, auto-injectors or pen devices.

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

Attributes of somavaratan

Somavaratan was engineered using XTEN technology to extend the residence time in the bloodstream by reducing the clearance of rhGH from the body by the two primary mechanisms, kidney filtration and receptor mediated clearance. XTEN technology was developed by Amunix Operating, Inc., or Amunix, and involves the use of novel sequences of natural hydrophilic amino acids that can be genetically fused to a desired protein, such as rhGH in the case of somavaratan. These novel sequences have been shown to be non-immunogenic and to enable the tuning of therapeutic protein properties to obtain the desired pharmacological properties in vivo. In somavaratan, a long N-terminal XTEN sequence, XTEN1, is added to rhGH as a fusion protein, increasing the hydrodynamic size of the rhGH and thereby reducing glomerular filtration. A C-terminal XTEN sequence, XTEN2, is also added to potentially reduce receptor mediated clearance by decreasing receptor binding. Somavaratan (119 kDa) has a molecular weight 5.4 times greater than rhGH (22 kDa). The difference in molecular weight is the result of the additional XTEN polypeptide chains, and no changes have been made to the rhGH sequence. In published preclinical studies, somavaratan has been demonstrated to have the same dose dependent biological effects on IGF-I secretion and bone growth as rhGH.

Somavaratan is expressed as a soluble protein in the periplasm of the E. coli bacteria that are commonly used in the manufacture of biological molecules, or biologics. After isolation from the cells, somavaratan is purified by a series of column chromatography steps, buffer exchanged and then concentrated to achieve the final bulk drug substance. Somavaratan is a clear aqueous solution manufactured for subcutaneous injection.

We believe somavaratan has the following advantages that support its rapid development:

•

Somavaratan has a longer half-life than daily rhGH products and may offer a significantly more convenient dosing solution for GHD patients. Somavaratan has been shown in our clinical trials to have the advantage of a longer half-life and potentially require less frequent dosing than daily rhGH. In our Phase 1a clinical trial in adults with GHD, somavaratan had a mean elimination half-life of 131 hours at the highest dose tested, representing at least a thirty-fold increase in half-life as compared to the two to four hour half-lives reported for subcutaneously administered rhGH. The prolonged half-life of somavaratan provided sustained pharmacodynamic responses that lasted over the duration of each dosing interval tested in the Phase 2a stage of our pediatric GHD Phase 1b/2a clinical trial: weekly, twice-monthly and monthly. In the Phase 2a stage, somavaratan dosed weekly, twice-monthly or monthly was demonstrated to have comparable safety and efficacy to daily rhGH at highest approved dose on the labels of Genotropin® and Norditropin®.  After the first month and during six months of somavaratan treatment, there were no meaningful differences in successive IGF-I SDS peaks or troughs, indicating no accumulation of somavaratan and IGF-I and no decrease in IGF-I responses with repeat dosing at these intervals.  Based on this data from the Phase 1b/2a trial, we were able to successfully develop and confirm a PK/PD model. This model enabled us to increase the dose of somavaratan to 3.5 mg/kg twice-monthly in the second year of the Extension Study.

•

Somavaratan has demonstrated an attractive safety and tolerability profile in GHD children. In our clinical program to date, somavaratan has been found to be well tolerated with no serious or unexpected adverse events. In particular, lipoatrophy, a localized loss of fat tissue that can be stimulated by a sustained exposure of adipocytes to rhGH in the subcutaneous injection site, has not been seen after repeated doses with over two years of exposure in the Phase 2a stage of our Phase 1b/2a clinical trial or in the ongoing Extension Study. Additionally, there have been no reports in our clinical trials of somavaratan of common problems that were observed in prior studies of long-acting formulations, such as nodule formation at the injection site. In the Phase 1b/2a and ongoing Extension Study, somavaratan was found to be safe and well tolerated over two years of treatment exposure.  The number of adverse events continued to decrease over the two years of therapy.  Patients on the 2.5 mg/kg twice-monthly and 5.0 mg/kg monthly arms stayed on the same dose for Year 1 and in Year 2, all subjects were transitioned to receive 3.5 mg/kg somavaratan twice-monthly. All subjects in the weekly dosing cohort were transitioned to the higher dose at different points during the first six months of the Extension Study. All patients received the 3.5 mg/kg twice-monthly dose in the second year of treatment, and there were no new adverse events or increases in adverse events. There has been no indication of accumulation of somavaratan and IGF-I and no decrease in IGF-I responses with repeat dosing at the 3.5 mg/kg twice-monthly dose.  In our Phase 3 clinical trial, somavaratan will be administered using a 30 gauge needle, which is comparable to the needle sizes typically used for daily rhGH products. At the pediatric Phase 3 dose of 3.5 mg/kg twice-monthly, a majority of the patients will receive a single injection. The attractive safety and tolerability profile of somavaratan in GHD children is especially important in the context of rhGH as a chronic therapy.

•

Somavaratan has the potential to provide comparable efficacy to the highest approved dose on the labels of Genotropin® and Norditropin®. In the completed Phase 2a stage of our Phase 1b/2a clinical trial, we demonstrated that weekly, twice-monthly and monthly somavaratan dosing maintained mean IGF-I increases over baseline and within the lower part of the therapeutic range without IGF-I overexposure, confirming the PK/PD model developed from the Phase 1b stage of the study. We also demonstrated that six months of dosing of somavaratan, when given at weekly, twice-monthly and monthly intervals, achieves a mean annualized six month height velocity (which was the study’s primary endpoint) comparable to the annual height velocity for similar GHD children given at 34 µg rhGH/kg/day, which is the dose commonly used in Europe and is the highest FDA approved dose on the labels of Genotropin® and Norditropin®. In the Extension Study to date, data are available for 57 pediatric GHD patients who have two years of continuous somavaratan dosing. During the Extension Study two dose groups of pediatric GHD patients were maintained on the 2.5 mg/kg twice-monthly or 5.0 mg/kg monthly dose from the Phase 2a stage until they had received 12 months of continuous treatment. Mean Year 1 height velocity in these patients was not significantly different from the mean annualized height velocity at earlier time points, and the anticipated decline in mean Year 2 height velocity was not observed with the increased 3.5 mg/kg twice-monthly somavaratan dose.  The results of the Extension Study to date have demonstrated a dose response in both IGF-I levels and height velocity supporting the selection of 3.5 mg/kg somavaratan twice-monthly as the pediatric Phase 3 dose.

•

Somavaratan has the potential to achieve greater height velocities compared to daily rhGH approved for use in Japanese GHD children. In Japan, children with GHD treated with daily rhGH receive the lowest dose of any developed country (the only approved dose in Japan is 25 µg/kg/day). As a result, GHD children treated with rhGH in Japan have a lower rate of first-year growth than GHD children treated with rhGH at 43 µg/kg/day in the United States. Despite the lower approved dose in Japan, the Japanese government pays a higher price per unit of rhGH and a similar price per patient as compared to pricing in the United States. We intend to select a dose of somavaratan for use in Japan that would provide first-year growth comparable to GHD children in the United States. As such, somavaratan may offer the opportunity to provide Japanese GHD children with height velocities comparable to GHD children in the United States, which would be superior efficacy to the current Japanese daily rhGH dose. We initiated a Phase 2/3 trial in Japan for children with GHD in April 2015.

•

Somavaratan has the potential to be dosed as a single monthly injection in GHD adults. The successful demonstration of monthly dosing in the pediatric Phase 1b/2a trial combined with the results of our completed Phase 1a trial in GHD adults support the development of a monthly somavaratan dosing regimen in GHD adults. Currently, GHD adults receive daily rhGH injections and titrate their dose of rhGH in order to achieve IGF-I responses in the normal range. From our current knowledge of the PK/PD profile of somavaratan in GHD adults, we are able to develop dosing algorithms to improve our ability to titrate GHD adults to the appropriate monthly somavaratan dose to achieve IGF-I levels in the normal range leading to beneficial changes in body composition. Because GHD adults require significantly lower doses of rhGH or somavaratan than GHD children, we are able to dose GHD adults with the current somavaratan formulation once per month with a single injection using a 30 gauge needle.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015.

•

Somavaratan has a manufacturing process that is less complex than the traditional rhGH manufacturing processes and may ultimately offer a cost-of-goods advantage versus current rhGH products. Somavaratan is expressed in E. coli as a soluble protein. The XTEN amino acid sequences fused to rhGH to form somavaratan confer improved pharmaceutical properties compared to rhGH alone, including greater solubility, a lower isoelectric point and a higher net negative charge. These improved properties enable a straightforward purification process without the need for complex steps that can reduce manufacturing yields, such as protein folding. The steps used in the process for manufacturing somavaratan drug substance all involve a common biotechnology manufacturing process. Somavaratan’s improved properties simplify the purification process compared to traditional rhGH products, and we believe that when produced on a commercial scale, it may offer a cost-of-goods advantage over current rhGH products.

•

Optimize somavaratan formulation and market opportunity.  Based on the results of our phase 1b/2a clinical trial, the mean Year 2 height velocity and safety data reported from our ongoing Extension Study, and market research with physicians we believe our current 100 mg/mL formulation dosed twice-monthly at 3.5 mg/kg is very well positioned as our first long-acting entrant to the market. We continue to evaluate our product life cycle management strategy post our initial launch of somavaratan and have been working on a higher concentration formulation of somavaratan as a follow-on to our current 100 mg/mL formulation. A higher concentration formulation has the potential to offer a significant portion of pediatric patients an option for monthly dosing, possibly following a confirmatory trial. More importantly, a higher concentration formulation would facilitate clinical trials that could enable label expansion and reimbursement for additional indications that require higher doses than the labeled doses for pediatric GHD. The market opportunity in ISS, SGA and Turner Syndrome may be greater than the potential incremental market share gained in pediatric GHD with a monthly product. We will continue to evaluate and prioritize our product strategy and optimize this formulation so we can move forward with clinical trials following our planned BLA submission for somavaratan twice-monthly therapy in pediatric GHD.

Clinical development for somavaratan

The clinical development of somavaratan was initiated in December 2010 with an Investigational New Drug, or IND, application submitted by Versartis in the United States and a parallel submission of a Clinical Trial Application in the United Kingdom. Additional submissions were provided to the Swedish and Serbian regulatory authorities. The first in-human study, our Phase 1a clinical trial, was conducted in GHD adults in the United States, the United Kingdom, Sweden and Serbia. The Phase 1a clinical trial enrolled patients on a stable dose of daily rhGH therapy who were withdrawn from therapy until their IGF-I levels were below a pre-specified level and then randomized into either placebo or somavaratan treatment. This double blind placebo controlled Phase 1a clinical trial enabled the objective assessment of the safety of somavaratan treatment compared to placebo. The Phase 1a clinical trial was completed in early 2012.

Upon the successful completion of the Phase 1a clinical trial, we initiated a Phase 1b/2a clinical trial in GHD children in the United States by filing an amendment to our existing IND. The Phase 1b stage of the clinical trial included 48 naïve to treatment pre-pubertal GHD children receiving a single dose of somavaratan in an ascending dose design. The starting dose used in the study was the highest dose tested in adults (0.80 mg/kg somavaratan) and escalation was stopped at a dose of 6.0 mg/kg somavaratan after the desired IGF-I response was achieved. No stopping criteria were met at any of the dose levels tested. Patients completing the Phase 1b stage of the study were allowed to enroll in the Phase 2a stage. The Phase 2a stage was fully enrolled with 64 patients, and patients previously treated in the Phase 1b stage were balanced for characteristics (age and previous somavaratan exposure) with the potential to affect the primary endpoint (mean height velocity) across each of the three dosing arms.

Completed Phase 1a clinical trial in GHD adults

In adult GHD patients, somavaratan concentrations and IGF-I responses were proportional to dose in the completed Phase 1a single ascending dose study. In adults with GHD, somavaratan has a mean elimination half-life of 131 hours at the highest dose tested. The extended half-life of somavaratan represents at least a thirty-fold increase in half-life as compared to the two to four hour half-lives reported for subcutaneously administered rhGH. Somavaratan concentrations at the end of the month in this study were proportional to total dose, further supporting the potential for up to monthly dosing.

After a single subcutaneous dose of 0.80 mg/kg of somavaratan, GHD adults achieved a normalization of their IGF-I levels (IGF-I standard deviation score (SDS) between -1.5 and +1.5) for an average of three weeks. IGF-I SDS is a measure of the difference in IGF-I concentration between a single GHD patient and the mean for normal adults of the same sex and comparable age. These results suggested that a lower total rhGH dose in the form of somavaratan may provide comparable safety and efficacy over the course of treatment.

All subjects completed the study. The highest dose assessed in the Phase 1a study of GHD adults (0.80 mg/kg somavaratan) was reported to be well tolerated, with no significant safety issues observed. A minority of patients reported drug-related adverse events, or AEs. The reported AEs were generally mild, transient and of the type generally expected when rhGH is administered to an adult with GHD. There were no serious or unexpected AEs. There were no laboratory safety signals observed. In addition, somavaratan at 0.80 mg/kg in GHD adults increased mean IGF-I into the customary therapeutic range (IGF-I SDS > - 1.5) for approximately three weeks. GHD adults are typically titrated with daily rhGH to achieve an IGF-I SDS in the normal range. In addition, the dose of rhGH required to achieve normalization of IGF-I is dependent upon the patient’s age and sex. Unlike the above single ascending dose study, the Phase 2/3 registration trial of somavaratan in GHD adults will include stratification for age and sex. PK/PD modeling was performed using the Phase 1a results, and this model enables the development of dosing algorithms for patients based upon their age and sex. The Phase 2/3 trial is designed to demonstrate a safe and effective once monthly dose of somavaratan as a single injection with a 30 gauge needle in GHD adults.

Completed Phase 1b stage of the Phase 1b/2a clinical trial in GHD children

GHD children require a much higher dose of daily administered rhGH (25 - 43 µg/kg/day) than GHD adults (2 - 12 µg/kg). The dosing recommendation for rhGH in GHD children is dependent upon the local regulatory agency granting the drug approval. It was therefore likely that a higher dose of somavaratan would be required in GHD children compared to GHD adults.

A Phase1b/2a study was conducted in pre-pubertal GHD children in the United States to assess the safety, pharmacokinetics, and IGF-I responses to somavaratan in the Phase 1b stage. We enrolled pre-pubertal naïve to treatment patients who were representative of a typical moderate GHD patient population treated with growth hormone therapy in the United States and parts of Europe where GHD is diagnosed and routinely treated. The mean age was seven to eight years old, with a mean height standard deviation score of minus 2.5, a mean bone age delay of one to one and a half years and a mean growth hormone stimulation test result of 5 ng/mL. Age, height standard deviation score and growth hormone stimulation test result have the greatest impact on response to rhGH therapy. When starting rhGH therapy, younger children grow faster than older children and more severe GHD patients, e.g. those with lower height standard deviation scores and/or lower growth hormone stimulation test results, grow faster than moderate GHD patients. Comparisons across pediatric GHD studies can only be done if these key attributes are similar.

In the Phase 1b stage, 48 pre-pubertal, naïve to treatment children received a single subcutaneous dose of somavaratan. GHD was diagnosed by medical history, several clinical parameters and paired growth hormone stimulation tests. In ascending order, subjects received somavaratan doses of 0.80, 1.20, 1.80, 2.70, 4.00 or 6.00 mg/kg. Blood samples for PK/PD determinations were obtained at six time points over 30 days. Safety monitoring was carried out for 60 days post-dose. Stopping rules were specified by protocol. The membership and activities of the Safety Review Committee, or SRC, were specified in the SRC Charter, which was developed prior to study onset. SRC meetings were successfully concluded prior to each dose escalation; no stopping criteria were met at any time point.

In GHD children, single dose somavaratan over the specified dose range was reported to be well tolerated, with no significant safety issues observed. All subjects completed the study. A minority of subjects reported drug-related AEs. Reported AEs were mild, transient and of the type generally observed when starting rhGH in children. No serious or unexpected AEs were reported. There were no laboratory safety signals observed. Subcutaneous nodule formation and lipoatrophy were not reported.

After subcutaneous administration to GHD children, somavaratan is rapidly absorbed achieving a maximum concentration (Cmax) in three to four days after dosing, similar to that noted in GHD adults. The total exposure and Cmax were dose proportional and not dependent upon gender in this patient population. Because sparse blood sampling is used in small children, the number of time points did not allow for an accurate determination of the terminal elimination half-life. However, as noted in GHD adults, significant concentrations of somavaratan remained 30 days after injection.

Somavaratan Plasma Concentration (ng/ml)

IGF-I was selected as the primary pharmacodynamic marker to measure the effect of somavaratan treatment. The therapeutic range for IGF-I in children varies greatly with age, with mean values more than doubling during childhood. IGF-I SDS is determined based on comparison to children of the same age. All subjects had relative IGF-I deficiency at baseline (IGF-I SDS < -1.0) and the increase from baseline in the 30 day average IGF-I SDS was proportional to dose.  In Phase 1b, only two subjects had an IGF-I level above the therapeutic range (IGF-I SDS > 2.0) and no subjects had an IGF-I SDS ≥ 3.0. The two subjects with IGF-I SDS > 2.0 had IGF-I SDS values in the therapeutic range by the next sampling time point. No reported safety issues arose in connection with these transient elevations. Sustained IGF-I SDS changes did not come at the expense of initial elevated exposure to IGF-I. These PK/PD data from the Phase 1b stage were used to develop a model correlating the somavaratan exposure to the average increase in IGF-I. The PK/PD model allowed for the selection of doses and regimens for the Phase 2a stage with the objective of increasing the average IGF-I levels into the therapeutic range.

Completed Phase 2a stage of the Phase 1b/2a clinical trial

The Phase 2a stage of the Phase 1b/2a study has been completed and enrolled 64 naïve to treatment pre-pubertal GHD children into three dosing arms based upon the PK/PD model from the Phase 1b stage: 5 mg/kg somavaratan once per month, 2.5 mg/kg somavaratan twice-monthly and 1.15 mg/kg somavaratan weekly. Per protocol, upon completion of three months of treatment in 75% of the subjects in the Phase 2a stage of the trial, the SRC met and reviewed the safety of repeat dosing of somavaratan in GHD children in this study. The SRC agreed that it was safe to continue the study and no stopping criteria were met. The primary endpoint of the Phase 2a stage was mean six month height velocity.

Over the six months of treatment with somavaratan in the Phase 2a stage of the study, somavaratan was found to be safe and well tolerated in these pre-pubertal GHD children. There were no related serious adverse events or unexpected adverse events. Other related adverse events were primarily mild and transient and of the type expected when rhGH is initiated in children naïve to rhGH treatment. With more than 1,300 injections administered in the Phase 2a stage, discomfort at injection sites was reported in the minority of patients and was mild and transient. Nodule formation or lipoatrophy was not observed at injection sites.

In all three dose groups, somavaratan maintained mean IGF-I increases over baseline and within the lower part of the therapeutic range without IGF-I overexposure when given at weekly, twice-monthly and monthly intervals, confirming the PK/PD model developed from the Phase 1b stage of the study. Only five subjects had transient IGF-I SDS values greater than 2.0, all in the 5.0 mg/kg monthly dose groups and there were no IGF-I SDS values above 3.0.

In addition, we demonstrated that six months of dosing of somavaratan, when given at weekly, twice-monthly and monthly intervals, achieved mean annualized six month height velocities (which was the study’s primary endpoint) comparable to the mean annual height velocity for similar GHD children given a dose of daily rhGH that is the highest approved dose on the labels of Genotropin® and Norditropin®. More specifically, the mean annualized height velocity results were compared to age-matched, historical controls of mean Year 1 height velocity from the Pfizer (Kabi) International Growth Study database, or KIGS database as published by Ranke and Lindberg. Using this analysis for the 64 patients enrolled in the Phase 2a stage, the weekly arm had a mean annualized height velocity of 7.6 cm/yr compared to 8.4 cm/yr in a historical control, the twice-monthly arm had a mean annualized height velocity of 8.6 cm/yr compared to 8.3 cm/yr in historical controls and the monthly arm had a mean annualized height velocity of 7.9 cm/yr compared to 8.3 cm/yr in historical controls. There was not a statistically significant difference in height velocity between any of the three dosing frequencies tested.

The results from the Phase 1b/2a clinical trial were published online in the Journal of Endocrinology and Metabolism in December of 2015.

Correlation of three, six and twelve month mean height velocity

For daily rhGH treatment, height velocity changes as a function of time spent on therapy. In a published study of Omnitrope® and Genotropin®, patients were dosed with rhGH over a seven-year period. Patients on Genotropin® were switched to Omnitrope® after nine months of treatment (Geno/Omnitrope Group B). As shown in the chart below, initially, GHD children experience rapid catch-up growth in the first one to three years of treatment and then the rate of growth slows down approaching normal growth rates observed in children that do not have GHD.

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

The mean height velocity obtained in a controlled clinical trial is highly dependent on the demographics of the pediatric GHD patients enrolled in the clinical trial. The most significant factor determining a mean height velocity in naïve to treatment pre-pubertal GHD patients is the patient’s age at start of treatment. Other factors that may influence the extent of response to daily rhGH therapy include the degree of height deficit for age and the peak hGH level achieved in the hGH stimulation test, both of which assess the severity of GHD. In historical published studies conducted in countries where rhGH therapy is unavailable or unaffordable, pre-pubertal GHD patients were more severely GHD than age matched peers in the United States, and therefore, greater mean height velocities were observed in these patients compared to their age-matched counterparts in the United States.

In published registries of daily rhGH therapy from patients in the United States and European countries where daily rhGH therapy is used, the mean height velocity is a reliable surrogate for expected outcomes in a controlled clinical trial using a comparable daily rhGH dose as used in these registries. As a result, an age-matched historical control analysis using published registry data on first year mean height velocities for daily rhGH therapy in pre-pubertal GHD children is a well-established procedure for assessment of new rhGH therapies. In fact, the FDA allowed the Nutropin Depot Phase 3 trial to be conducted using age-matched historical controls. Genentech conducted a number of controlled clinical studies of daily rhGH in the 1980s and 1990s. These studies demonstrated a clear dose-response relationship between the daily rhGH dose and the first year height velocity in pre-pubertal naïve to treatment moderate GHD patients in the United States. Using this dose response relationship, we note that somavaratan dosed at 2.5 mg/kg twice-monthly provides comparable first year growth rate to the highest approved dose on the labels of Genotropin® and Norditropin®, 34 µg/kg/day.

Ongoing Extension Study in pediatric GHD patients

Upon completion of the Phase 2a stage of the trial, we offered patients the opportunity to participate in the Extension Study and to continue with somavaratan treatment. Approximately 95% of the patients completing the Phase 2a stage elected to participate in the Extension Study. As of December 2015 data were available for 57 patients during their second year of treatment.

Based on our PK/PD model and growth and IGF-I results in our Phase 2a study, we increased the dose to 3.5 mg/kg initially in the patients receiving 1.15 mg/kg weekly between months 6-12 of exposure and in the monthly and twice-monthly arms at the Year 1 time point. In the Phase 2a stage and continuing in the Extension Study, pediatric GHD patients who initially received the 2.5 mg/kg twice-monthly dose of somavaratan experienced an IGF-I response in the lower part of the therapeutic range similar to that typically achieved from standard European dose of 34 µg/kg/day dose of rhGH.

Two dose groups of pediatric GHD patients, 2.5 mg/kg twice-monthly and 5.0 mg/kg monthly, from the Phase 2a stage were maintained on the same somavaratan dose and regimen until they had received 12 months of continuous treatment and then received the increased 3.5 mg/kg twice-monthly dose in months 12-24. As shown in the chart below, mean Year 1 and Year 2 height velocities in these patients were not significantly different from the mean annualized height velocity at earlier time points. Typically, based on observations from existing approved daily rhGH therapies, a decrease in mean height velocity in the second year of treatment would be expected with daily rhGH therapy.

For patients initially on 5.0 mg/kg monthly in Year 1 and subsequently switched to 3.5 mg/kg twice-monthly in Year 2, mean height velocity was 7.96 and 8.27 cm/year in Year 1 and Year 2, respectively. For patients initially on 2.5 mg/kg twice-monthly in Year 1 and subsequently switched to 3.5 mg/kg twice monthly in Year 2, mean height velocity was 8.49 and 8.22 cm/year in Year 1 and Year 2, respectively. For all 57 subjects with growth measurements in Year 2, height velocity was maintained with minimal change (8.08 vs. 7.83 cm/year in Year 1 vs. Year 2, respectively).

Comparing these data to reference points in two of the large registry databases of daily GHD patients, the NCGS and KIGS databases. the mean height velocities for daily rhGH therapy in an approximately 8-year old moderate GHD child range from about 6.9 cm in the second year on the 34 ug/kg/day European dose (and highest U.S. Labeled dose for Norditropin and Genotropin) to approximately 7.9 cm in the second year when dosed at the higher 43 ug/kg/day, which is in line with the dose typically used in the United States.

The percentage of subjects experiencing related AEs in Year 2 continued to decline, and events in general were mild and transient. No new types of related AEs appeared during Year 2.

Through two years of somavaratan treatment, twice-monthly somavaratan treatment maintained IGF-I in the normal range without overexposure and provided continuing catch-up growth.  No new types of related AEs and no long-term safety events were observed in Year 2. An increase in somavaratan dose to 3.5 mg/kg twice-monthly has maintained height velocity in Year 2 to a level similar to that reported from the NCGS database for similar aged patients in their second year of therapy with a daily regimen at the standard U.S. dose.

Studies have demonstrated that full adherence with daily growth hormone therapy presents challenges for patients and caregivers, with up-to two-thirds being non-adherent with their dosing schedule. In additional studies, one third to three quarters of children had levels of nonadherence that can be estimated to have reduced efficacy as measured by height velocity. We believe a longer-acting form of growth hormone with reduced injection frequency may lead to increased treatment adherence, and in turn, to better outcomes. Throughout the Extension Study, somavaratan dosing was conducted in a real-world setting with all dosing events completed at home using a vial and syringe. Injections were delivered by either the subjects themselves or their caregiver, the child’s parents in most cases. When comparing the number of expected somavaratan injections to those completed during the Extension Study Period, adherence to the dosing schedule was nearly 100%.

The two-year data of somavaratan in pediatric growth hormone deficiency demonstrates that somavaratan was well tolerated with no safety signals over two years. The study discontinuation rate was in line with expectations after two years of ongoing treatment. Adherence to the dosing schedule was nearly 100% through 18-months of at-home treatment, which supports twice-monthly dosing. The mean Year 2 height velocity for somavaratan is comparable to U.S. daily dosing data from the NCGS database. There was no decline in somavaratan’s mean Year 2 height velocity with the increased 3.5 mg/kg twice-monthly dose. Declines in height velocity are often seen in the second year of daily dosing. The results of the Extension Study to date have demonstrated a dose response in both IGF-I levels and height velocity supporting the selection of the 3.5 mg/kg somavaratan twice-monthly as the Phase 3 dose. To date, the 3.5 mg/kg twice-monthly dose of somavaratan has been found to be safe and well tolerated with only a few mild transient adverse events in a minority of the patients.

All patients completing the Phase 3 clinical trial, including those receiving daily rhGH therapy, will be offered the opportunity for treatment with the 3.5 mg/kg twice-monthly dose of somavaratan in the Extension Study until market approval. These patients could potentially provide data to support the safety of switching patients from daily rhGH to somavaratan therapy. The Extension Study may enroll up to 250 GHD children, and we anticipate that it will continue until any potential product launch of somavaratan, with patients receiving up to three or four years of somavaratan therapy. This study could potentially provide long term safety and efficacy data in support of any application for global market registration.

Pediatric GHD Phase 3 clinical trial in the United States, Europe and Canada

In early 2015, we initiated a multicenter, randomized, open-label non-inferiority Phase 3 trial, which we refer to as the VELOCITY study, comparing the safety and efficacy of somavaratan to daily rhGH in children with growth failure due to GHD. We have met with the FDA and corresponded with the EMA to develop our Phase 3 registration study for pediatric GHD. The study will take place in approximately 70 pediatric endocrinology centers in the United States, Europe and Canada using nearly identical inclusion and exclusion criteria to the Phase 2a stage of our Phase 1b/2a study and is expected to enroll comparable pre-pubertal naïve to treatment pediatric GHD patients. We expect to enroll up to 136 patients in a 3:1 randomization comparing 3.5 mg/kg twice-monthly dose of somavaratan to 34 µg/kg/day of rhGH, which is the highest approved dose on the labels of Genotropin® and Norditropin®. Somavaratan will be administered utilizing a 30 gauge needle, which is comparable to the needle sizes typically used for daily rhGH products. A majority of patients will receive a single injection per dose. The primary endpoint for the study is non-inferiority between the two treatment groups based upon mean Year 1 height velocity results. We anticipate completing enrollment in mid-2016 and top-line data availability in mid-2017 to enable filing for marketing authorization in the United States, Europe and Canada. Assuming positive results from this Phase 3 study, we intend to file a BLA with the FDA, a Marketing Authorization Application, or MAA, with the EMA, and a New Drug Submission, or NDS with Health Canada.

Pediatric GHD Phase 2/3 clinical trial in Japan

We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015.  In the Phase 2 stage of this study, up to 24 pre-pubertal naïve to treatment GHD children will be enrolled and administered a single dose of somavaratan using a 30 gauge needle at one of three dose levels used in the completed Phase 1b stage of the Phase 1b/2a clinical trial conducted in U.S. GHD children. The PK/PD data from these Japanese GHD children will be compared to the PK/PD data from the U.S. GHD children administered the same dose of somavaratan. Once the PK/PD results are confirmed to be comparable between Japanese and U.S. GHD children, the Phase 3 stage of the study will begin and will be a single arm study evaluating 3.5 mg/kg somavaratan twice-monthly in 48 GHD children. Somavaratan will be administered utilizing a 30 gauge needle, and a majority of patients will receive only a single injection per dose. Patients enrolled in the Phase 2 stage will be eligible to continue in the Phase 3 stage. The primary endpoint of the Phase 2/3 study is mean Year 1 height velocity compared to historical controls. In addition, an Extension Study will be conducted in Japan to allow Phase 2/3 patients the option to continue treatment with somavaratan for long-term safety and to obtain additional information on switching current daily rhGH treated GHD children to somavaratan therapy. We have initiated clinical sites in Japan and are currently enrolling pre-pubertal naïve to treatment GHD children. The results of the Phase 2/3 study and the Extension Study in Japan will be combined with the pediatric GHD Phase 3 trial and Extension Study in the United States, Europe and Canada to support the submission of a Japan New Drug Application, or JNDA.

Adult GHD Phase 2 clinical trial

Adult GHD patients receive daily rhGH therapy at doses that are titrated to enable them to reach the normal range of IGF-I levels for their age and sex. The daily rhGH dose used in adult GHD patients ranges from 2 to 12 µg/kg/day. In our completed Phase 1a clinical trial in adult GHD patients, we demonstrated the potential for monthly dosing. We believe that over half of the adults diagnosed with GHD either refuse therapy or stop therapy due to the burden of daily injections. Reducing the dosing frequency from daily to monthly may increase adherence and maintain more patients on long-term therapy. Previous approvals of rhGH therapy for adult GHD patients required a primary endpoint of change in body composition (e.g., reduction in fat mass or truncal fat) compared to placebo.

In September of 2015 we initiated a Phase 2 trial, known as the VITAL trial, of somavaratan in adults with GHD. The adult Phase 2 VITAL trial is a dose-finding, safety study to evaluate a monthly somavaratan dosing regimen in adults with GHD. This trial is an open-label, international, multicenter study with somavaratan treatment for five months. This treatment period includes monthly dose titrations until a subject's mean IGF-I SDS value is within a target range for two consecutive months. Subjects are stratified into three cohorts based on age, gender and the use of oral estrogens. This study is being conducted in the United States, Western Europe, Canada and Australia, and we are currently enrolling patients. We believe that monthly somavaratan dosing in GHD adults would offer a significant advantage in convenience and adherence over the weekly rhGH products in clinical development by other companies. Somavaratan will be dosed once a month as a single injection using a 30 gauge needle in this Phase 2 study of GHD adults. Following results from this Phase 2 trial, we will initiate a Phase 3 registration trial. An adult extension study was initiated in January 2016 to allow ongoing treatment of patients in the Phase 2 or Phase 3 trials.

rhGH market opportunity

The global rhGH market has largely been confined to the developed parts of the world, more particularly the United States, Europe and Japan. In 2014 the global rhGH market was estimated to be over $3 billion in annual sales, with the United States, Europe, Japan and Rest-of-World representing approximately 40%, 35%, 20% and 5% of the market, respectively. Global annual rhGH sales have historically grown each year, and based on market research, we believe that the market for daily rhGH products may continue to grow up to $4 billion following the launch of long-acting rhGH therapies.

As shown on the chart below, due to the lack of product differentiation among existing rhGH treatments, the global rhGH market is quite fragmented, with no brand achieving greater than 33% market share in 2014.

Importantly, rhGH manufacturers have attempted to develop a long-acting product using microsphere, PEGylation, fusion and alternative delivery technologies. Each of these approaches has been unsuccessful due to regulatory, safety, efficacy or manufacturing issues, or a combination thereof. Nonetheless, primary and secondary market research continues to indicate a strong desire by patients, caregivers, physicians and payers to use an rhGH product that is safe and effective and requires less frequent dosing than daily subcutaneous injections.

Pediatric GHD market

Historically pediatric GHD use has dominated the rhGH market, accounting for approximately 50% of total annual sales. Of the over $3 billion global rhGH market, we believe that sales of rhGH products for pediatric GHD represent approximately $1.5 billion. We believe the United States and European markets for rhGH for pediatric GHD are approximately $500 million and $550 million, respectively. We believe that the Japanese market for rhGH for pediatric GHD is approximately $500 million, representing approximately one third of the global market of rhGH products for treatment of pediatric GHD.

Based on market research, we believe that the market for daily rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.  Based on this research and assuming that the pediatric GHD market continues to constitute 50% of the total market, we believe that the pediatric GHD market could represent approximately $2 billion by 2018.

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

We believe the adult GHD market is currently underpenetrated, yet it reached approximately $400 million in sales globally in 2014. Despite its current size, the adult GHD market remains largely untreated, making this population of patients with significant unmet needs an attractive additional indication for somavaratan. We believe that a therapy with more convenient dosing will expand the adult GHD market by encouraging patients not currently receiving rhGH therapy to seek treatment, as well as enhancing adherence among patients currently receiving daily therapy.

Future market expansion opportunities for somavaratan

Daily rhGH therapy is also currently approved for numerous other indications beyond GHD. More specifically, other indications currently approved in the United States for daily rhGH therapy include ISS, Turner Syndrome, Prader-Willi Syndrome, SGA, Noonan Syndrome and chronic renal insufficiency in children. ISS, SGA and Turner Syndrome comprise significant segments of the rhGH market and are likely potential indications for future somavaratan clinical development. ISS is non-GHD short stature, defined by height that is more than two standard deviations below normal and growth rates that would not allow for attainment of adult height in the normal range, which has recognized benefits from rhGH therapy. In the United States only, ISS is an indication that is approved for rhGH therapy at 1.5 to 2 times higher doses than pediatric GHD. SGA is defined by newborns with birthweights below the 10th percentile for infants of the same gestational age. SGA is an approved indication for rhGH products at approximately twice the dose of pediatric GHD. Turner Syndrome is the second most common genetic disorder, affecting 1 in 2,000 females. Short stature associated with Turner Syndrome is an approved indication for rhGH products. The rhGH dose required to treat short stature in Turner Syndrome patients is greater than the dose required for pediatric GHD patients. We may explore somavaratan, or a higher concentration formulation of somavaratan in further clinical trials to assess the appropriate dose of somavaratan to achieve similar treatment outcomes to current daily rhGH therapy for ISS, SGA and Turner Syndrome.

Commercialization strategy

Industry research published in 2008 indicated that less than 36% of patients on treatment with rhGH therapy are compliant, resulting in some level of noncompliance in the majority of patients. In separately published research released in 2011, a lack of compliance to daily rhGH therapy results in suboptimal therapeutic outcomes. Market research indicates that frequency of administration ranks highest amongst the factors that affect adherence to this daily rhGH treatment. Our own market research indicates that the potential for somavaratan to reduce the treatment burden of daily injections and thereby address the lack of compliance with their rhGH therapy will be of significant interest to pediatric endocrinologists. Based on a third-party market research report commissioned by us, a survey of 68 U.S. pediatric endocrinologists indicated a high level of interest in the profile of somavaratan and a willingness to prescribe it to a majority of their patients if it is approved.

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We generally expect to retain commercial rights for our products in territories where we believe it is possible to access the market through a focused, specialty sales force. If somavaratan receives marketing approval, we plan to commercialize in the United States and Canada with our own focused, specialty sales force. We believe that the pediatric endocrinologists in the United States, who provide treatment for hGH deficiency in children, are sufficiently concentrated that we will be able to effectively promote somavaratan to these specialists with a sales force of approximately 50 people. According to data published by the Journal of Pediatrics and the Pediatric Endocrine Society, there are approximately 800 pediatric endocrinologists in the United States. Similarly sized sales forces are effectively being utilized to address these pediatric endocrinologists and focus on the currently high-prescribing physicians, according to primary market research conducted by a third-party market research organization commissioned by us.

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

We have an agreement with BI for the production of somavaratan drug substance and drug product for our clinical trials. Under the agreement, we transferred our initial manufacturing process for somavaratan, including the expressing cell line, to BI for further development, and BI will manufacture and supply somavaratan to us for use in clinical trials, all in accordance with the project plan attached to the agreement. The agreement contains customary terms, such as delivery, inspection, acceptance and rejection, for the supply of the product. We have the right to cancel any manufacturing campaign for somavaratan subject to the payment of a cancellation fee, which is a percentage of the total payment for the cancelled manufacturing campaign based on the time of cancellation. We have no exclusive relationship with BI for supply of our clinical materials. The agreement does not give BI any rights for commercial supply of somavaratan.

As of December 31, 2015, BI manufactures multiple approved therapeutic proteins that are expressed in E. coli. Somavaratan is expressed in E. coli as a soluble protein. The XTEN sequences in somavaratan confer improved pharmaceutical properties compared to rhGH alone. These properties include increased solubility and high net negative charge (low isoelectric point) at physiological pH enabling a straightforward purification process without the need for complex steps such as protein folding. The process for manufacturing somavaratan drug substance consists of E. coli fermentation, initial purification to remove the majority of the E. coli components, secondary purification using three column chromatography steps and a final buffer exchange and concentration step. Because somavaratan consists of rhGH genetically fused to XTEN, no additional steps to chemically modify the protein are required after the drug substance is produced. The somavaratan drug substance is filtered and then somavaratan drug product filling, labeling, packaging and testing is performed. Each of these steps involves a relatively common biotechnology process. The manufacturing process for somavaratan is less complex than traditional rhGH manufacturing processes. The process is robust and reproducible, does not require specialized equipment, uses common and readily available materials and is readily transferable. The pharmaceutical properties of somavaratan enable increased solubility compared to rhGH and increased stability due to the ability to reduce or eliminate the major degradation pathways typically observed in rhGH products. Somavaratan drug product is a stable liquid formulation stored refrigerated with short term stability at room temperature. We have contracted with Catalent, Inc. for the labeling, packaging and distribution of somavaratan drug product for our clinical trials.

Under our agreement with BI, we obtain supplies and services on a purchase order basis from BI. The agreement may be terminated by either party for convenience upon 18 months’ notice or earlier for certain scientific or technical reasons, material breach, bankruptcy, change of control or other business reasons. The somavaratan used in our clinical trials was and is currently manufactured under current Good Manufacturing Practices, or cGMP, conditions. Sufficient material produced using the commercial process to complete the Phase 3 trial and Extension Study has already been produced, and preparations are underway to produce quantities required for our anticipated subsequent clinical trials. We expect that cost-of-goods-sold of somavaratan will generally be less than that of other rhGH products. Changes in our requirements may require revalidation of the manufacturing process at a different scale and potentially at a different contractor depending on the necessary scale, infrastructure and technical capabilities. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

The agreement assigns to us the ownership of all inventions and intellectual properties generated by BI that relate directly to somavaratan and does not cover BI’s background intellectual properties or improvements. In addition, upon expiration of the agreement or termination of the agreement by either party for convenience, or by us for business reasons or for BI’s material breach, the agreement grants us a non-exclusive and royalty free license to use BI’s background intellectual properties to the extent necessary for us to manufacture, use and exploit somavaratan. Upon termination of the agreement (other than for our breach or bankruptcy or technical reasons), BI will transfer to us the then-current manufacturing process for somavaratan, with the cost borne by us.

Research and development

We are evaluating the use of the XTEN technology on another therapeutic protein. We have initiated testing of this additional product candidate in animals. We plan to demonstrate proof of concept in the appropriate animal models and assess the potentially differentiated product attributes that could provide us with a superior product candidate to the current therapeutic protein. We will explore whether to proceed, and the optimal development path and product profile, upon obtaining the validating preclinical data.

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

The key competitive factors affecting the success of somavaratan, if approved, are likely to be its efficacy, safety, tolerability, frequency and route of administration, convenience and price, and the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors. The method of administration of somavaratan, subcutaneous injection, is commonly used to administer rhGH therapy for the treatment of GHD and related indications. While daily rhGH therapy with subcutaneous injections is required for replacement therapy, a therapy that offers a less invasive method of administration might have a competitive advantage over one administered by subcutaneous injection, depending on the relative efficacy, safety and tolerability of the other method of administration.

In the United States, there are a variety of currently marketed rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), ZomactonTM (Ferring Pharmaceuticals), Omnitrope® (Sandoz GmbH) and Valtropin® (LG Life Science). These rhGH drugs, with the exception of Valtropin®, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, or PBMs, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of somavaratan to their current treatment regimens for a variety of potential reasons, including:

•	if they do not wish to incur any potential additional costs related to somavaratan; or
•	if they perceive the use of somavaratan to be of limited additional benefit to patients.

In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies that are in various stages of clinical development by companies both already participating in the rhGH market as well as potential new entrants, principally Althea, Ambrx, Ascendis, Bioton S.A., Critical Pharmaceuticals, Dong-A, GeneScience, Hanmi, LG Life Science, OPKO Health, Inc. (via Prolor acquisition) and all of the existing global and regional rhGH franchises. However, based on publicly available data, these products have limitations. For example, an alternative PEGylation approach of reversible chemical linkage of rhGH to a large circulating PEG, which has not completed studies in GHD children, has reported adult data suggesting that the rhGH exposure and IGF-I response is less than one week. We believe all of the PEGylation and circulating PEG approaches will be more expensive to manufacture than current daily rhGH because they require additional manufacturing steps after the purified rhGH is produced. It is also unclear whether or not chronic administration of PEG will be safe because it was recently reported by one company that their PEGylated rhGH product candidate caused vacuoles to form in the brains of monkeys and published reports have indicated vacuole formation in the kidneys of rats upon chronic dosing of PEGylated proteins. A fusion protein approach is also under investigation using a glycosylated peptide hormone genetically fused to rhGH. Because of the glycosylation, this protein must be produced in mammalian cells, and a six step purification process has been reported. In addition, this fusion protein has been reported to have an rhGH exposure and IGF-I response of less than one week. This fusion protein is currently being studied in adult GHD Phase 3 clinical trial with weekly administration and in a Phase 2 clinical trial in children with weekly administration. Limited safety data is publicly available on this fusion protein.

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

As of February 29, 2016, the in-licensed global patent portfolio consists of eight granted U.S. patents, one patent granted by the European Patent Office, one patent granted by the Eurasian Patent Office, one granted patent in Japan, three granted patents in New Zealand, three granted patents in Australia, two granted patents in South Africa, one granted patent in China, one granted patent in Hong Kong, one granted patent in South Korea, and two granted patents in Mexico. In addition, the portfolio includes approximately 75 pending patent applications, six of which are in the United States.

The in-licensed patent portfolio includes five main patent families, which we believe, if issued in their current form, would provide broad coverage for the XTEN (unstructured recombinant polypeptide, URP) technology, including methods for producing XTEN products, and various levels of more specific coverage for somavaratan. The portfolio includes composition of matter, method of treatment and use claims.

The U.S. patents that have issued as of February 29, 2016 are U.S. Patent Nos. 7,846,445, 7,855,279, 8,492,530, 8,673,860, 8,680,050, 8,703,717, 8,933,197 and 9,168,312.  U.S. Patent Nos. 7,855,279 and 8,492,530 cover XTEN (URP) fusion proteins with increased half-life, including dependent claims directed to hGH-XTEN fusions. U.S. Patent No. 7,846,445 covers methods for extending the serum secretion half-life of a protein by producing XTEN fusions, including that of hGH. We estimate that these issued U.S. patents will expire between 2026 and 2027. In addition, U.S. Patent Nos. 8,673,860, 8,703,717, 8,680,050, 8,933,197 and 9,168,312 were granted in 2014 and 2015 covering XTEN fusions of biologically active proteins, including hGH, and pharmaceutical compositions comprising such fusions, as well as methods for treating growth hormone-related conditions, such as GHD and ISS. We estimate that these issued U.S. Patents will expire between 2027 and 2032. The granted European patent is currently being opposed by Novo Nordisk A/S.  See “Risk factors—Risks related to intellectual property—We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.”

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

Acquisitions and license agreements

Amunix

In December 2008 we entered into a worldwide, exclusive license agreement with Amunix, Inc., which was amended and restated in December 2010 and subsequently amended in February 2011, January 2013 and February 2014. In March 2013, Amunix, Inc. was merged into Amunix Operating, Inc., or Amunix, which assumed all of the rights and obligations of Amunix, Inc. under the agreement. Under this agreement, Amunix granted us an exclusive (even as to Amunix) license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products for human use anywhere in the world, with each licensed product to consist of a selected target attached to an XTEN polypeptide. The license gives us rights with respect to two targets, namely hGH and another specified human protein. Certain of the licensed intellectual property was developed using government funding, and the exclusivity of our license is therefore subject to certain retained rights of the U.S. federal government. During the term of the agreement, which extends on a country-by-country basis until the later of the expiration of all licensed patents or ten years from the first commercial sale in such country, Amunix has exclusivity obligations to us. These obligations prohibit Amunix from using itself, or granting a license under, the patents and know-how related to the XTEN technology to exploit licensed products and selected targets that are, are derived from, have the same biological activity as, or are otherwise based on the licensed products and selected targets included in our exclusive license.

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

In addition to the license agreement described above, we also entered into a Services Agreement with Amunix in March 2013, which was amended in June 2014.  Under the services agreement, we retained Amunix to perform certain research, development and other services related to the licensed products, on a project-by-project basis pursuant to statement of works that the parties may negotiate and execute from time to time. We will pay for Amunix’s services on a full-time equivalent, or FTE, basis plus additional fees as may be agreed by the parties in the statement of work. New inventions arising out of the services performed by Amunix, and all associated intellectual property rights, are generally owned by Amunix. This services agreement or any statement of work may be terminated by either party for the other party’s uncured material breach. We also have the right to terminate this services agreement or any statement of work without cause at any time upon prior notice to Amunix. If not terminated, this services agreement will continue until the expiration or termination of the license agreement. Termination of the services agreement does not result in termination of the license agreement.

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

Orphan drug designation and exclusivity

Somavaratan has received orphan drug designation for the treatment of GHD in the European Union at any dosing regimen less frequent than daily, as well as in the United States at once-a-month dosing.

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

Employees

As of February 29, 2016, we had 44 full-time employees, including 21 employees engaged in research and development. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our principal facilities consist of office space in Menlo Park, California. We occupy approximately 12,900 square feet of office space under a lease that expires in August, 2017.  In December 2015, we executed a sublease agreement in Menlo Park for additional headquarters office space for approximately 10,100 square feet.  The rental term for the sublease commenced on January 1, 2016 and expires on December 31, 2017.

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

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for somavaratan followed by most of the approved rhGH products for pediatric GHD patients: a dose-finding study and a Phase 3 registration trial with a primary endpoint of mean Year height velocity. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that three, six and twelve month mean height velocities are well correlated within the same clinical trial, it is possible that somavaratan, due to its unique properties, will produce different results. If mean Year 1 height velocities that we observed for somavaratan in the ongoing Extension Study do not correlate to mean Year 1 height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, somavaratan may not achieve the required primary endpoint in the Phase 3 clinical trial, and somavaratan may not receive regulatory approval.

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

Somavaratan is a new molecular entity, and although it contains the same rhGH composition used in currently approved rhGH products, it has been genetically modified to extend its half-life, creating uncertainty about its long-term safety profile.

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

Success in preclinical testing and early clinical trials and the results to date in our Extension Study do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results to date in our ongoing Extension Study of somavaratan in GHD children and the results reported in earlier trials, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market somavaratan. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, European Medicines Agency, or EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If our Phase 3 clinical trial of somavaratan in GHD children or other later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for somavaratan may be adversely impacted.

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

If clinical studies of somavaratan and any future product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce results that are acceptable to such agencies, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of somavaratan or our future product candidates.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer intended for our ongoing extension study, and the FDA subsequently issued a partial clinical hold related to the use of any material produced by this new manufacturer.  The FDA ultimately lifted the partial clinical hold in June 2014.  And then in early 2015, following initiation of the VELOCITY trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold. We provided the requested information to the agency and this second partial clinical hold was lifted in June 2015.  There can be no assurance, however, that we will not be subject to similar FDA actions in the future, or that such actions will not cause delays in our clinical studies.

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

Pediatric subjects taking somavaratan have reported adverse events, such as mild and transient injection site pain and erythema. Other adverse events that have occurred in >5% of pediatric subjects to date include headache and extremity pain. No serious side effects have been reported to date. However, we cannot provide assurance that side effects from somavaratan in current or future clinical trials will continue to be mild or that side effects in general will not prompt the discontinued development of somavaratan or any future product candidates. In addition, the administration of therapeutic proteins including recombinant hGH occasionally causes an immune response, resulting in the creation of antibodies against the protein. The antibodies may be transient or persistent and can have no effect or can neutralize the activity of the protein or accelerate its clearance. Antibodies, including the rare occurrence of neutralizing antibodies, have been observed in the somavaratan clinical trials and while they had no effect on occurrence of adverse events, their overall clinical relevance must be assessed in our Phase 3 clinical trials. Due to potential safety, efficacy, immunogenicity, or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market somavaratan or any future product candidates, which could prevent us from ever generating revenue or achieving profitability. Results of our trials could reveal an unacceptably high severity or prevalence of side effects or antibodies. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

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

Assuming the success of our clinical trials, we anticipate seeking regulatory approval for somavaratan in the United States, Europe and Canada for treatment of pediatric GHD patients based on a twice-monthly dosing regimen. It is possible that the FDA, the EMA, the PMDA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of somavaratan for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in our Phase 3 clinical trial, and considering that somavaratan is a new molecular entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

Somavaratan has never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In addition, to successfully commercialize somavartan, we must also design, manufacture, and gain regulatory approval of a delivery device to safely, effectively, and conveniently administer somavaratan in relevant patient types.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2015, we had an accumulated deficit of $193.4 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the initial public offering of our common stock in March 2014, and a follow-on offering of our common stock in January 2015. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:

•	continue the research and development of our only product candidate, somavaratan, and any future product candidates;
•

continue clinical studies of somavaratan, including the Phase 3, Phase 2/3, and Phase 2 clinical trials of somavaratan that we initiated in 2015, which will be our most expensive clinical trials to date;

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of December 31, 2015, we had approximately $182.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We are highly dependent on our chief executive officer and the other principal members of our executive team, substantially all of whom joined our company prior to May 2015, when our current chief executive officer began serving in that role. Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people or instability in our executive team, which may be more likely due to our recent leadership changes, could impede the achievement of our research, development and commercialization objectives.

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

As of February 29, 2016, we had 44 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through February 29, 2016 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of February 29, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 72% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

While we have been successful in our efforts to remediate this particular material weakness we cannot assure you that we will be able to prevent or remediate any additional weaknesses in the future, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are unable to successfully prevent or remediate any additional material weaknesses in the future, and if we are unable to produce accurate and timely consolidated financial statements, including our filing of quarterly reports with the SEC on a timely and accurate basis, our stock price may be adversely affected and we may be unable to maintain compliance with applicable NASDAQ listing requirements

An active trading market for our common stock may not be maintained.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

In March 2014, we entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for our new headquarters building for a period of thirty-nine months. The remaining obligation for the Company under this lease is approximately $1.3 million as of December 31, 2015.

In December 2015, we entered into a sublease agreement to lease approximately 10,100 square feet in Menlo Park, California for a period of 24 months to support our continued growth.  The total obligation for the Company under this lease is approximately $1.2 million as of December 31, 2015.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “VSAR” since March 21, 2014. The following table sets forth the quarterly range of high and low reported sale prices of our common stock on The NASDAQ Global Market for the periods indicated:

On February 29, 2016, the last reported sale price of our common stock on The NASDAQ Global Select Market was $6.57 per share.

	Price Range
	High	Low
2015
First Quarter	$23.99	$16.46
Second Quarter	$20.57	$14.13
Third Quarter	$22.66	$9.97
Fourth Quarter	$12.94	$9.69

2014
First Quarter (beginning March 21, 2014)	$36.30	$27.00
Second Quarter	$36.86	$23.51
Third Quarter	$29.92	$16.15
Fourth Quarter	$23.41	$16.69

On February 29, 2016, there were 13 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities and Use of Proceeds

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2015.

We expect to continue to use the proceeds from our initial public offering in March 2014 and the follow-on offering in January 2015 to fund clinical trials of somavaratan for the treatment of pediatric GHD, and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our follow-on offering as described in our prospectus dated January 21, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from March 21, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $31.37 on March 21, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on March 21, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		March 21,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
$100 investment in stock or index	Ticker	2014	2014	2014	2014	2015	2015	2015	2015
Versartis, Inc.	VSAR	$100.00	$89.39	$60.54	$71.58	$58.56	$48.52	$36.75	$39.50
NASDAQ Composite Index	IXIC	$100.00	$103.06	$105.05	$110.74	$116.00	$118.36	$109.97	$119.55
NASDAQ Biotechnology Index	NBI	$100.00	$104.24	$110.93	$123.28	$139.89	$150.42	$123.45	$138.04

Item 6. Selected Financial Data.

Selected financial statement data is consolidated for the year ended December 31, 2015 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, established in 2014 and Versartis GmbH, established in 2015. Selected financial statement data is consolidated for the year ended December 31, 2014 and include the accounts of Versartis, Inc. and its wholly-owned subsidiary, Versartis Cayman Holdings Company, established in 2014.  All other selected financial statement data for the years ended December 31, 2013 and 2012 include only the accounts of Versartis, Inc.

The selected consolidated statements of operations data for the years ended December 31, 2015,  2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2012 and the selected balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012
Consolidated Statement of operations data:
Operating expenses
Research and development	$60,025	$32,608	$14,855	$10,963
General and administrative	22,483	13,505	4,428	1,936
Total operating expenses	82,508	46,113	19,283	12,899
Loss from operations	(82,508)	(46,113)	(19,283)	(12,899)
Interest income	218	132	1	—
Interest expense	—	—	(128)	(393)
Other income (expense), net	113	(11,532)	913	75
Net loss and comprehensive loss	(82,177)	(57,513)	(18,497)	(13,217)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(25,559)	—	—
Net loss attributable to common stockholders	$(82,177)	$(83,072)	$(18,497)	$(13,217)
Net loss per basic and diluted share attributable to common stockholders (1)	$(2.84)	$(4.39)	$(41.10)	$(114.71)
Weighted-average common shares used to compute basic and diluted net loss per share	28,964	18,922	450	115

(1)

See Notes 2 and 13 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2015	2014	2013	2012
Consolidated Balance sheet data:
Cash and cash equivalents	$182,069	$170,566	$13,288	$404
Working capital (deficit)	175,784	166,039	10,283	(4,745)
Total assets	185,327	174,294	14,683	2,189
Total stockholders' equity (deficit)	176,500	167,369	(47,292)	(34,742)

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor compliance, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3 billion in 2014. Based on market research, we believe that the market for daily rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.  Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving adherence and, therefore, treatment outcomes. Accordingly, we believe somavaratan may take significant market share. Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed two year safety data and top-line efficacy data from our ongoing Extension Study and have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial.  We have been enrolling participants into the VELOCITY trial at U.S., Canadian and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015. In the first half of 2015, we received feedback from the FDA and the EMA on our development plan in adult GHD and as a result we are conducting a Phase 2 trial prior to a potential Phase 3 for this population.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015. We may develop somavaratan for additional growth disorders, such as idiopathic short stature, or ISS, small for gestational age, or SGA, and Turner Syndrome, which together accounted for approximately 20% of the global rhGH market in 2014.  We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

Somavaratan is a fusion protein consisting of rhGH and a proprietary half-life extension technology known as XTENTM, which we in-licensed from Amunix Operating, Inc., or Amunix. Amunix has granted us an exclusive license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products, including somavaratan. Once we start commercializing a licensed product, we will owe to Amunix a royalty on net sales of the licensed products until the later of the expiration of all licensed patents or ten years from the first commercial sale in the relevant country. The royalty payable is one percent of net sales for the first two marketed products, but higher single-digit royalties are payable if we market additional products, or if we substitute one marketed product for another. If we elect to substitute one marketed product for another, in addition to royalties, we would also be required to make milestone and other payments totaling up to $40 million per marketed product.  See “Business-Acquisitions and license agreements-Amunix” for further information about our Amunix license agreement.

Financial overview

Summary

We have not generated net income from operations, and, at December 31, 2015, we had an accumulated deficit of $193.4 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. Although somavaratan is at a late stage of development, it may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we continue to enroll patients in our VELOCITY, VITAL, and Japan Phase 2/3 clinical trials and prepare for potential commercialization, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our VELOCITY trial, our ongoing Extension Study, our GHD Phase 2/3 registration trial in Japan, and our VITAL and Phase 3 Adult GHD trials.  As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Other income (expense), net

Other income (expense), net is comprised of changes in the fair value of the convertible preferred stock warrant and call option liabilities (which were incurred in historical periods through the completion of our initial public offering in March 2014). In addition, other income (expense), net includes any gains and losses on foreign currency transactions primarily related to third-party contracts with foreign-based contract manufacturing organizations.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Stock-based compensation expense

For the years ended December 31, 2015, 2014 and 2013, stock-based compensation expense was $10.7 million, $4.6 million, and $0.2 million, respectively. As of December 31, 2015, we had approximately $18.2 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.4 years. The intrinsic value of all outstanding stock options as of December 31, 2015 was approximately $15.3 million, of which approximately $9.8 million related to vested options and approximately $5.5 million related to unvested options. We expect to continue to grant equity incentive awards in the future as we continue to expand our number of employees and seek to retain our existing employees, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase. The stock-based compensation expense that we recognized beginning with the first quarter of 2014 and for each quarter thereafter through 2017 reflects our conclusion to calculate that expense based on a deemed fair value of our common stock that is higher than the exercise price of certain stock options granted during the first quarter 2014 prior to our initial public offering.

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

See Note 9 to our audited consolidated financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of employee stock options granted in 2015, 2014, and 2013. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

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

As of December 31, 2015, our total gross deferred tax assets were $43.2 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” occurred from inception through our initial public offering in March 2014. Based on this analysis, management determined that we did experience historical ownership changes of greater than 50% during this period. Therefore, our ability to utilize a portion of our net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to our gross deferred tax asset for our net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. We reviewed our stock ownership since our initial public offering through the year ended December 31, 2015 and concluded no ownership changes occurred which would result in a reduction of our net operating loss or in our research and development credits expiring unused. Although we concluded we have not experienced any further ownership change as of December 31, 2015, we may experience an ownership change, as defined under section 382, as a result of future offerings or other changes in the ownership of our stock. In such event, the amount of net operating losses and research and development credit carryovers useable in any taxable year could be limited and may expire unutilized.

Results of operations

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2015	2014
Operating expenses:
Research and development	$60,025	$32,608	$27,417	84%
General and administrative	22,483	13,505	8,978	66%
Loss from operations	(82,508)	(46,113)	36,395	79%
Interest income	218	132	86	65%
Other income (expense), net	113	(11,532)	(11,645)	NM	(1)
Not loss and comprehensive loss	$(82,177)	$(57,513)	$24,664	43%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $27.4 million, or 84%, from $32.6 million in 2014 to $60.0 million in 2015.  The increase in research and development expense was primarily due to a $15.5 million increase in manufacturing costs to support our ongoing Phase 2 and 3 clinical trials. Additionally, clinical costs increased $9.7 million as a result of the initiation of enrollment in our clinical trials, which commenced in mid-2015, including our global VELOCITY trial, our VITAL Phase 2 trial for adults, and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.  For the years ended December 31, 2015 and 2014, substantially all of our research and development expense related to our somavaratan drug development activity.

Included in the $27.4 million increase in research and development expense was an increase of $5.1 million in compensation and benefit expense related to new hires, from $4.3 million in 2014 to $9.4 million in 2015.  Additionally, stock-based compensation expense increased $1.8 million, from $1.2 million for 2014 to $3.0 million for 2015.

General and administrative expense

General and administrative expense increased $9.0 million, or 66%, from $13.5 million in 2014 to $22.5 million in 2015.  The increase in general and administrative expense was primarily due to additional headcount and related payroll, an increase in stock-based compensation expense of $4.3 million, consulting and professional services expenses incurred during 2015 to support our expanded infrastructure and continued growth.  Additionally, in connection with our CEO transition that occurred in May 2015, we recorded a one-time non-recurring expense of $2.4 million.

Interest income

Interest income increased $0.1 million, from $0.1 million in 2014 to $0.2 million in 2015.  The increase in interest income was primarily due to interest earned on proceeds from our initial and secondary public offerings in March 2014 and January 2015, respectively, which led to higher average cash balances in 2015 compared to 2014.

Other income (expense), net

Other income (expense), net increased $11.6 million, from other expense of $11.5 million in 2014 to $0.1 million of other income in 2015.  This increase was primarily due to a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million as measured immediately prior to the Series D-2 financing completed in February 2014.  Other expense in the year ended December 31, 2014 also includes a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock financings in January and May 2012 as measured immediately prior to the close of our IPO on March 26, 2014. Other income for the year ended December 31, 2015 primarily consists of gains from foreign currency transactions.

Income taxes

As of December 31, 2015, we had net operating loss carryforwards of approximately $91.4 and $95.4.million that may offset future federal and state income taxes, respectively, through 2035. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2015, we recorded a 100% valuation allowance against our deferred tax assets of approximately $43.2 million, as at that time our management believed it was uncertain that they would be fully realized. We have performed an analysis to determine whether an “ownership change” occurred from inception to our initial public offering in March 2014. Based on this analysis, management determined that we did experience historical ownership changes of greater than 50% during this period. Therefore, our ability to utilize a portion of our net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards.  We reviewed our stock ownership since our initial public offering through the year ended December 31, 2015 and concluded no ownership changes occurred which would result in a reduction of our net operating loss or in our research and development credits expiring unused. Although we concluded we have not experienced any further ownership change as of December 31, 2015, we may experience an ownership change, as defined under section 382, as a result of future offerings or other changes in the ownership of our stock.  In such event, the amount of net operating losses and research and development credit carryovers useable in any taxable year could be limited and may expire unutilized.

Comparison of the years ended December 31, 2014 and 2013

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2014	2013
Operating expenses:
Research and development	$32,608	$14,855	$17,753	120%
General and administrative	13,505	4,428	9,077	205%
Loss from operations	(46,113)	(19,283)	26,830	139%
Interest income	132	1	(131)	NM	(1)
Interest expense	—	(128)	(128)	NM	(1)
Other income (expense), net	(11,532)	913	(12,445)	NM	(1)
Not loss and comprehensive loss	$(57,513)	$(18,497)	$39,016	211%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $17.8 million, or 120%, from $14.9 million in 2013 to $32.6 million in 2014. The increase in research and development expense was primarily due to a $12.8 million increase related to manufacturing costs to support our ongoing Extension Study and prepare for our Phase 3 clinical trial. Additionally, clinical costs increased $5.0 million to wrap-up our Phase 2a clinical study, support our ongoing Extension Study, and plan for a Phase 3 study. For the years ended December 31, 2014 and 2013, substantially all of our research and development expense related to somavaratan drug development activity.

Included in the $17.8 million increase in research and development expense was an increase of $2.5 million in compensation and benefit expense related to new hires, from $1.8 million in 2013 to $4.3 million in 2014.  Additionally, stock-based compensation expense increased $1.1 million, from $0.1 million in 2013 to $1.2 million in 2014.

General and administrative expense

General and administrative expense increased $9.1 million, or 205%, from $4.4 million in 2013 to $13.5 million in 2014. The increase in general and administrative expense was primarily due to additional payroll, including stock-based compensation of $3.3 million, consulting, and professional services expenses incurred during 2014 as we prepared for and completed our initial public offering and expanded our infrastructure to support additional public company requirements.

Interest income

Interest income increased $0.1 million, from $0.0 million in 2013 to $0.1 million in 2014. The increase in interest income was primarily due to interest earned on proceeds from our Series E issuance in February 2014 and our initial public offering in March 2014.

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

Liquidity and capital resources

In January 2015, we completed a secondary offering of our common stock, in which we issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and offering expenses.

Since our inception and through December 31, 2015, we have financed our operations primarily through private placements of our equity securities, our initial public offering in March 2014, the secondary public offering in January 2015, and debt financing. At December 31, 2015, we had cash and cash equivalents of $182.1 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any potential additional product candidates.  Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our Extension Study and additional Phase 2 and 3 clinical trials that we have initiated in 2015 or future clinical trials that we may plan to conduct.

If our ongoing Phase 2 and Phase 3 clinical trials for somavaratan are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(69,064)	$(39,653)	$(17,090)
Investing activities	(42)	(772)	(9)
Financing activities	80,609	197,703	29,983
Net increase in cash and cash equivalents	$11,503	$157,278	$12,884

Cash used in operating activities

Net cash used in operating activities was $69.1 million, $39.7 million, and $17.1 million in 2015, 2014 and 2013, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2015 of $69.1 million reflects a net loss of $82.2 million.  Cash used in operating activities in 2015 increased compared to 2014, and increased in 2014 compared to 2013, primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan and due to additional general and administrative expenditures to support our expanded infrastructure.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment, furniture, and leasehold improvements related to our corporate headquarters in Menlo Park, California, of which the lease commenced in May 2014.

Cash provided by financing activities

Net cash provided by financing activities was $80.6 million, $197.7 million, and $30.0 million in 2015, 2014, and 2013, respectively. Net cash provided by financing activities in 2015 resulted primarily from $80.2 million in net proceeds from our secondary public offering.  Net cash provided by financing activities in 2014 resulted primarily from $132.1 million in net proceeds from our initial public offering, and net proceeds of $64.8 million in net proceeds from the issuance of convertible preferred stock.  Cash provided by financing activities in 2013 resulted primarily from $30.0 from the issuance of convertible preferred stock.

As of December 31, 2015, we had cash and cash equivalents of approximately $182.1 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our ongoing pediatric GHD Phase 3 VELOCITY trial, pediatric GHD Phase 2/3 registration trial in Japan, and adult GHD Phase 2 VITAL trial are successful, we will need to raise additional capital in order to further advance somavaratan towards regulatory approval and potential commercialization.

Contractual obligations and commitments

At December 31, 2015, we had lease obligations consisting of an operating lease for our operating facility that commenced in June 2014 for approximately 12,900 square feet and an operating sublease for additional office space that was entered into in December 2015 for approximately 10,100 square feet.

In the table below, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2015, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancellable at December 31, 2015. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

The following table summarizes our contractual obligations, including open payables, as of December 31, 2015:

	Payments due by period
		Less
		than	1 to 3	4 to 5	After 5
	Total	1 year	years	years	years
	(In thousands)
Lease obligations (2)	$2,454	$1,319	$1,135	$—	$—
Manufacturing related commitments	35,588	22,907	11,348	1,333	—
Clinical trial and other related commitments	19,475	10,693	8,693	88	—
Total (1)	$57,517	$34,920	$21,176	$1,421	$—

(1)	Includes cancellable amounts in the aggregate of approximately $52.8 million
(2)	Includes obligations of $1.2 million pursuant to a lease agreement entered into in December 2015, but for which the lease commencement date is January 1, 2016.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of December 31, 2015, we had cash and cash equivalents of $182.1 million consisting of cash and investments in several highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2015.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

As an Emerging Growth Company, as defined under the terms of the JOBS Act of 2012, the Company’s independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to filed our definitive proxy statement for our 2016 annual meeting of shareholders, or the 2016 Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be included in the 2016 Proxy Statement, under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers” “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2015”, “Option Exercises and Shares Vested” and “Compensation of Directors” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be included in the sections labeled “Stock Ownership” and “Equity Compensation Plan Information” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements;

See Index to Consolidated Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II is included on page F-24 of this report. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Versartis, Inc.

Date: March 7, 2016	By:	/s/ Jay P. Shepard
Jay P. Shepard
Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2016	By:	/s/ Joshua T. Brumm
Joshua T. Brumm
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay P. Shepard	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2016
Jay P. Shepard

/s/ Joshua T. Brumm	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2016
Joshua T. Brumm

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 7, 2016
Srinivas Akkaraju, M.D., Ph.D.

/s/ R. Scott Greer	Director	March 7, 2016
R. Scott Greer

/s/ Edmon R. Jennings	Director	March 7, 2016
Edmon R. Jennings

/s/ Shahzad Malik	Director	March 7, 2016
Shahzad Malik

/s/ Anthony Y. Sun, M.D.	Director	March 7, 2016
Anthony Y. Sun, M.D.

/s/ John Varian	Director	March 7, 2016
John Varian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Versartis, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Versartis, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 7, 2016

VERSARTIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$182,069	$170,566
Prepaid expenses and other current assets	2,542	2,398
Total current assets	184,611	172,964
Other assets	327	616
Property and equipment, net	389	714
Total assets	$185,327	$174,294
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,671	$1,259
Accrued liabilities	7,156	5,666
Total liabilities	8,827	6,925
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2015 and December 31, 2014; zero shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized at December 31, 2015 and December 31, 2014; 29,420,247 and 24,245,437 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	369,933	278,626
Accumulated deficit	(193,436)	(111,259)
Total stockholders' equity	176,500	167,369
Total liabilities and stockholders’ equity	$185,327	$174,294

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating expenses
Research and development	$60,025	$32,608	$14,855
General and administrative	22,483	13,505	4,428
Total operating expenses	82,508	46,113	19,283
Loss from operations	(82,508)	(46,113)	(19,283)
Interest income	218	132	1
Interest expense	—	—	(128)
Other income (expense), net	113	(11,532)	913
Net loss and comprehensive loss	(82,177)	(57,513)	(18,497)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(25,559)	—
Net loss attributable to common stockholders	$(82,177)	$(83,072)	$(18,497)
Net loss per basic and diluted share attributable to common stockholders	$(2.84)	$(4.39)	$(41.10)
Weighted-average common shares used to compute basic and diluted net loss per share	28,964	18,922	450

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2013	68,905,247	29,647	133,707	—	507	(35,249)	(34,742)
Issuance of Series B convertible preferred stock on conversion of notes in January 2013	10,195,552	4,588	—	—	—	—	—
Issuance of Series C convertible preferred stock in January and July 2013 at $0.56, net of issuance costs of $335 and convertible preferred stock call option liability of $864	36,444,444	19,301	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock at $0.56 per share in October 2013, net of issuance costs of $209 and convertible preferred stock call option liability of $126	17,777,777	9,665	—	—	—	—	—
Conversion of Series B convertible preferred stock into common stock	(12,674,846)	(5,704)	1,102,160	—	5,704	—	5,704
Issuance of common stock upon exercise of options	—	—	21,444	—	27	—	27
Vesting of options subject to repurchase	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	215	—	215
Net loss	—	—	—	—	—	(18,497)	(18,497)
Balances at December 31, 2013	120,648,174	57,497	1,257,311	—	6,454	(53,746)	(47,292)
Issuance of Series D-2 convertible preferred stock at $0.76 per share in February 2014, net of issuance costs of $23	13,168,291	9,977	—	—	—	—	—
Issuance of Series E convertible preferred stock in February 2014 at $1.13, net of issuance costs of $184	48,758,857	54,816	—	—	—	—	—
Reclassification of warrant liability upon closing of IPO	—	—	—	—	2,752	—	2,752
Reclassification of call option liability upon closing of IPO	—	—	—	—	9,581	—	9,581
Conversion of convertible preferred stock into common stock upon IPO	(182,575,322)	(122,290)	15,876,104	2	122,288	—	122,290
Issuance of common stock upon exercise of warrants	—	—	158,179	—	572	—	572
Issuance of common stock upon IPO, net of issuance costs of $2,620	—	—	6,900,000	—	132,137	—	132,137
Issuance of common stock upon exercise of options	—	—	44,822	—	59	—	59
Issuance of common stock under employee benefit plans	—	—	9,021	—	142	—	142
Beneficial conversion feature related to the issuance of Series E preferred stock	—	(25,559)	—	—	25,559	—	25,559
Deemed dividend related to beneficial conversion feature of Series E preferred stock	—	25,559	—	—	(25,559)	—	(25,559)
Stock-based compensation	—	—	—	—	4,641	—	4,641
Net loss	—	—	—	—	—	(57,513)	(57,513)
Balances at December 31, 2014	—	—	24,245,437	2	278,626	(111,259)	167,369
Issuance of common stock upon secondary offering, net of issuance costs of $866	—	—	4,999,999	1	80,208	—	80,209
Issuance of common stock upon exercise of options	—	—	90,851	—	121	—	121
Issuance of common stock under employee benefit plans	—	—	83,960	—	279	—	279
Stock-based compensation	—	—	—	—	10,699	—	10,699
Net loss	—	—	—	—	—	(82,177)	(82,177)
Balances at December 31, 2015	—	—	29,420,247	3	369,933	(193,436)	176,500

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(82,177)	$(57,513)	$(18,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	194	107	17
Loss on disposition of assets	—	26	—
Stock-based compensation expense	10,699	4,641	215
Amortization of debt discount	—	—	121
Non-cash interest expense	—	—	7
Remeasurement of convertible preferred stock call option liability	—	9,560	(969)
Remeasurement of convertible preferred stock warrant liability	—	2,279	41
Changes in assets and liabilities
Prepaid expenses and other assets	317	(1,695)	383
Accounts payable	413	944	(675)
Accrued liabilities and other liabilities	1,490	1,998	2,267
Net cash (used in) operating activities	(69,064)	(39,653)	(17,090)
Cash flows from investing activities
Purchase of property and equipment	—	(827)	(9)
Security deposit for facility lease	(42)	55	—
Net cash used in investing activities	(42)	(772)	(9)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs		132,137	—
Proceeds from issuance of common stock in secondary public offering, net of issuance costs	80,209	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	64,793	29,956
Proceeds from exercise of convertible preferred stock warrants	—	572	—
Proceeds from issuance of common stock in connection with employee benefit plans	400	201	27
Net cash provided by financing activities	80,609	197,703	29,983
Net increase in cash and cash equivalents	11,503	157,278	12,884
Cash and cash equivalents at beginning of period	170,566	13,288	404
Cash and cash equivalents at end of period	$182,069	$170,566	$13,288
Supplemental disclosure
Supplemental disclosure of noncash items
Conversion of notes payable and accrued interest to preferred stock	$—	$—	$4,588
Conversion of preferred stock call option liability to additional paid in capital	—	$9,581	$—
Conversion of preferred stock warrant liability to additional paid in capital	$—	$2,752	$—
Conversion of preferred stock to common stock and additional paid in capital	—	$122,290	$—
Issuance of call options related to convertible preferred stock	$—	$—	$1,116

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Versartis, Inc., (the “Company”) was incorporated on December 10, 2008 in the State of Delaware. The Company is an endocrine-focused biopharmaceutical company initially developing long-acting recombinant human growth hormone for the treatment of growth hormone deficiency. The Company is developing drug candidates that it has licensed from Amunix Operating, Inc. (“Amunix”).

The Company’s headquarters and operations are in Menlo Park, California. Since incorporation, the Company has been primarily performing research and development activities, including early and late stage clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support and expand these activities.

Initial and Secondary Public Offerings

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

The accompanying consolidated financial statements are consolidated for the year ended December 31, 2015 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, and Versartis GmbH, incorporated in 2015. The consolidated financial statements for the year ended December 31, 2014 include the accounts of Versartis, Inc. and its wholly-owned subsidiary, Versartis Cayman Holdings Company. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations, with the exception of Versartis GmbH, which utilizes the euro. The accompanying financial statements for the year ended December 31, 2013 include only the accounts of Versartis, Inc.

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2015, the Company had an accumulated deficit of $193.4 million and working capital of $175.8 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently in January 2015, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States of America.

Reverse Stock Split

On March 6, 2014, the Company effected a 1-for-11.5 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock share and per share amounts included in the accompanying consolidated financial statements have been retrospectively adjusted to reflect this reverse stock split for all periods presented, and the conversion ratio of the preferred stock was adjusted accordingly.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at several financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014 the Company’s cash and cash equivalents were primarily held in multiple institutions within the United States and include deposits in money market funds which were unrestricted as to withdrawal or use.  Included in cash and cash equivalents at December 31, 2014 was approximately $0.1 million of restricted cash held by a bank as security for the Company’s credit cards.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets during the years ended December 31, 2015, 2014, and 2013.

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

The Company’s financial instruments consist of Level I assets as of December 31, 2015 and 2014.  Level I securities is comprised of highly liquid money market funds with readily available quoted prices in active markets.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes payable, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2015, 2014 and 2013, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

In February 2016, the FASB issued Accounting Standard Update (ASU) 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Topic 842 retains a distinction between finance leases and operating leases.

The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of adoption and will apply the guidance and disclosure provisions of the new standard upon adoption.

In June 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, or ASU 2014-10, which eliminates the definition of a development stage entity, the development stage presentation and disclosure requirements under ASC 915, Development Stage Entities, and amends provisions of existing variable interest entity guidance under ASC 810, Consolidation. As a result of the changes, the financial statements of entities which meet the former definition of a development stage entity will no longer: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, Risks and Uncertainties that apply to companies that have not commenced planned principal operations. Finally, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities.

Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public companies and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has adopted ASU 2014-10, effective January 1, 2015, but there was no impact on its financial position, results of operations or cash flows

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company will apply the guidance and disclosure provisions of the new standard upon adoption in its first quarter of 2017.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2015	2014
Preclinical and clinical	$1,770	$2,216
Other	772	182
Total	$2,542	$2,398

Property and equipment, net (in thousands)

	December 31,
	2015	2014
Equipment and furniture	$575	$706
Buildings, leasehold and building improvements	132	132
	707	838
Less: Accumulated depreciation and amortization	(318)	(124)
Property and equipment, net	$389	$714

Accrued liabilities (in thousands)

	December 31,
	2015	2014
Payroll and related	$2,296	$1,737
Preclinical and clinical	4,376	3,259
Professional services	69	411
Other	415	259
Total	$7,156	$5,666

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$132,647	$132,647	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$160,125	$160,125	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2015 or 2014.

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

5. Convertible Notes Payable

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

In January 2013, the holders of the 2012 Notes converted principal of $4.5 million and $88,000 of accrued interest, into 10,195,552 shares of Series B preferred convertible stock at a price of $0.45 per share.

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

7. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.3 million as of December 31, 2015.

In December 2015, the Company entered into an operating sublease agreement to lease additional office space in Menlo Park for a period of twenty-four months.  The lease commencement date is January 1, 2016 and the total obligation of approximately $1.2 million has been excluded from the table below.

Rent expense was $763,000, $520,000, and $241,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, the aggregate future minimum lease payments under the noncancellable operating lease arrangements are as follows (in thousands):

Year Ended December 31, 2015
2016	$773
2017	524
2018	—
2019	—
2020	—
Thereafter	—
$1,297

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

In the normal course of business, the Company enters into various firm purchase commitments related to certain preclinical and clinical studies. At December 31, 2015 the noncancellable portion of these commitments, in aggregate, totaled approximately $2.2 million and is expected to be paid within the next fiscal year.

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

As of December 31, 2015 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2015.

8. Common Stock

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

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2015	2014
Issuance of equity based awards under stock plan	1,350,543	991,401
Issuance upon exercise of options under stock plan	3,240,969	2,723,366
Issuance of restricted stock units under stock plan	254,067	185,514
Total	4,845,579	3,900,281

In January 2015, the Company completed a secondary public offering of common stock, pursuant to which the Company issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their over-allotment option, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

9. Stock Based Awards

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

Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2014 Plan after the initial public offering is approximately 4.1 million, which includes options outstanding under the 2009 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4.5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2014 Plan is 12,000,000.

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

As of December 31, 2015, a total of 1,350,543 shares of common stock are available for future grant under the 2014 Plan.

Activity under the Company’s stock option plans is set forth below:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Shares		Average	Contractual	Intrinsic
	Available	Number of	Exercise	Life	Value
	for Grant	Shares	Price	(in years)	(in thousands)
Balance at January 1, 2014	9,533	1,403,655	$1.90
Additional shares authorized	2,531,915	—	—
Options granted	(1,471,142)	1,471,142	18.68
Restricted stock units granted	(185,514)
Options exercised	—	(44,822)	1.32
Options cancelled	106,609	(106,609)	18.43
Balances, December 31, 2014	991,401	2,723,366	$10.33
Additional shares authorized	1,091,045	—	—
Options granted	(664,100)	664,100	15.34
Restricted stock units granted	(123,450)	—	—
Options exercised	—	(90,851)	1.34
Options cancelled	55,647	(55,647)	15.68
Balances, December 31, 2015	1,350,543	3,240,969	$11.51	8.1	$15,306
Vested and expected to vest as of December 31, 2015	—	3,131,822	$11.39	8.0	$15,056
Exercisable as of December 31, 2015	—	1,360,952	$8.02	7.3	$9,754

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013, was $1.4 million, $0.8 million, and zero, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested as of December 31, 2015:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted Average		Weighted Average
		Remaining		Remaining
Range of	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life (in Years)	Outstanding	Life (in Years)
$1.27-$1.61	678,905	6.6	533,010	6.6
2.53-8.17	1,074,463	7.8	535,847	7.8
10.59-18.67	656,850	9.4	10,969	9.4
18.72-31.96	820,751	8.5	277,376	8.5
34.00	10,000	8.5	3,750	9.5
	3,240,969		1,360,952

Stock Options Granted to Employees

During the years ended December 31, 2015, 2014, and 2013 the Company granted stock options to employees to purchase shares of common stock with a weighted-average grant date fair value of $10.62, $16.90, and $1.60 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of December 31, 2015, total unrecognized employee stock-based compensation was $18.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.4 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	79.7%	84.9%	89.1%
Risk-free interest rate	1.7%	1.9%	1.7%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.0	6.1	6.1

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

Stock-based compensation expense, net of estimate forfeitures, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating Expenses
Research and development	$3,032	$1,230	$124
General and administrative	7,667	3,411	91
Total	$10,699	$4,641	$215

In May 2015, the Company’s co-founder and then CEO, Jeff Cleland, resigned as President and CEO and as a member of the Company’s Board of Directors.  As part of the Separation and Consulting Agreement entered into between the Company and Dr. Cleland, the Company incurred $2.4 million of additional separation related costs, of which $2.0 million was calculated as the full fair value of Dr. Cleland’s unexercised vested stock options as well as his unvested stock options expected to vest over the 12 month term of his consulting agreement.  The remaining $0.4 million of incremental payroll costs incurred during the three months ended June 30, 2015 related to a one-time cash severance payment associated with the Company’s CEO transition.

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

The Company estimated the fair value of our employees’ stock purchase rights under the ESPP using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Expected volatility	72.1%	54.9%
Risk-free interest rate	0.26%	0.06%
Dividend yield	0.0%	0.0%
Expected life (in years)	0.5	0.5

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $1.6 million, $0.5 million and zero in compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively.  As all of the restricted stock vests through 2016 and beyond, the Company will continue to recognize stock based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in 2014 vest, the Company will recognize approximately $2.9 million in compensation expense over a weighted average remaining period of 2.6 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

A summary of the Company’s restricted stock activity is presented in the following tables:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Units
Unvested at December 31, 2014	185,514	$26.77
Granted	123,450	15.09
Vested	(48,890)	26.73
Forfeited/canceled	(6,007)	27.10
Unvested at December 31, 2015	254,067	$21.11

10. Related Party Transactions

Since inception the Company has entered into multiple agreements with Amunix which (i) with its affiliates, had owned approximately 10% of the Company’s preferred stock outstanding at December 31, 2013, and (ii) was represented on the Company’s Board of Directors prior to the Company’s initial public offering in March 2014. Since the initial public offering, Amunix has reduced its ownership percentage, which as of December 31, 2015, is less than 5% of the Company’s outstanding common stock.  These agreements between the Company and Amunix include the following:

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

The aggregate amount of operating expenses (included both within research and development and general and administrative in the consolidated statements of operations) were $0.8 million, $0.8 million and $0.3 million during the years ended December 31, 2015, 2014, and 2013, respectively.  Amounts due to Amunix as of December 31, 2015 and December 31, 2014 were $0.1 million and $0.2 million, respectively.

11. Income Taxes

There is no provision for federal income taxes in 2015, 2014, and 2013, respectively.

	December 31,
	2015	2014	2013
United States	$(17,671)	$(49,850)	$(18,497)
Foreign	(64,506)	(7,663)	—
Income (loss) before income taxes	$(82,177)	$(57,513)	$(18,497)

Income tax expense in 2015, 2014, and 2013 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2015	2014	2013
Federal tax benefit at statutory rate	34%	34%	34%
State tax benefit net of federal effect	—	—	—
Change in valuation allowance	(8)%	(23)%	(42)%
Research and development credits	2%	2%	9%
Non-deductible warrant	—	(7)%	—
Foreign loss not benefitted	(27)%	(5)%	—
Non-deductible expenses and other	(2)%	(1)%	(1)%
Total	0%	0%	0%

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carry forwards	$33,684	$32,143
Research and development tax credits	4,982	2,776
Accruals and reserves	4,465	1,693
Depreciation and amortization	42	33
Total deferred tax assets	43,173	36,645
Less: Valuation allowance	(43,173)	(36,645)
Net deferred tax assets	$—	$—

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

The valuation allowance increased by approximately $6.5 million and $12.7 million in 2015 and 2014, respectively.

At December 31, 2015, the Company has net operating loss carryforwards for federal income tax purposes of approximately $91.4 million and federal research and development tax credits of approximately $864,000, which begin to expire in 2029. The Company also has net operating loss carryforwards for state income tax purposes of approximately $95.4 million, which begin to expire in 2029, and state research and development tax credits of approximately $1,016,000 which have no expiration date. Additionally, the Company has an Orphan Drug Credit of approximately $3.9 million for federal income tax purposes, which begins to expire in 2033.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2015, the portion of the federal and state net operating losses related to stock option benefits was approximately $1.8 million.

Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception to the Company’s initial public offering in March 2014. Based on this analysis, management determined that the Company did experience historical ownership changes of greater than 50% during this period. Therefore, the utilization of a portion of the Company’s net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to the Company’s gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance.  The Company reviewed its stock ownership since the initial public offering through the year ended December 31, 2015 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. Although the Company concluded that it did not experience any further ownership change as of December 31, 2015, the Company may experience an ownership change, as defined under section 382, as a result of future offerings or other changes in the ownership of our stock.  In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryforwards useable in any taxable year could be limited and may expire unutilized.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2015, 2014, and 2013, the Company’s reserve for unrecognized tax benefits is approximately $4,061,000, $332,000, and $287,000, respectively. Due to the full valuation allowance at December 31, 2015, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statute is open for all tax years from inception, that is, for the period from December 10, 2008 (date of inception) to December 31, 2015 and forward for federal and state tax purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2013	$73
Increases of unrecognized tax benefits taken in prior years	31
Increases of unrecognized tax benefits related to current year	183
Balance at December 31, 2013	$287
Decreases based on tax positions taken during a prior period	(102)
Increases based on tax positions taken during a current period	147
Balance at December 31, 2014	$332
Increases based on tax positions taken during a prior period	3,562
Increases based on tax positions taken during a current period	167
Balance at December 31, 2015	$4,061

All tax years remain open for examination by federal and state tax authorities.

12. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.

13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	December 31,
	2015	2014	2013
Net loss attributable to common stockholders - basic and diluted	$(82,177)	$(83,072)	$(18,497)
Weighted-average shares used to compute basic and diluted net loss per share	28,964	18,922	450
Basic and diluted net loss per common share	$(2.84)	$(4.39)	$(41.10)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2015, 2014, and 2013, diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	10,491,140
Warrants to purchase convertible preferred stock (1)	—	—	173,912
Options to purchase common stock	3,240,969	2,723,366	1,403,655
Restricted stock units	254,067	185,514	—

(1)	Assumes exercise of warrants to purchase convertible preferred stock at $5.17 per share.

14. Subsequent Event

In January 2016, the Company issued approximately 1,154,000 options to purchase common stock and restricted stock units in the aggregate in connection with its employee benefit plans.

15. Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Consolidated Statement of operations data:
Operating expenses
Research and development	$17,100	$11,940	$15,400	$15,586
General and administrative	5,181	7,556	5,124	4,622
Total operating expenses	22,281	19,496	20,524	20,208
Loss from operations	(22,281)	(19,496)	(20,524)	(20,208)
Interest income	49	65	54	51
Other income (expense), net	226	(236)	91	32
Net loss and comprehensive loss	(22,006)	(19,667)	(20,379)	(20,125)

Net loss attributable to common stockholders	$(22,006)	$(19,667)	$(20,379)	$(20,125)
Net loss per basic and diluted share attributable to common stockholders	$(0.79)	$(0.67)	$(0.69)	$(0.69)
Weighted-average common shares used to compute basic and diluted net loss per share	27,810	29,293	29,354	29,379

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Consolidated Statement of operations data:
Operating expenses
Research and development	$4,869	$5,622	$10,515	$11,602
General and administrative	2,714	2,877	3,577	4,338
Total operating expenses	7,583	8,499	14,092	15,940
Loss from operations	(7,583)	(8,499)	(14,092)	(15,940)
Interest income	—	40	50	43
Interest expense	—	—	—	—
Other income (expense), net (1)	(11,843)	(141)	208	244
Net loss and comprehensive loss	(19,426)	(8,600)	(13,834)	(15,653)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (2)	(25,559)	—	—	—

Net loss attributable to common stockholders	$(44,985)	$(8,600)	$(13,834)	$(15,653)
Net loss per basic and diluted share attributable to common stockholders	$(16.13)	$(0.36)	$(0.57)	$(0.65)
Weighted-average common shares used to compute basic and diluted net loss per share	2,788	24,195	24,195	24,215

(1)

The first quarter of 2014 includes a change in the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing of approximately $9.6 million and a $2.3 million change in the fair value of the warrant liability associated with the Series B convertible preferred stock.

(2)

The first quarter of 2014 also includes a deemed dividend of approximately $25.6 million, which reflected a beneficial conversion feature on the underlying Series E preferred stock, in connection with the closing of the IPO on March 26, 2014.

VERSARTIS, INC.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

	Balance at
	beginning of	Additions/charged		Balance at
	period	to expense	Deductions	end of period
Year ended December 31, 2015
Valuation allowances for deferred tax assets	$36,645	$6,528	$—	$43,173
Year ended December 31, 2014
Valuation allowances for deferred tax assets	$23,964	$12,681	$—	$36,645
Year ended December 31, 2013
Valuation allowances for deferred tax assets	$14,852	$9,112	$—	$23,964

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Stock Certificate. (3)

10.1	Fourth Amended and Restated Investors’ Right Agreement by and among the Company and the parties thereto, dated as of February 14, 2014. (4)

10.2	Lease by and between the Company and CA-Shorebreeze Limited Partnership, dated as of August 31, 2011. (5)

10.3*	2009 Stock Plan, as amended.(6)

10.4*	Form of Notice of Stock Option Grant and Incentive Stock Option Agreement under 2009 Stock Plan. (7)

10.5*	Form of Notice of Stock Option Grant and Non-Statutory Stock Option Agreement under 2009 Stock Plan. (8)

10.6*	2014 Equity Incentive Plan. (9)

10.7*	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement. (10)

10.8*	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (11)

10.9*	Change in Control Severance Plan. (12)

10.10*	2014 Employee Stock Purchase Plan. (13)

10.11*	Form of Indemnification Agreement by and between the Company and each of its directors and officers. (14)

10.12†	Technology Transfer and Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, dated as of October 23, 2012. (15)

10.13†	Amendment No. 1 to the Technology Transfer, Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, effective as of October 1, 2013. (16)

10.14†	Assignment of Technology Transfer and Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, effective as of January 1, 2014. (17)

10.15†	Services Agreement by and between the Company and Amunix Operating Inc., dated as of March 18, 2013. (18)

10.16†	Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of December 30, 2010. (19)

10.17†	Letter Agreement by and between the Company and Amunix Operating, Inc., dated as of February 3, 2011. (20)

10.18†	Amendment No. 1 to the Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of January 7, 2013. (21)

10.19	Amendment No. 2 to Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of February 25, 2014. (22)

10.20*	Offer letter between the Company and Jeffrey L. Cleland, Ph.D., dated as of December 20, 2010. (23)

10.21*	Offer letter between the Company and Joshua T. Brumm, dated as of November 8, 2013. (24)

10.22*	Amended and restated offer letter between the Company and Paul Westberg, dated as of February 10, 2011. (25)

10.23	Office Lease by and between the Company and Kilroy Realty, L.P., dated as of February 27, 2014. (26)

10.24	Non-employee Director Compensation Policy, adopted by the Board of Directors March 3, 2014, as amended May 21, 2015. (27)

Exhibit Number	Description

10.25	Separation and Consulting Agreement with Jeffrey L. Cleland, dated May 6, 2015. (28)
10.26	Offer letter between the Company and Jay Shepard dated as of May 12, 2015. (29)
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Registrant has been granted confidential treatment for certain portions of this agreement. The omitted portions have been filed separately with the SEC.
*	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to the same numbered exhibit of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on March 26, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(3)

Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 001-36361), for the quarterly period ended March 31, 2014, as filed with the SEC on May 14, 2014.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(7)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(9)	Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(10)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-194949), as filed with the SEC on April 1, 2014.
(11)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on April 17, 2014.
(12)	Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 10, 2014.
(13)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(14)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.

(15)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 19, 2014.
(16)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 19, 2014.
(17)	Incorporated herein by reference to Exhibit 10.13 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(18)	Incorporated herein by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(19)	Incorporated herein by reference to Exhibit 10.15 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(20)	Incorporated herein by reference to Exhibit 10.16 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(21)	Incorporated herein by reference to Exhibit 10.17 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(22)	Incorporated herein by reference to Exhibit 10.21 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014.
(23)	Incorporated herein by reference to Exhibit 10.18 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(24)	Incorporated herein by reference to Exhibit 10.19 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(25)	Incorporated herein by reference to Exhibit 10.20 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(26)	Incorporated herein by reference to Exhibit 10.22 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014.
(27)	Incorporated herein by reference to Exhibit 10.5 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(28)	Incorporated herein by reference to Exhibit 10.6 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(29)	Incorporated herein by reference to Exhibit 10.7 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.