Form 10-Q
period 2016-03-31
Versartis, Inc.
filed 2016-05-04
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 29,428,913 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$160,933	$182,069
Prepaid expenses	2,527	2,542
Other current assets	338	—
Total current assets	163,798	184,611
Other assets	326	327
Property and equipment, net	427	389
Total assets	$164,551	$185,327
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,379	$1,671
Accrued liabilities	8,469	7,156
Total liabilities	9,848	8,827
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; 29,422,247 and 29,420,247 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	372,305	369,933
Accumulated other comprehensive income	62	—
Accumulated deficit	(217,667)	(193,436)
Total stockholders' equity	154,703	176,500
Total liabilities and stockholders’ equity	$164,551	$185,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Operating expenses
Research and development	$18,191	$17,100
General and administrative	5,915	5,181
Total operating expenses	24,106	22,281
Loss from operations	(24,106)	(22,281)
Interest income	105	49
Other income (expense), net	(230)	226
Net loss	$(24,231)	$(22,006)
Net loss per share - basic and diluted	$(0.82)	$(0.79)
Weighted-average common shares used to compute basic and diluted net loss per share	29,422	27,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(24,231)	$(22,006)
Other comprehensive income:
Cumulative foreign currency translation adjustment	9	—
Unrealized gain on cash flow hedge	53	—
Comprehensive loss	$(24,169)	(22,006)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(24,231)	$(22,006)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	53	54
Stock-based compensation expense	2,363	1,988
Changes in assets and liabilities
Prepaid expenses and other assets	(255)	(1,456)
Accounts payable	(293)	(657)
Accrued liabilities and other liabilities	1,314	1,553
Net cash used in operating activities	(21,049)	(20,524)
Cash flows from investing activities
Purchase of property and equipment	(90)	(5)
Net cash used in investing activities	(90)	(5)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	80,208
Proceeds from issuance of common stock in connection with employee benefit plans	3	16
Net cash provided by financing activities	3	80,224
Net increase (decrease) in cash and cash equivalents	(21,136)	59,695
Cash and cash equivalents at beginning of period	182,069	170,566
Cash and cash equivalents at end of period	$160,933	$230,261

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

The Company’s headquarters and operations are in Menlo Park, California. Since incorporation, the Company has been primarily performing research and development activities, including clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support and expand these activities.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2016, and its results of operations for the three months ended March 31, 2016, and 2015, and cash flows for the three months ended March 31, 2016, and 2015.  The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed on March 8, 2016 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial statements are consolidated for the three months ended March 31, 2016 and as of December 31, 2015 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations, with the exception of Versartis GmbH, which utilizes the euro.

As of March 31, 2016, the Company had cash and cash equivalents balance of $160.9 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on its existing business plan. If the Company’s potential Phase 3 clinical trials are successful, it will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization. Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2016, the Company had an accumulated deficit of $217.7 million and working capital of $153.9 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently in January 2015, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

The Company enters into forward foreign currency contracts that expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Derivative Financial Instruments

The Company engages in transactions denominated in foreign currencies and, as a result, is exposed to changes in foreign currency exchange rates. To manage the volatility resulting from fluctuating foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts.

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in other comprehensive income (expense).

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015 the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and include deposits in money market funds which were unrestricted as to withdrawal or use.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2016 or December 31, 2015.

Fair Value of Financial Instruments

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

The Company’s foreign currency derivative contract has a maturity over a 12-month time horizon and is with a counterparty that has a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Operating Expenses
Research and development	$584	$604
General and administrative	1,779	1,384
Total	$2,363	$1,988

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources.  Specifically, the Company includes cumulative foreign currency translation adjustments and net unrealized gains and losses on effective cash flow hedges.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and shares issued under our Employee Stock Purchase Plan are considered to be potentially dilutive securities. Because the Company has reported a net loss for all of the periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements.

The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	March 31,	December 31,
	2016	2015
Preclinical and clinical (1)	$1,529	$1,770
Other	998	772
Total	$2,527	$2,542

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2016	2015
Payroll and related	$1,644	$2,296
Preclinical and clinical	6,095	4,376
Professional services	336	69
Other	394	415
Total	$8,469	$7,156

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2016
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$142,096	$142,096	$—	$—
Foreign currency derivative contracts	53	53	—	—
	$142,149	$142,149	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$132,647	$132,647		$—
Foreign currency derivative contracts	—	—	—	—
	$132,647	$132,647	$—	$—

5. Derivative Financial Instruments

The Company’s operations in foreign countries expose it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, the Company hedges a portion of its foreign currency exposures related to certain forecasted operating expenses using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major financial institutions and closely monitoring current market conditions, the Company seeks to limit its counterparty risk to these contracts. Therefore, the Company’s overall risk of loss in the event of a counterparty default is exposed to the currency risk.  The Company does not enter into derivative contracts for trading or speculative purposes.

The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted operating expenses that are denominated in a non-functional currency. The derivative instruments the Company uses to hedge this exposure are designated as cash flow hedges and have maturity dates of 12 months or less. Upon executing a hedging contract and quarterly thereafter, the Company assesses both retrospective and prospective hedge effectiveness using regression analysis to assert the hedge is highly effective at offsetting changes in cash flow.  The Company includes time value in its effectiveness assessment and recognizes any ineffectiveness in other income (expense). The effective component of the Company’s hedge is recorded in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the deferred gains or losses are reclassified into research and development expenses, which corresponds to the Company’s contract manufacturing supplier payments. Substantially all of the gains and losses related to the hedged forecasted transaction reported in accumulated other comprehensive income at March 31, 2016 are expected to be reclassified to research and development expenses within the next 12 months.

The cash flow effects of the Company’s derivative contracts for the three months ended March 31, 2016 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The Company had notional amounts outstanding on foreign currency exchange contracts of 3.2 million euros at March 31, 2016 and none outstanding at December 31, 2015.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

While all of the Company’s derivative contracts allow it the right to offset assets or liabilities, the Company has presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, the Company allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  The Company does not have any credit contingent features associated with its derivatives.

The following table summarizes the classification and fair values of derivative instruments on the Company’s condensed consolidated balance sheets included within other current assets at March 31, 2016 (none outstanding at December 31, 2015) (in thousands):

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$53	Other accrued liabilities	$—
Total derivatives		$53		$—

The following table summarizes the effect of our foreign currency exchange contracts on the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Derivatives designated as hedges:
Gains recognized in accumulated OCI (effective portion)	$53	$—
Gains (losses) reclassified from accumulated OCI into operating expenses (effective portion)	$—	$—
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$—	$—
Derivatives not designated as hedges:
Gains recognized in other income (expense), net	$—	$—

From time to time, the Company may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on its condensed consolidated statements of operations. The Company did not record any amounts in other income (expense), net for the three months ended March 31, 2016 as a result of the discontinuance of cash flow hedges.

As of March 31, 2016, the Company held one derivative contract related to a foreign currency exchange contract and the derivative was in an asset position at the end of the period.

6. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $1.0 million as of March 31, 2016.

In December 2015, the Company entered into an operating sublease agreement to lease 10,891 square feet of additional office space in Menlo Park for a period of twenty-four months.  The sublease date began January 1, 2016 and the total obligation under this sublease for the Company is approximately $1.1 million as of March 31, 2016.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

As of March 31, 2016, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,551,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of March 31, 2016, approximately 4,614,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of  150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of March 31, 2016, the Company has issued approximately 55,000 shares of common stock under the ESPP.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(24,231)	$(22,006)
Weighted-average shares used to compute basic and diluted net loss per share	29,422	27,810
Basic and diluted net loss per common share	$(0.82)	$(0.79)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss per common share by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	March 31,
	2016	2015
Options to purchase common stock	4,089,220	2,761,967
Restricted stock units	524,397	185,514

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2015, included in our annual report on Form 10-K filed on March 8, 2016 with the U.S. Securities and Exchange Commission (SEC).

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor adherence, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3 billion in 2014. Based on market research, we believe that the market for rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.  Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving adherence and, therefore, treatment outcomes. Accordingly, we believe somavaratan may take significant market share. Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, and have analyzed two year safety, efficacy and adherence data from our ongoing Extension Study.  We have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial.  We have been enrolling participants into the VELOCITY trial at U.S., Canadian and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015. In the first half of 2015, we received feedback from the FDA and the EMA on our development plan in adult GHD and as a result we are conducting a Phase 2 trial prior to a potential Phase 3 for this population.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015 and enrollment is complete. We may develop somavaratan for additional growth disorders, such as idiopathic short stature, or ISS, small for gestational age, or SGA, and Turner Syndrome, which together accounted for approximately 20% of the global rhGH market in 2014.  We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in the United States and Canada, and potentially other geographies.

Somavaratan is a fusion protein consisting of rhGH and a proprietary half-life extension technology known as XTEN®, which we in-licensed from Amunix Operating, Inc., or Amunix. Amunix has granted us an exclusive license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products, including somavaratan. Once we start commercializing a licensed product, we will owe to Amunix a royalty on net sales of the licensed products until the later of the expiration of all licensed patents or ten years from the first commercial sale in the relevant country. The royalty payable is one percent of net sales for the first two marketed products, but higher single-digit royalties are payable if we market additional products, or if we substitute one marketed product for another. If we elect to substitute one marketed product for another, in addition to royalties, we would also be required to make milestone and other payments totaling up to $40 million per marketed product.

Financial overview

Summary

We have not generated net income from operations, and, at March 31, 2016, we had an accumulated deficit of $217.7 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our VELOCITY trial, our ongoing Extension Study, our GHD Phase 2/3 registration trial in Japan, and our VITAL and potential Phase 3 Adult GHD trials.  As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Other income (expense), net

Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions related to third-party contracts with foreign-based contract manufacturing organizations.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 8, 2016 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2016	2015
Operating expenses:
Research and development	$18,191	$17,100	$1,091	6%
General and administrative	5,915	5,181	734	14%
Loss from operations	(24,106)	(22,281)	1,825	8%
Interest income	105	49	56	114%
Other income (expense), net	(230)	226	(456)	-202%
Net loss	$(24,231)	$(22,006)	$2,225	10%

Research and development expense

Research and development expense increased $1.1 million, or 6%, to $18.2 million for the three months ended March 31, 2016 from $17.1 million for the same period in 2015.  The increase in research and development expense was primarily due to an increase in manufacturing and clinical costs to support our ongoing global VELOCITY pediatric trial, VITAL Phase 2 trial for adults and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.  For the three months ended March 31, 2016 and 2015, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $0.7 million, or 14%, to $5.9 million for the three months ended March 31, 2016 from $5.2 million for the same period in 2015. The increase in general and administrative expense was primarily due to additional fees related to consulting and professional services as we support our continued growth.

Other income (expense), net

Other income (expense), net decreased $0.4 million to $0.2 million of other expense for the three months ended March 31, 2016 from other income of $0.2 million for the same period in 2015. This decrease was primarily due to losses from foreign currency transactions.

Liquidity and capital resources

Since our inception, we have financed our operations through private placements of our equity securities, debt financing and, more recently, our initial public offering in 2014 and our secondary offering in January 2015. At March 31, 2016, we had cash and cash equivalents of $160.9 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our Phase 2a clinical trial and we expect to continue to incur substantial expenses in connection with our Extension Study, the VELOCITY and VITAL trial, and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(21,049)	$(20,524)
Investing activities	(90)	(5)
Financing Activities	3	80,224
Net increase (decrease) in cash and cash equivalents	$(21,136)	$59,695

Cash used in operating activities

Net cash used in operating activities was $21.0 million and $20.5 million in the three months ended March 31, 2016 and 2015, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2016 increased compared to 2015 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan related to our manufacturing and clinical costs and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in furniture, equipment and leasehold improvements made for additional office space in Menlo Park, California, which commenced in January 2016.

Cash provided by financing activities

Net cash provided by financing activities was immaterial in the three months ended March 31, 2016, compared to $80.2 million in the same period of 2015. Cash provided by financing activities for 2016 and 2015 consisted of net proceeds from the exercise of employee stock options in 2016 and primarily of the proceeds from our follow-on offering in 2015.

As of March 31, 2016, we had cash and cash equivalents of approximately $160.9 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2016, we had cash and cash equivalents of $160.9 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign Currency Market Risk

Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial for somavaratan in early 2015. We also initiated a Phase 2/3 pediatric GHD clinical trial of somavaratan in Japan in April 2015 and initiated a Phase 2 adult GHD clinical trial, the VITAL trial, of somavaratan in September 2015, and enrollment is complete. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize somavaratan in a timely manner.

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

Somavaratan utilizes the same rhGH amino acid sequence as in currently approved rhGH products, but combined with sequences of hydrophilic amino acids genetically fused to the rhGH protein to extend its half-life. This proprietary in-licensed half-life extension technology, XTEN, has been used in somavaratan to potentially enable less frequent administration of rhGH. We have limited clinical data on product candidates utilizing XTEN technology indicating whether they are safe or effective for long-term treatment in humans. The long term safety and efficacy of the XTEN technology and the extended half-life and exposure profile of somavaratan compared to currently approved rhGH products is unknown, and it is possible it may increase the risk of unforeseen reactions to somavaratan following extended treatment relative to other currently approved rhGH products. Elevated levels of rhGH and insulin-like growth factor-I, or IGF-1, together can lead to acromegaly, a rare disease that occurs when the body produces excess growth hormone, leading to an increase in the size of bones and organs and which can result in disfigurement and other complications, with an associated increased cancer risk. It is unknown whether long-term repeated administration of somavaratan could result in an increased immune response to rhGH, leading to a loss of efficacy or potential safety issues. If extended treatment with somavaratan in our ongoing or future clinical trials results in any concerns about its safety or efficacy, we may be unable to successfully develop or commercialize somavaratan.

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

As an organization, we have never conducted a Phase 3 clinical trial or submitted a BLA before, and may be unsuccessful in doing so for somavaratan.

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

In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies that are in various stages of clinical development by companies both already participating in the rhGH market as well as potential new entrants, principally Aileron Therapeutics, Althea, Ambrx, Ascendis, Bioton S.A., Critical Pharmaceuticals, Dong-A, GeneScience, Hanmi, LG Life Science, OPKO Health, Inc. (in collaboration with Pfizer, Inc.) and all of the existing global and regional rhGH franchises.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2016, we had an accumulated deficit of $217.7 million.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2016, we had approximately $160.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

As of April 29, 2016, we had 48 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. For example, Novo Nordisk A/S filed oppositions to two issued European patents relating to the XTEN technology. One of the oppositions resulted in an adverse preliminary finding by the European Patent Office that is currently under appeal.  The patent remains in effect until complete adjudication of the appeal, which is a multi-year process.  An adverse final determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we hold material service agreements with certain parties, including Amunix, and disagreements may therefore arise as to the ownership of any intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through April 29, 2016 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of April 29, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 76% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014
3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014
4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014
10.1*	Non-Employee Director Compensation Policy, as amended
10.2*	Offer letter with Shane Ward, dated March 6, 2015
10.3*	Offer letter with Colin Hislop, dated February 18, 2016
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

VERSARTIS, INC.
(Registrant)

Date: May 3, 2016	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2016	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)