Form 10-Q
period 2016-06-30
Versartis, Inc.
filed 2016-08-03
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 29,541,214 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$137,497	$182,069
Prepaid expenses	5,559	2,542
Other current assets	136	—
Total current assets	143,192	184,611
Other assets	611	327
Property and equipment, net	373	389
Total assets	$144,176	$185,327
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$732	$1,671
Accrued liabilities	7,703	7,156
Total liabilities	8,435	8,827
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; 29,541,214 and 29,420,247 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	375,729	369,933
Accumulated other comprehensive loss	(206)	—
Accumulated deficit	(239,785)	(193,436)
Total stockholders' equity	135,741	176,500
Total liabilities and stockholders’ equity	$144,176	$185,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$16,397	$11,940	$34,589	$29,040
General and administrative	5,909	7,556	11,823	12,737
Total operating expenses	22,306	19,496	46,412	41,777
Loss from operations	(22,306)	(19,496)	(46,412)	(41,777)
Interest income	129	65	234	114
Other income (expense), net	59	(236)	(171)	(10)
Net loss	$(22,118)	$(19,667)	(46,349)	(41,673)
Net loss per share - basic and diluted	$(0.75)	$(0.67)	$(1.57)	$(1.60)
Weighted-average common shares used to compute basic and diluted net loss per share	29,489	29,293	29,455	26,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(22,118)	$(19,667)	$(46,349)	$(41,673)
Other comprehensive loss:
Cumulative foreign currency translation adjustment	(10)	—	(1)	—
Unrealized loss on cash flow hedge	(258)	—	(205)	—
Comprehensive loss	$(22,386)	$(19,667)	$(46,555)	$(41,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(46,349)	$(41,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106	113
Stock-based compensation expense	5,377	6,225
Changes in assets and liabilities
Prepaid expenses and other assets	(3,636)	(1,270)
Accounts payable	(940)	72
Accrued liabilities and other liabilities	547	312
Net cash used in operating activities	(44,895)	(36,221)
Cash flows from investing activities
Purchase of property and equipment	(90)	(5)
Net cash used in investing activities	(90)	(5)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	80,208
Proceeds from issuance of common stock in connection with employee benefit plans	413	125
Net cash provided by financing activities	413	80,333
Net increase (decrease) in cash and cash equivalents	(44,572)	44,107
Cash and cash equivalents at beginning of period	182,069	170,566
Cash and cash equivalents at end of period	$137,497	$214,673

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2016, its results of operations for the three- and six-months ended June 30, 2016, and 2015, comprehensive loss for the three- and six-months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016, and 2015.  The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed on March 8, 2016 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial position as of June 30, 2016 and as of December 31, 2015, results of operations and statements of comprehensive loss for the three- and six-months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015 include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations, with the exception of Versartis GmbH, which utilizes the euro.

As of June 30, 2016, the Company had cash and cash equivalents balance of $137.5 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on its existing business plan. If the Company’s potential Phase 3 clinical trials are successful, it will need to raise additional capital in order to further advance its product candidates towards regulatory approval and potential commercialization. Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2016, the Company had an accumulated deficit of $239.8 million and working capital of $134.8 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently in January 2015, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Derivative Financial Instruments

The Company engages in transactions denominated in foreign currencies and, as a result, is exposed to changes in foreign currency exchange rates. To manage the volatility resulting from fluctuating foreign currency exchange rates, the Company enters into option and forward foreign currency exchange contracts.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015 the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and include deposits in money market funds which were unrestricted as to withdrawal or use.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2016 or December 31, 2015.

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

The Company’s financial instruments consist of Level I and Level II assets. Level I securities are comprised of highly liquid money market funds. Level II assets consist of its foreign currency derivative contracts.

The Company’s foreign currency derivative contracts have maturities over a 12-month time horizon and is with a counterparty that has a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Expenses
Research and development	$1,020	$632	$1,604	$1,236
General and administrative	1,995	3,605	3,773	4,989
Total	$3,015	$4,237	$5,377	$6,225

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	June 30,	December 31,
	2016	2015
Preclinical and clinical (1)	$4,837	$1,770
Other	722	772
Total	$5,559	$2,542

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2016	2015
Payroll and related	$2,192	$2,296
Preclinical and clinical	5,010	4,376
Professional services	358	69
Other	143	415
Total	$7,703	$7,156

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2016
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$126,924	$126,924	$—	$—
Foreign currency derivative contracts	135	—	135	—
	$127,195	$127,059	$135	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$132,647	$132,647		$—
Foreign currency derivative contracts	—	—	—	—
	$132,647	$132,647	$—	$—

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

The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted operating expenses that are denominated in a non-functional currency. The derivative instruments the Company uses to hedge this exposure are designated as cash flow hedges and have maturity dates of 12 months or less. Upon executing a hedging contract and quarterly thereafter, the Company assesses both retrospective and prospective hedge effectiveness using regression analysis to assert the hedge is highly effective at offsetting changes in cash flow.  The Company includes time value in its effectiveness assessment and recognizes any ineffectiveness in other income (expense). The effective component of the Company’s hedge is recorded in accumulated other comprehensive income (OCI) within stockholders' equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  Substantially all of the gains and losses related to the hedged forecasted transaction reported in accumulated other comprehensive income at June 30, 2016 are expected to be reclassified to research and development expenses within the next 12 months.

The cash flow effects of the Company’s derivative contracts for the six months ended June 30, 2016 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The Company had notional amounts outstanding on foreign currency exchange contracts of 9.1 million euros (a purchased call option on the Euro) at June 30, 2016 and none outstanding at December 31, 2015.

While all of the Company’s derivative contracts allow it the right to offset assets or liabilities, the Company has presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  The Company does not have any credit contingent features associated with its derivatives.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following table summarizes the classification and fair values of derivative instruments on the Company’s condensed consolidated balance sheets included within other current assets at June 30, 2016 (none outstanding at December 31, 2015) (in thousands):

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$135	Other accrued liabilities	$—
Total derivatives		$135		$—

The following table summarizes the effect of our foreign currency exchange contracts on the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivatives designated as hedges:			—
Gains (losses) recognized in accumulated OCI (effective portion)	$(203)	$—	$(151)	$—
Gains (losses) reclassified from accumulated OCI into operating expenses (effective portion)	$54	$—	$54	$—
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$—	$—	$—	$—
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$(48)	$—	$(48)	$—

From time to time, the Company may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on its condensed consolidated statements of operations. The Company did not record any amounts in other income (expense), net for the three months ended June 30, 2016 as a result of the discontinuance of cash flow hedges.

As of June 30, 2016, the Company held one derivative contract related to a foreign currency exchange contract (a purchased call option on the Euro) and the derivative was in an asset position at the end of the period.

6. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $0.9 million as of June 30, 2016.

In December 2015, the Company entered into an operating sublease agreement to lease 10,891 square feet of additional office space in Menlo Park for a period of twenty-four months.  The sublease date began January 1, 2016 and the total obligation under this sublease for the Company is approximately $0.8 million as of June 30, 2016.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Supplier Agreement

In May 2016, the Company entered into a Manufacture and Supply Agreement with Owen Mumford Limited, a leading medical device manufacturer, pursuant to which the Company engaged Owen Mumford to: (1) manufacture a proprietary disposable auto-injector device and (2) assemble and supply a final combination product including the device and somavaratan (VRS-317), its proprietary long-acting form of human growth hormone.  The Company will supply somavaratan in prefilled syringes to Owen Mumford for incorporation into the final combination product.

Under the agreement, Owen Mumford agrees to manufacture the auto-injector device used in the product exclusively for the Company in the field of human growth hormone deficiency treatment, subject to a minimum purchase obligation. The Company is required to purchase its entire requirement of the final combination product from Owen Mumford, except that after a specified time period after regulatory approval in the European Union (“EU”), the Company may purchase from third parties a portion of its requirement for the European Economic Area.  In addition, after a specified time period after regulatory approval in any major jurisdiction, the Company is required to purchase from Owen Mumford a minimum quantity of the product in each year.  If the Company does not purchase such minimum quantity, it may pay a shortfall payment to Owen Mumford to maintain the scope of its exclusivity.  If the Company fails to purchase the minimum and decline to pay the shortfall payment, the exclusivity will be limited to long-acting human growth hormone products.  The agreement also includes customary terms and conditions relating to forecast, ordering, delivery, inspection and acceptance, among other matters.

The initial term of the agreement continues until ten (10) years after the Company’s acceptance of the first shipment of the final combination product, and may be renewed for an additional time period by mutual agreement of the parties.  The agreement may be earlier terminated by either party for the other party’s uncured material breach or insolvency.  In addition, either party may terminate the agreement without cause upon twelve (12) months advance notice.  If terminated by Owen Mumford without cause, Owen Mumford must continue to supply the auto-injector device and assemble the final combination product until the Company is able to identify, appoint, and qualify through all necessary regulatory approvals an alternate manufacturer.

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of June 30, 2016, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,161,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of June 30, 2016, approximately 4,937,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of June 30, 2016, the Company has issued approximately 109,000 shares of common stock under the ESPP.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2015	$—	$—	$—
Other comprehensive loss before reclassifications	(1)	(151)	(152)
Amounts reclassified from accumulated other comprehensive loss	—	(54)	(54)
Net current period other comprehensive loss	(1)	(205)	(206)
Balance at June 30, 2016	$(1)	$(205)	$(206)

Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of net loss on our condensed consolidated statements of operations.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(22,118)	$(19,667)	$(46,349)	$(41,673)
Weighted-average shares used to compute basic and diluted net loss per share	29,489	29,293	29,455	26,035
Basic and diluted net loss per common share	$(0.75)	$(0.67)	$(1.57)	$(1.60)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	June 30,
	2016	2015
Options to purchase common stock	4,403,810	3,234,916
Restricted stock units	532,835	280,255

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor adherence, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3 billion in 2014. Based on market research, we believe that the market for rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.  Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving adherence and, therefore, treatment outcomes. Accordingly, we believe somavaratan may take significant market share. Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, and have analyzed two year safety, efficacy and adherence data from our ongoing Extension Study.  We have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial.  We have been enrolling participants into the VELOCITY trial at U.S., Canadian and European sites and we continue to administer somavaratan to patients enrolled in our ongoing Extension Study. We expect to complete enrollment of the VELOCITY trial by mid-August 2016.  We received feedback from the Japanese regulatory agency, Pharmaceuticals Medicines and Devices Agency, or the PMDA, on our pediatric GHD Phase 2/3 registration trial in Japan. We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015. In the first half of 2015, we received feedback from the FDA and the EMA on our development plan in adult GHD and as a result we are conducting a Phase 2 trial prior to a potential Phase 3 for this population.  We initiated the Phase 2 trial, which we refer to as the VITAL trial, in September 2015 and enrollment is complete. We have since initiated an Extension study to the VITAL trial where we will be transitioning patients from monthly to twice-monthly dosing. We may develop somavaratan for additional growth disorders, such as idiopathic short stature, or ISS, small for gestational age, or SGA, and Turner Syndrome, which together accounted for approximately 20% of the global rhGH market in 2014.  We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in North America, and potentially other geographies.

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

Financial overview

Summary

We have never generated net income from operations, and, at June 30, 2016, we had an accumulated deficit of $239.8 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our VELOCITY trial, our ongoing Extension Studies, our GHD Phase 2/3 registration trial in Japan, and our VITAL and potential Phase 3 Adult GHD trials.  As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Other income (expense), net

Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions related to third-party contracts with foreign-based contract manufacturing organizations as well as gains and losses on foreign currency exchange contracts.

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 8, 2016 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2016	2015			2016	2015
Operating expenses:
Research and development	$16,397	$11,940	$4,457	37%	$34,589	$29,040	$5,549	19%
General and administrative	5,909	7,556	(1,647)	-22%	11,823	12,737	(914)	-7%
Loss from operations	(22,306)	(19,496)	2,810	14%	(46,412)	(41,777)	4,635	11%
Interest income	129	65	64	98%	234	114	120	105%
Other income (expense), net	59	(236)	295	-125%	(171)	(10)	(161)	NM	(1)
Net loss	$(22,118)	$(19,667)	$2,451	12%	$(46,349)	$(41,673)	$4,676	11%

(1)	Not Meaningful

Research and development expense

Research and development expense increased $4.5 million, or 37%, to $16.4 million for the three months ended June 30, 2016 from $11.9 million for the same period in 2015.  For the six months ended June 30, 2016, research and development expense increased $5.5 million, or 19%, to $34.5million from $29.0 million for the same period in 2015.  The increase in research and development expense was primarily due to a $2.9 million increase for the three months ended June 30, 2016 and a $4.2 million increase for the six months ended June 30, 2016 related to clinical costs to support our ongoing global VELOCITY pediatric trial, VITAL Phase 2 trial for adults and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.  For the three months ended June 30, 2016 and 2015, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense decreased $1.6 million, or 22%, to $5.9 million for the three months ended June 30, 2016 from $7.5 million for the same period in 2015. For the six months ended June 30, 2016, general and administrative expense decreased $0.9 million, or 7%, to $11.8 million from $12.7 million for the same period in 2015. The decrease in G&A expenses was primarily due to a one-time non-recurring expense of $2.4 million associated with our CEO transition in May 2015, partially offset by additional fees related to consulting and professional services to support our continued growth.

Other income (expense), net

Other income (expense), net increased $0.2 million to $0.2 million of other expense for the six months ended June 30, 2016 from other expense of zero for the same period in 2015. This increase was primarily due to gains from foreign currency transactions offset by minimal losses related to our foreign currency exchange contracts.

Liquidity and capital resources

Since our inception, we have financed our operations through private placements of our equity securities, debt financing and, more recently, our initial public offering in 2014 and our secondary offering in January 2015. At June 30, 2016, we had cash and cash equivalents of $137.5 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our VELOCITY trial and we expect to continue to incur substantial expenses in connection with our Extension Studies the VITAL trial, and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(44,895)	$(36,221)
Investing activities	(90)	(5)
Financing Activities	413	80,333
Net increase (decrease) in cash and cash equivalents	$(44,572)	$44,107

Cash used in operating activities

Net cash used in operating activities was $44.9 million and $36.2 million in the six months ended June 30, 2016 and 2015, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2016 increased compared to 2015 primarily due to a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan related to our manufacturing and clinical costs and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in furniture, equipment and leasehold improvements made for additional office space in Menlo Park, California, which commenced in January 2016.

Cash provided by financing activities

Net cash provided by financing activities was immaterial in the six months ended June 30, 2016, compared to $80.3 million in the same period of 2015. Cash provided by financing activities for 2016 and 2015 consisted of net proceeds from the exercise of employee stock options in 2016 and primarily of the proceeds from our follow-on offering in 2015.

As of June 30, 2016, we had cash and cash equivalents of approximately $137.5 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our potential Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015, except for a manufacturing and supply agreement entered in May 2016 described below:

In May 2016, we entered into a Manufacture and Supply Agreement with Owen Mumford Limited, a leading medical device manufacturer, pursuant to which we engaged Owen Mumford to: (1) manufacture a proprietary disposable auto-injector device and (2) assemble and supply a final combination product including the device and somavaratan (VRS-317), our proprietary long-acting form of human growth hormone.  We will supply somavaratan in prefilled syringes to Owen Mumford for incorporation into the final combination product.

Under the agreement, Owen Mumford agrees to manufacture the auto-injector device used in the product exclusively for us in the field of human growth hormone deficiency treatment, subject to a minimum purchase obligation. We are required to purchase our entire requirement of the final combination product from Owen Mumford, except that after a specified time period after regulatory approval in the European Union (“EU”), we may purchase from third parties a portion of our requirement for the European Economic Area.  In addition, after a specified time period after regulatory approval in any major jurisdiction, we are required to purchase from Owen Mumford a minimum quantity of the product in each year.  If we do not purchase such minimum quantity, we may pay a shortfall payment to Owen Mumford to maintain the scope of our exclusivity.  If we fail to purchase the minimum and decline to pay the shortfall payment, the exclusivity will be limited to long-acting human growth hormone products.  The agreement also includes customary terms and conditions relating to forecast, ordering, delivery, inspection and acceptance, among other matters.

The initial term of the agreement continues until ten (10) years after our acceptance of the first shipment of the final combination product, and may be renewed for an additional time period by mutual agreement of the parties.  The agreement may be earlier terminated by either party for the other party’s uncured material breach or insolvency.  In addition, either party may terminate the agreement without cause upon twelve (12) months advance notice.  If terminated by Owen Mumford without cause, Owen Mumford must continue to supply the auto-injector device and assemble the final combination product until we are able to identify, appoint, and qualify through all necessary regulatory approvals an alternate manufacturer.

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

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2016, we had cash and cash equivalents of $137.5 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial, the VELOCITY trial, of somavaratan in early 2015.  We expect to complete enrollment of the VELOCITY trial by mid-August 2016. We also initiated a Phase 2/3 pediatric GHD clinical trial of somavaratan in Japan in April 2015 and initiated a Phase 2 adult GHD clinical trial, the VITAL trial, of somavaratan in September 2015, and enrollment is complete. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize somavaratan in a timely manner.

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for somavaratan followed by most of the approved rhGH products for pediatric GHD patients: a dose-finding study and a Phase 3 non-inferiority registration trial with a primary endpoint of mean Year 1 height velocity. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that three, six and twelve month mean height velocities are well correlated within the same clinical trial, it is possible that somavaratan, due to its unique properties, will produce different results. If mean Year 1 height velocities that we observed for somavaratan in the ongoing Extension Study do not correlate to mean Year 1 height velocities that we ultimately observe in any Phase 3 clinical trial that we may conduct, somavaratan may not achieve the required primary endpoint in the Phase 3 clinical trial, and somavaratan may not receive regulatory approval.

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

To commercialize somavaratan, we must design, manufacture, and gain regulatory approval of a delivery device to safely, effectively and conveniently administer somavaratan. We have engaged third-party manufacturers to design a suitable prototype for commercial purposes. There can be no assurance that these efforts will be successful. If we are unsuccessful in developing a suitable delivery device, our commercialization efforts would be impaired, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We do not have a significant sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If somavaratan is approved, we intend to commercialize it with our own specialty sales force in North America and potentially other geographies.

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

We are developing our lead product candidate, somavaratan, for treatment of pediatric and adult GHD patients based on a twice-monthly dosing regimen. The current standard of care for growth therapies for patients in the United States is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), ZomactonTM (Ferring Pharmaceuticals), Omnitrope® (Sandoz GmbH) and Valtropin® (LG Life Science). These rhGH drugs, with the exception of Valtropin®, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, or PBMs, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of somavaratan to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to somavaratan, the perception that the use of somavaratan will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2016, we had an accumulated deficit of $239.8 million.

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

To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for somavaratan or any future product candidates, we do not know when any of these products will generate revenue from product sales for us. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including somavaratan or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from somavaratan or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including our ongoing Extension Studies and Phase 3, Phase 2/3, and Phase 2 clinical trials of somavaratan, successfully and on a timely basis;
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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2016, we had approximately $137.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We rely on third-party contract manufacturing organizations to manufacture and supply somavaratan, including our auto-injector device. If our manufacturers and suppliers fail to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new supplier or manufacturer. We may also face delays in the development and commercialization of our product candidates.

We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we currently rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies of somavaratan. The manufacture of pharmaceutical and medical device products in compliance with the  cGMP and Quality System (QS) regulations and guidance from various regulatory authorities requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP/QS requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

All manufacturers of our product candidates must comply with cGMP and QS requirements enforced by the FDA, EMA, PMDA and similar authorities through their facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these  requirements and with other regulatory authority requirements. Regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

Our product candidate, somavaratan, is a biologic and therefore requires a complex production process. In October, 2012, we transferred production of somavaratan to  Boehringer Ingelheim. In connection with the transfer of production, we made certain changes to the manufacturing process in order to increase its scale and efficiency. We cannot assure that the FDA and the EMA will agree to the changes in the manufacturing process to support commercialization. In addition, current agreements with our manufacturer do not provide for the entire supply of the drug product necessary for full scale commercialization. If we and our manufacturer cannot agree to the terms and conditions necessary for our commercial supply needs, or if our manufacturer terminates the agreement in response to a material breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture somavaratan until a qualified alternative manufacturer is identified, which could also delay the development of, and impair our ability to commercialize, somavaratan.

The autoinjector through which we intend somavaratan to be administered is a new medical device that has not been approved or cleared in any jurisdiction.  We therefore expect to seek regulatory approval for a drug/device combination product including somavaratan and the autoinjector.  The autoinjector will be manufactured by Owen Mumford Limited in the United Kingdom.  We cannot assure that the autoinjector will be manufactured in compliance with all applicable device QS requirements in a manner acceptable to applicable regulatory authorities.  In addition, we are reliant upon Owen Mumford as the sole supplier of the autoinjector and if it is unable to supply the device at the volume required for conduct of our clinical trials and potential commercialization, the availability of somavaratan may be impacted.

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

As of July 31, 2016, we had 51 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

The United Kingdom’s impending departure from the European Union could adversely affect our business.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact our ability to obtain approval of our products or sell our products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through July 29, 2016 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of July 31, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 76% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014
3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014
4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014
10.1*	Owen Mumford Manufacturing Supplier Agreement
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

VERSARTIS, INC.
(Registrant)

Date: August 2, 2016	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)