Form 10-Q
period 2016-09-30
Versartis, Inc.
filed 2016-11-04
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 34,795,987 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$160,434	$182,069
Prepaid expenses	3,414	2,542
Other current assets	49	—
Total current assets	163,897	184,611
Other assets	992	327
Property and equipment, net	319	389
Total assets	165,208	185,327
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,700	$1,671
Accrued liabilities	12,507	7,156
Upfront payment from collaboration partner (Note 6)	40,000	—
Total liabilities	54,207	8,827
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 50,000,000 shares authorized at September 30, 2016 and December 31, 2015; 29,609,442 and 29,420,247 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	378,420	369,933
Accumulated other comprehensive loss	(302)	—
Accumulated deficit	(267,120)	(193,436)
Total stockholders' equity	111,001	176,500
Total liabilities and stockholders’ equity	$165,208	$185,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$20,664	$15,400	$55,253	$44,440
General and administrative	6,752	5,124	18,575	17,861
Total operating expenses	27,416	20,524	73,828	62,301
Loss from operations	(27,416)	(20,524)	(73,828)	(62,301)
Interest income	120	54	354	168
Other income (expense), net	(39)	91	(210)	81
Net loss	$(27,335)	$(20,379)	$(73,684)	$(62,052)
Net loss per share - basic and diluted	$(0.92)	$(0.69)	$(2.50)	$(2.15)
Weighted-average common shares used to compute basic and diluted net loss per share	29,574	29,354	29,495	28,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(27,335)	$(20,379)	$(73,684)	$(62,052)
Other comprehensive loss:
Cumulative foreign currency translation adjustment	—	—	(1)	—
Unrealized loss on cash flow hedge	(96)	—	(301)	—
Comprehensive loss	$(27,431)	$(20,379)	$(73,986)	$(62,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(73,684)	$(62,052)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	161	174
Stock-based compensation expense	8,028	8,491
Changes in assets and liabilities
Prepaid expenses and other assets	(1,539)	7
Accounts payable	29	(119)
Accrued and other liabilities	5,007	582
Upfront payment from collaboration partner	40,000	—
Net cash used in operating activities	(21,998)	(52,917)
Cash flows from investing activities
Purchase of property and equipment	(90)	(4)
Net cash used in investing activities	(90)	(4)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	80,208
Proceeds from issuance of common stock in connection with employee benefit plans	453	161
Net cash provided by financing activities	453	80,369
Net increase (decrease) in cash and cash equivalents	(21,635)	27,448
Cash and cash equivalents at beginning of period	182,069	170,566
Cash and cash equivalents at end of period	$160,434	$198,014
Supplemental disclosure
Supplemental disclosure of noncash items
Public offering issuance costs	$346	$—

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2016, its results of operations for the three- and nine-month periods ended September 30, 2016, and 2015, comprehensive loss for the three- and nine-month periods ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016, and 2015.  The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed on March 8, 2016 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial position as of September 30, 2016 and as of December 31, 2015, results of operations and statements of comprehensive loss for the three- and nine-month periods ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015 include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations, with the exception of Versartis GmbH, which utilizes the euro.

As of September 30, 2016, the Company had cash and cash equivalents balance of $160.4 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on its existing business plan. While the Company expects additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement (see Note 6), if the Company's potential Phase 3 clinical trials are successful, the Company will need to raise additional capital in order to further advance its product candidates towards regulatory approval and potential commercialization.  Since inception, the Company has incurred net losses and negative cash flows from operations. At September 30, 2016, the Company had an accumulated deficit of $267.1 million and working capital of $109.7 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.2 million in October and November 2016, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Products developed by the Company require clearances from the U.S. Food and Drug Administration (“FDA”), the Pharmaceuticals Medicines and Devices Agency (“PMDA”), or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or the Company was unable to maintain clearance, it could have a materially adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to launch and commercialize any product candidates for which it receives regulatory approval. Even though the Company expects additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement, there can be no assurance that such additional financing will be available at all, or at terms acceptable to the Company.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015 the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2016 or December 31, 2015.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Expenses
Research and development	$1,005	$779	$2,608	$2,016
General and administrative	1,646	1,487	5,420	6,475
Total	$2,651	$2,266	$8,028	$8,491

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective is not expected to  have a material impact on the Company’s financial position or results of operations upon adoption.

In August 2016, the FASB issued guidance to simplify elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The guidance is required to be applied by the Company in the first quarter of 2018, but early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. The Company will apply the guidance and disclosure provisions of the new standard upon adoption in its 2016 annual consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective approach or a modified retrospective approach. We are currently evaluating the impact that the revenue standards will have on our consolidated financial statements and determining the transition method that we will apply.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

3. Balance Sheet Components

Prepaid expenses (in thousands)

	September 30,	December 31,
	2016	2015
Preclinical and clinical (1)	$2,866	$1,770
Other	548	772
Total	$3,414	$2,542

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2016	2015
Payroll and related	$3,107	$2,296
Preclinical and clinical	8,298	4,376
Professional services	732	69
Other	370	415
Total	$12,507	$7,156

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, foreign currency exchange contracts, accounts payable and accrued liabilities. The remaining financial instruments are reported on the Company’s Condensed Consolidated Balance Sheets at amounts that approximate current fair value.  The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2016
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$85,838	$85,838	$—	$—
Foreign currency derivative contracts	49	—	49	—
	$85,887	$85,838	$49	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$132,647	$132,647	$—	$—
Foreign currency derivative contracts	—	—	—	—
	$132,647	$132,647	$—	$—

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

The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted operating expenses that are denominated in a non-functional currency. The derivative instruments the Company uses to hedge this exposure are designated as cash

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

flow hedges and have maturity dates of 12 months or less. Upon executing a hedging contract and quarterly thereafter, the Company assesses both retrospective and prospective hedge effectiveness using regression analysis to assert the hedge is highly effective at offsetting changes in cash flow.  The Company includes time value in its effectiveness assessment and recognizes any ineffectiveness in other income (expense). The effective component of the Company’s hedge is recorded in accumulated other comprehensive income (OCI) within stockholders' equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  Substantially all of the gains and losses related to the hedged forecasted transaction reported in accumulated other comprehensive income at September 30, 2016 are expected to be reclassified to research and development expenses within the next 12 months.

The cash flow effects of the Company’s derivative contracts for the nine months ended September 30, 2016 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The Company had notional amounts outstanding on foreign currency exchange contracts of 9.1 million euros (a purchased call option on the Euro) at September 30, 2016 and none outstanding at December 31, 2015.

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

The following table summarizes the classification and fair values of derivative instruments on the Company’s condensed consolidated balance sheets included within other current assets at September 30, 2016 (none outstanding at December 31, 2015) (in thousands):

	September 30, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$49	Other accrued liabilities	$—
Total derivatives		$49		$—

The following table summarizes the effect of our foreign currency exchange contracts on the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivatives designated as hedges:			—
Gains (losses) recognized in accumulated OCI (effective portion)	$(87)	$—	$(237)	$—
Gains (losses) reclassified from accumulated OCI into operating expenses (effective portion)	$10	$—	$64	$—
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$—	$—	$—	$—
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$(32)	$—	$(80)	$—

From time to time, the Company may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on its condensed consolidated statements of operations. The Company did not record any amounts in other income (expense), net for the three and nine- months ended September 30, 2016 as a result of the discontinuance of cash flow hedges.

As of September 30, 2016, the Company held one derivative contract related to a foreign currency exchange contract (a purchased call option on the Euro) and the derivative was in an asset position at the end of the period.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

6. Teijin Agreement

In August 2016, the Company, entered into an Exclusive License and Supply Agreement (the “Agreement”) with Teijin Limited, or Teijin, a pharmaceutical company based in Japan, pursuant to which the Company granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan (VRS-317), while Versartis retains exclusive rights to somavaratan in the rest of the world.  In exchange for such rights, the Company received an upfront payment of $40.0 million from Teijin, as well as the potential to receive a development milestone of $35.0 million, regulatory milestones of up to $55.0 million, and sales milestones of up to $35.0 million, in addition to sales based payments.

Under the Agreement, the development and commercialization of somavaratan products in Japan will be overseen by a joint steering committee composed of representatives of Teijin and the Company. Versartis will be responsible for completing (at the Company’s expense) all ongoing clinical studies, including the current pediatric Growth Hormone Deficiency (GHD) Phase 2/3 trial, and its related long-term safety study, and the Company will also be responsible for a portion of the costs associated with any additional trials, if they are required by the Japanese authorities for approval of the Marketing Authorization Application, or MAA, in Japan in the pediatric indication, up to a cap on our share of such costs of $5.0 million. Following the MAA submission in Japan, Teijin will be responsible for conducting any additional Japanese studies for the pediatric or any other indications, at its own expense.

The Company is required, under the Agreement, to supply Teijin with its clinical and commercial requirements for product for Japan. In exchange for delivering finished product for commercial use, the Company will receive a combination of a running royalty and transfer pricing based upon net sales of the product in Japan, in a percentage ranging from the high-20s to mid-30s.

The Agreement continues until the earlier of (i) twelve years after the first commercial sale of a licensed product in Japan, or (ii) the expiration of certain Versartis patents, unless terminated earlier by mutual agreement of the parties. The initial term of the Agreement is subject to automatic extension for three three-year terms, unless otherwise mutually agreed. The Agreement may be earlier terminated by either party for the other party’s uncured material breach or insolvency. In addition, Teijin may terminate the Agreement without cause upon six months’ advance notice prior to the sale of a licensed product, and upon twelve months’ notice thereafter.

The Company has recorded the $40 million upfront payment received from Teijin as a component of other current liabilities under the caption “Upfront payment from collaboration partner.” The Company concluded that the evidence of arrangement criteria pursuant to SEC Staff Accounting Bulletin No. 104 Revenue Recognition and applicable authoritative guidance has not been met as of September 30, 2016. The Company's analysis of the revenue recognition criteria will be completed upon the establishment and completion of the terms of a Commercial Supply Agreement with Teijin governing the supply of finished product to Teijin, as contemplated in the Agreement.

7. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease 12,943 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $0.7 million as of September 30, 2016.

In December 2015, the Company entered into an operating sublease agreement to lease 10,891 square feet of additional office space in Menlo Park for a period of twenty-four months.  The sublease date began January 1, 2016 and the total obligation under this sublease for the Company is approximately $0.7 million as of September 30, 2016.

Owen Mumford Manufacture and Supply Agreement

In May 2016, the Company entered into a Manufacture and Supply Agreement with Owen Mumford Limited, a leading medical device manufacturer, pursuant to which the Company engaged Owen Mumford to: (1) manufacture a proprietary disposable autoinjector device and (2) assemble and supply a final combination product including the device and somavaratan (VRS-317), its proprietary long-acting form of human growth hormone.  The Company will supply somavaratan in prefilled syringes to Owen Mumford for incorporation into the final combination product.

Under the agreement, Owen Mumford agrees to manufacture the autoinjector device used in the product exclusively for the Company in the field of human growth hormone deficiency treatment, subject to a minimum purchase obligation. The Company is

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

required to purchase its entire requirement of the final combination product from Owen Mumford, except that after a specified time period after regulatory approval in the European Union (“EU”), the Company may purchase from third parties a portion of its requirement for the European Economic Area.  In addition, after a specified time period after regulatory approval in any major jurisdiction, the Company is required to purchase from Owen Mumford a minimum quantity of the product in each year.  If the Company does not purchase such minimum quantity, it may pay a shortfall payment to Owen Mumford to maintain the scope of its exclusivity.  If the Company fails to purchase the minimum and decline to pay the shortfall payment, the exclusivity will be limited to long-acting human growth hormone products.  The agreement also includes customary terms and conditions relating to forecast, ordering, delivery, inspection and acceptance, among other matters.

The initial term of the agreement continues until ten (10) years after the Company’s acceptance of the first shipment of the final combination product, and may be renewed for an additional time period by mutual agreement of the parties.  The agreement may be earlier terminated by either party for the other party’s uncured material breach or insolvency.  In addition, either party may terminate the agreement without cause upon twelve (12) months advance notice.  If terminated by Owen Mumford without cause, Owen Mumford must continue to supply the autoinjector device and assemble the final combination product until the Company is able to identify, appoint, and qualify through all necessary regulatory approvals an alternate manufacturer.

8. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of September 30, 2016, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,118,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of September 30, 2016, approximately 4,911,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of September 30, 2016, the Company has issued approximately 109,000 shares of common stock under the ESPP.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2015	$—	$—	$—
Other comprehensive loss before reclassifications	(1)	(237)	(238)
Amounts reclassified from accumulated other comprehensive loss	—	(64)	(64)
Net current period other comprehensive loss	(1)	(301)	(302)
Balance at September 30, 2016	$(1)	$(301)	$(302)

Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of net loss on our condensed consolidated statements of operations.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

9. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(27,335)	$(20,379)	$(73,684)	$(62,052)
Weighted-average shares used to compute basic and diluted net loss per share	29,574	29,354	29,495	28,825
Basic and diluted net loss per common share	$(0.92)	$(0.69)	$(2.50)	$(2.15)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	September 30,
	2016	2015
Options to purchase common stock	4,430,010	3,225,616
Restricted stock units	481,385	277,630

10. Subsequent Event

In October and November 2016, the Company completed a public offering of shares of its common stock, pursuant to which the Company issued 5,176,545 shares of common stock, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option, and received net proceeds of approximately $59.2 million, after underwriting discounts, commissions and estimated offering expenses.

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor adherence, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3 billion in 2015. Based on market research, we believe that the market for rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.

Somavaratan is a fusion protein consisting of rhGH and a proprietary half-life extension technology known as XTEN®.  Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving adherence and, therefore, treatment outcomes. Accordingly, we believe somavaratan may take significant market share.

We in-license rights to the XTEN technology from Amunix Operating, Inc., or Amunix, which has granted us an exclusive license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products, including somavaratan. Once we begin commercializing a licensed product, we will owe to Amunix a royalty on net sales of the licensed products until the later of the expiration of all licensed patents or ten years from the first commercial sale in the relevant country. The royalty payable is one percent of net sales for the first two marketed products, but higher single-digit royalties are payable if we market additional products, or if we substitute one marketed product for another. If we elect to substitute one marketed product for another, in addition to royalties, we would also be required to make milestone and other payments totaling up to $40.0 million per marketed product.

In August 2016, we and our wholly-owned subsidiary, Versartis GmbH, entered into an Exclusive License and Supply Agreement with Teijin Limited, or Teijin, pursuant to which we granted to Teijin our exclusive license to develop, use, sell, import or otherwise commercialize in Japan any pharmaceutical product incorporating somavaratan. In exchange for such rights, we received a $40.0 million upfront payment from Teijin, and we may receive a development milestone of $35.0 million, regulatory milestones of up to $55.0 million, sales milestones of up to $35.0 million, and royalty payments.

Pediatric GHD

Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed 30 months of safety and efficacy data from our ongoing Long-term Safety Study, also known as our VISTA Study, in pediatric patients and have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial, and completed enrollment at U.S., Canadian and European sites in August 2016.  We also continue to administer somavaratan to patients enrolled in our ongoing VISTA Study, which includes rollover patients who have completed the Phase 2a trial and the VELOCITY trial, as well as new treatment-naïve patients.  In September 2016, we completed the Phase 2 portion of our pediatric GHD Phase 2/3 registration trial in Japan and have initiated enrollment in the Phase 3 portion of this study following a successful End-of-Phase 2 meeting with Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA.

Adult GHD

In September 2015 we initiated an adult GHD Phase 2 trial, which we refer to as the VITAL trial. We completed enrollment in the VITAL trial in April of 2016.  We have since initiated a Long-term Safety Study where we have begun transitioning patients completing the VITAL trial as well as enrolling new patients to twice-monthly somavaratan dosing.

Other Indications

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

Financial overview

Summary

We have never generated net income from operations, and, at September 30, 2016, we had an accumulated deficit of $267.1 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue.   Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our VELOCITY trial, our ongoing Long-term Safety Studies, our GHD Phase 2/3 registration trial in Japan, and our VITAL and potential Phase 3 Adult GHD trials.  As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 8, 2016 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2016	2015			2016	2015
Operating expenses:
Research and development	$20,664	$15,400	$5,264	34%	$55,253	$44,440	$10,813	24%
General and administrative	6,752	5,124	1,628	32%	18,575	17,861	714	4%
Loss from operations	(27,416)	(20,524)	6,892	34%	(73,828)	(62,301)	11,527	19%
Interest income	120	54	66	120%	354	168	186	109%
Other income (expense), net	(39)	91	(130)	-142%	(210)	81	(291)	-359%
Net loss	$(27,335)	$(20,379)	$6,956	34%	$(73,684)	$(62,052)	$11,632	19%

Research and development expense

Research and development expense increased $5.3 million, or 34%, to $20.7 million for the three months ended September30, 2016 from $15.4 million for the same period in 2015.  For the nine months ended September 30, 2016, research and development expense increased $10.8 million, or 24%, to $55.3 million from $44.4 million for the same period in 2015.  The increase in research and development expense was primarily due to a $1.9 million increase for the three months ended September 30, 2016 and a $5.9 million increase for the nine-months ended September 30, 2016 related to clinical costs to support our ongoing global VELOCITY pediatric trial, VITAL Phase 2 trial for adults and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.  For the three months ended September 30, 2016 and 2015, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $1.6 million, or 32%, to $6.7 million for the three months ended September 30, 2016 from $5.1 million for the same period in 2015. For the nine months ended September 30, 2016, general and administrative expense increased $0.7 million, or 4%, to $18.6 million from $17.9 million for the same period in 2015. The increase in G&A expenses was primarily due to additional fees related to consulting and professional services to support our continued growth, including the work associated with our strategic alliance with Teijin.

Other income (expense), net

Other income (expense), net decreased $0.3 million to $0.2 million of other expense for the nine months ended September 30, 2016 from other income of $0.1 million of other income for the same period in 2015. This decrease was primarily due to losses on our foreign currency exchange contracts and   foreign currency transactions.

Liquidity and capital resources

Since our inception, we have financed our operations through private placements of our equity securities, debt financing and, more recently, our initial public offering in 2014 and additional common stock offerings in January 2015 and October and November of 2016. At September 30, 2016, we had cash and cash equivalents of $160.4 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our VELOCITY trial and we expect to continue to incur substantial expenses in connection with our Long-term Safety Studies the VITAL trial, and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

While we expect additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement, if our ongoing Phase 2 and Phase 3 clinical trials for somavaratan are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Although management has been successful in raising capital in the past, most recently $59.2 million in October and November 2016, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital in addition to what we may receive from Teijin, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(21,998)	$(52,917)
Investing activities	(90)	(4)
Financing Activities	453	80,369
Net increase (decrease) in cash and cash equivalents	$(21,635)	$27,448

Cash used in operating activities

Net cash used in operating activities was $22.0 million and $52.9  million in the nine months ended September 30, 2016 and 2015, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2016 decreased compared to 2015 primarily due to a $40.0 million upfront payment received from Teijin offset by a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan related to our manufacturing and clinical costs and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in furniture, equipment and leasehold improvements made for additional office space in Menlo Park, California, for which we commenced a new lease in January 2016.

Cash provided by financing activities

Net cash provided by financing activities was immaterial in the nine months ended September 30, 2016, compared to $80.3 million in the same period of 2015. Cash provided by financing activities for 2016 and 2015 consisted of proceeds from the issuance of common stock in connection with employee benefit plans in 2016 and primarily of the net proceeds from our follow-on offering in January 2015.

As of September 30, 2016, we had cash and cash equivalents of approximately $160.4 million.  We believe that our existing cash and cash equivalents along with the proceeds from our public offerings in October and November 2016 will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our current Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015, except for a manufacturing and supply agreement entered in May 2016   with Owen Mumford and an exclusive license supply agreement with Teijin Limited entered into in August 2016 described below:

Owen Mumford

In May 2016, we entered into a Manufacture and Supply Agreement with Owen Mumford Limited, a leading medical device manufacturer, pursuant to which we engaged Owen Mumford to: (1) manufacture a proprietary disposable autoinjector device and (2) assemble and supply a final combination product including the device and somavaratan (VRS-317), our proprietary long-acting form of human growth hormone.  We will supply somavaratan in prefilled syringes to Owen Mumford for incorporation into the final combination product.

Under the agreement, Owen Mumford agrees to manufacture the autoinjector device used in the product exclusively for us in the field of human growth hormone deficiency treatment, subject to a minimum purchase obligation. We are required to purchase our entire requirement of the final combination product from Owen Mumford, except that after a specified time period after regulatory approval in the European Union (“EU”), we may purchase from third parties a portion of our requirement for the European Economic Area.  In addition, after a specified time period after regulatory approval in any major jurisdiction, we are required to purchase from Owen Mumford a minimum quantity of the product in each year.  If we do not purchase such minimum quantity, we may pay a shortfall payment to Owen Mumford to maintain the scope of our exclusivity.  If we fail to purchase the minimum and decline to pay the shortfall payment, the exclusivity will be limited to long-acting human growth hormone products.  The agreement also includes customary terms and conditions relating to forecast, ordering, delivery, inspection and acceptance, among other matters.

The initial term of the agreement continues until ten (10) years after our acceptance of the first shipment of the final combination product, and may be renewed for an additional time period by mutual agreement of the parties.  The agreement may be earlier terminated by either party for the other party’s uncured material breach or insolvency.  In addition, either party may terminate the agreement without cause upon twelve (12) months advance notice.  If terminated by Owen Mumford without cause, Owen Mumford must continue to supply the autoinjector device and assemble the final combination product until we are able to identify, appoint, and qualify through all necessary regulatory approvals an alternate manufacturer.

Teijin Limited

In August 2016, we entered into an exclusive license and supply agreement with Teijin Limited, who markets a variety of pharmaceutical products throughout Japan, including in the areas of metabolic and endocrine disease.

Under the terms of the agreement, Teijin will receive an exclusive license to commercialize and further develop somavaratan long acting growth hormone in Japan, while Versartis retains exclusive rights to somavaratan in the rest of the world.  Versartis GmbH, a subsidiary of Versartis, Inc., has received an upfront payment of $40.0 million and is eligible to receive up to $125.0 million in milestone payments, as follows: development milestone of $35.0 million, regulatory milestones up to $55.0 million and sales milestones up to $35.0 million.

Versartis GmbH will be the exclusive manufacturer and supplier of somavaratan to Teijin.  In exchange, it will receive a combination of a running royalty and transfer pricing based upon net sales of the product in Japan.

Versartis will be responsible for completing and funding the J14VR5 Phase 2/3 trial of somavaratan in pediatric GHD already underway in Japan, as well as the ongoing pediatric VELOCITY and adult VITAL trials outside of Japan.  Teijin will be solely responsible for executing and funding regulatory and commercialization activities for somavaratan in all indications within Japan.  A Joint Steering Committee will be formed to oversee regulatory and commercialization strategy, as well as further clinical development activities.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2016, we had cash and cash equivalents of $160.4 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2016.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial, the VELOCITY trial, of somavaratan in early 2015. We have since completed enrollment of the VELOCITY trial as of August 2016.  We have also initiated the Phase 3 portion of our Phase 2/3 pediatric GHD clinical trial of somavaratan in Japan in September 2016.  We initiated a Phase 2 adult GHD clinical trial, the VITAL trial, of somavaratan in September 2015, and have since completed enrollment. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize somavaratan in a timely manner.

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for somavaratan followed by most of the approved rhGH products for pediatric GHD patients: a dose-finding study and a Phase 3 non-inferiority registration trial with a primary endpoint of mean Year 1 height velocity. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that three, six and twelve month mean height velocities are well correlated within the same clinical trial, it is possible that somavaratan, due to its unique properties, will produce different results. If mean Year 1 height velocities that we observed for somavaratan in the ongoing Long-term Safety Study do not correlate to mean Year 1 height velocities that we ultimately observe in the Phase 3 clinical trial that we are conducting, somavaratan may not achieve the required primary endpoint in the Phase 3 clinical trial, and somavaratan may not receive regulatory approval.

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

Because the results of preclinical testing and earlier clinical trials and the results to date in our Long-term Safety Study are not necessarily predictive of future results, somavaratan may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials and the results to date in our Long-term Safety Study do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results to date in our ongoing Long-term Safety Study of somavaratan in GHD children and the results reported in earlier trials, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market somavaratan. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, European Medicines Agency, or EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If our Phase 3 clinical trial of somavaratan in GHD children or other later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for somavaratan may be adversely impacted.

There can be no assurance that somavaratan will not exhibit new or increased safety risks in the Phase 3 clinical trial as compared to the Phase 1b/2a clinical trial or ongoing Long-term Safety Study. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.

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

As an organization, we have never completed a Phase 3 clinical trial or submitted a BLA before, and may be unsuccessful in doing so for somavaratan.

The conduct of our Phase 3 clinical trial and other supportive trials of somavaratan and the submission of a successful Biologics License Application, or BLA, is a complicated process. As an organization, we have never completed a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of somavaratan. Failure to complete, or delays in our clinical trials would prevent us from or delay us in commercializing somavaratan.

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

We will need to enroll patients at forecasted rates at both new and existing clinical sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on past experience. However, there can be no assurance that those forecasts will be accurate or that we will not face delays in our clinical trials. Enrollment in our clinical trials is dependent on obtaining clearance from regulatory authorities in each country in which they will be conducted. To date, authorities in several countries have declined clinical trial applications or requested additional data or information prior to authorizing such applications in those countries. If we are unable to provide sufficient responses to the regulatory authorities during the conduct of the studies, they may be delayed.

There may be concurrent competing GHD clinical trials that will inhibit or slow our enrollment in any Phase 3 clinical trial or other trials we conduct. If we experience delays in enrollment, our ability to complete any clinical trial could be impaired and the costs of conducting the trial could increase, either of which could have a material adverse effect on our business.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all.  For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer intended for our ongoing Long-term Safety Study, and the FDA subsequently issued a partial clinical hold related to the use of any material produced by this new manufacturer.  The FDA ultimately lifted the partial clinical hold in June 2014.  And then in early 2015, following initiation of the VELOCITY trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold. We provided the requested information to the agency and this second partial clinical hold was lifted in June 2015.  There can be no assurance, however, that we will not be subject to similar FDA actions in the future, or that such actions will not cause delays in our clinical studies.

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

Our product candidate, somavaratan, has not completed clinical development. The risk of failure of clinical development is high. It is impossible to predict when or if somavaratan or any future product candidates will prove safe enough to receive regulatory approval. Undesirable side effects caused by somavaratan or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or  foreign regulatory authorities.

Somavaratan is in active development for pediatric GHD and adult GHD, and safety data have been reported from seven clinical studies of somavaratan in GHD patients. In these studies, adverse events associated with somavaratan administration have generally been mild or moderate and transient and have been observed most frequently at or shortly following administration of the first dose. Suspected serious adverse drug reactions have been rare. In the pediatric GHD studies, adverse events potentially related to somavaratan that occurred in 5% or more of patients included: injection site pain, injection site erythema, headache, pain in extremity, and arthralgia. In the adult GHD studies, adverse events potentially related to somavaratan that occurred in 5% or more of patients included: injection site erythema, injection site pain, headache, arthralgia, injection and site edema. However, we cannot provide assurance that serious adverse events or clinically meaningful adverse events will not occur at a higher rate in current or future clinical trials or that side effects in general will not prompt the discontinued development of somavaratan or any future product candidates.

In addition, the administration of therapeutic proteins including recombinant hGH occasionally causes an immune response, resulting in the creation of antibodies against the protein. The antibodies may be transient or persistent and can have no effect or can neutralize the activity of the protein or accelerate its clearance. Antibodies, including the rare occurrence of neutralizing antibodies, have been observed in the somavaratan clinical trials and while they had no effect on occurrence of adverse events, their overall clinical relevance must be assessed in our Phase 3 clinical trials. Due to potential safety, efficacy, immunogenicity, or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market somavaratan or any future product candidates, which could prevent us from ever generating revenue or achieving profitability. Results of our trials could reveal an unacceptably high severity or prevalence of side effects or antibodies. In such an event, our trials could be suspended or terminated and the FDA or foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

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
•

the FDA may require the establishment or modification of Risk Evaluation Mitigation Strategies, or REMS, or a foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;

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

Somavaratan has never been manufactured for commercial use, and there are risks associated with scaling up manufacturing and validating the process for production of commercial material. In addition, to successfully commercialize somavaratan, we must design, manufacture, and gain regulatory approval of a delivery device to safely, effectively, and conveniently administer somavaratan in relevant patient types.

Somavaratan has been successfully manufactured for use in clinical studies but there are risks associated with scaling up manufacturing to commercial scale and validating the commercial production process including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we could otherwise obtain regulatory approval for somavaratan, there is no assurance that our manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.

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

To commercialize somavaratan, we must design, manufacture, and gain regulatory approval of a delivery device to safely, effectively and conveniently administer the drug. In May 2016, we entered into a Manufacture and Supply Agreement with Owen Mumford Limited, under which they will manufacture a proprietary disposable autoinjector device for the administration of somavaratan and assemble the final combination product. Manufacturing of a precision medical device like the autoinjector is complex and introducing a novel device requires designing, production of prototypes, extensive testing and modification, and production of custom tools and molds.  If we and Owen Mumford are unable to develop and validate a suitable manufacturing process for the device, our commercialization efforts would be impaired, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies that are in various stages of clinical development by companies both already participating in the rhGH market as well as potential new entrants, principally Aileron Therapeutics, Althea, Ambrx, Ascendis, Bioton S.A., Critical Pharmaceuticals, Dong-A, GeneScience, Genexine, Hanmi, LG Life Science, OPKO Health, Inc. (in collaboration with Pfizer, Inc.) and all of the existing global and regional rhGH franchises.

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

We have and may continue to form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for somavaratan or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our approved products, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2016, we had an accumulated deficit of $267.1 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the initial public offering of our common stock in March 2014, and public offerings of our common stock in January 2015 and October and November of 2016. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:

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

To date, we have not generated any revenues from commercial product sales, or otherwise. Even if we are able to successfully achieve regulatory approval for somavaratan or any future product candidates, we do not know when any of these products will generate revenue from product sales for us. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with current and any future collaborators, to successfully commercialize products, including somavaratan or any product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from somavaratan or any future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including our ongoing Long-term Safety Studies and Phase 3, Phase 2/3, and Phase 2 clinical trials of somavaratan, successfully and on a timely basis;
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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any current and potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2016, we had approximately $160.4 million in cash and cash equivalents, and we received an additional $59.2 million in net proceeds from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not independently conduct clinical studies of our lead product candidate, somavaratan. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we currently rely on ResearchPoint Global to oversee and manage the Long-term Safety Study and global Phase 3 pediatric trial of somavaratan. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on third-party contract manufacturing organizations to manufacture and supply somavaratan, including our autoinjector device. If our manufacturers and suppliers fail to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new supplier or manufacturer. We may also face delays in the development and commercialization of our product candidates.

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

The autoinjector through which we intend somavaratan to be administered is a new medical device, which we believe could provide somavaratan stability for approximately 30 days at room temperature, but that has not been approved or cleared in any jurisdiction. We therefore expect to seek regulatory approval for a drug/device combination product including somavaratan and the autoinjector. The autoinjector will be manufactured by Owen Mumford Limited in the United Kingdom. We cannot assure that the autoinjector will be manufactured in compliance with all applicable device QS requirements in a manner acceptable to applicable regulatory authorities, or that the autoinjector will provide longer term stability of somavaratan at room temperature. In addition, we are reliant upon Owen Mumford as the sole supplier of the autoinjector and if it is unable to supply the device at the volume required for conduct of our clinical trials and potential commercialization, the availability of somavaratan may be impacted.

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

Our current and potential future license or collaboration agreements for somavaratan or any other product candidate may place some or all aspects of the development and commercialization of somavaratan or other product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We have entered into and may in the future enter into additional license or collaboration agreements with third parties for the development or commercialization of somavaratan or future product candidates. In August 2016, we entered into an Exclusive License and Supply Agreement, or the Teijin License, with Teijin Limited, or Teijin, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import or otherwise commercialize in Japan any pharmaceutical product incorporating somavaratan. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include pharmaceutical and biotechnology companies such as Teijin. Because such collaborators are independent third parties, they may be subject to different risks than we are and may have significant discretion in, and different criteria for, determining the efforts and resources they will apply related to their agreements with us. We may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to any such collaborations. For instance, under the Teijin License, while we are responsible for the ongoing Japanese Phase 2/3 clinical trial of somavaratan, Teijin will be responsible for commercialization activities in Japan.

•

Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in their strategic focus, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities.

•

Collaborators may assume responsibility for conduct of clinical trials for product candidates in certain geographies and may fail to conduct such trials, may conduct them improperly, or may generate data inconsistent with the data from our clinical trials.  For example, Teijin has the right to conduct certain clinical trials of somavaratan in Japan and if such trials generate data that conflicts with the VELOCITY trial or other Versartis-sponsored studies, the approvability or labeling of the product may be impacted in the US, Europe and other jurisdictions outside Japan.

•

Collaborators may assume responsibility for seeking or maintaining regulatory approvals, pricing, government reimbursement approval, and public and private formulary placements.  Failure to effectively obtain such approvals and clearances will substantially impact the commercial potential for the product candidate.  For example, following completion of the Phase 2/3 study of somavaratan in Japan, Teijin will become responsible for Japanese regulatory activities, including submitting the Japanese New Drug Application (JNDA) to the PMDA to obtain initial marketing approval.

•

Collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing.

•

Collaborators may be required to conduct duplicate analytical testing of a product candidate or approved product upon importation to a specific jurisdiction.  If, for example, Teijin conducts limited release testing of somavaratan for sale in Japan, data generated could be inconsistent with the testing conducted by BI or other third parties upon initial release, which would require investigation and resolution and could impact our ability to continue distribution of released material.

•	Collaborators could acquire or independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates.
•

A collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution. For example, Teijin is responsible for all sales, marketing and related activities for somavaratan in Japan and if it fails to adequately resource these functions, the product is unlikely to reach expected revenue targets for Japan.

•

The actions of a collaborator may create liability for us as the global manufacturer of a product candidate, either directly or through indemnification obligations defined in license, collaboration or other agreements.

•

Collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability.

•	Collaborators may publish or otherwise publicly present or disclose information regarding our product candidates, including laboratory data or the results of preclinical or clinical research.
•

Disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our product candidates or that results in costly litigation or arbitration that diverts management attention and resources;

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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

As of October  31, 2016, we had 53 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We license substantially all of the intellectual property relating to somavaratan from Amunix. We do not presently own any issued patents or pending patent applications, and our license agreement with Amunix provides that inventions relating to somavaratan are owned by Amunix. We are therefore dependent on Amunix to apply for, prosecute, maintain, defend and, in some cases, enforce the patent rights necessary to conduct our business. However, we cannot be certain this will be done in a manner consistent with the best interests of our business. The process of applying for patents is expensive and time-consuming, and Amunix may not, or may not be able to, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or Amunix will fail to identify patentable aspects of our respective research and development output before it is too late to obtain patent protection. While Amunix has obtained a number of patents relating to the XTEN technology, and applied for a number of other patents relating to the XTEN technology in general, and somavaratan in particular, we cannot assure you that any pending or future applications will result in issued patents, and the existing Amunix patents that we license, and any future patents they obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing products and technologies. Under our license agreement with Amunix, we are obligated to use commercially reasonable efforts to develop and commercialize certain products that we license from Amunix and to maintain minimum rates of spending on research, development and commercialization. In exchange, we retain a limited, exclusive license from Amunix to relevant patents and know-how related to XTEN technology. If we fail to fulfill our obligations under the agreement, Amunix could terminate the agreement.

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

Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. For example, Novo Nordisk A/S filed oppositions to two issued European patents relating to the XTEN technology. One of the oppositions resulted in an adverse initial decision by the European Patent Office that is currently under appeal.  The patent remains in effect until complete adjudication of the appeal, which typically is a multi-year process.  An adverse final determination in any such proceeding could reduce the scope of, or invalidate, our important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we hold material service agreements with certain parties, including Amunix, and disagreements may therefore arise as to the ownership of any intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.

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

In addition to patent protection, we rely upon confidential proprietary information, including trade secrets, unpatented know-how, technology and other proprietary information, to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in the market. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. These agreements are designed to protect our proprietary information, however, we cannot be certain that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets, or that technology relevant to our business will not be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. In addition, intellectual property laws in foreign countries may not protect trade secrets and confidential information to the same extent as the laws of the United States. If we are unable to prevent disclosure of the intellectual property related to our technologies to third parties, we may not be able to establish or maintain a competitive advantage in our market, which would harm our ability to protect our rights and have a material adverse effect on our business.

We may not be able to protect and/or enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive to us and to our licensors. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we or our licensors do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost to us and divert our efforts and attention from other aspects of our business.

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

If our third party licensors do not obtain a patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of the U.S. patents covering our approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we or our licensors may not be granted patent term extension either in the United States or in any foreign country in the event, for example, we or our licensors fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

For example, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the European Medicines Agency or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In Japan, the PMDA of the Ministry of Health Labour and Welfare, or MHLW, must approve an application under the Pharmaceutical Affairs Act before a new drug product may be marketed in Japan.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through October 31, 2016 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of October 31, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 80% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of The NASDAQ Global Select Market, or NASDAQ. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel are devoting and will continue to need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014
3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014
4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014
10.1*^	Exclusive License and Supply Agreement by and between Versartis, Inc. and Teijin Limited dated August 5, 2016
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
^	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
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

VERSARTIS, INC.
(Registrant)

Date: November 4, 2016	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Financial Officer (Principal Financial and Accounting Officer)