Form 10-K
period 2016-12-31
Versartis, Inc.
filed 2017-03-10
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $91,229,007.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2017 was 35,046,325.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 25, 2017, are incorporated by reference into Part III of this Report.

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Versartis,” “we,” “us” and “our” refer to Versartis, Inc

Item 1. Business.

Overview

Versartis, Inc. is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor adherence, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3 billion in 2015. Based on market research, we believe that the market for daily rhGH products can continue to grow up to $4 billion following the launch of long-acting rhGH therapies.  Somavaratan dosed twice-monthly, is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections, potentially improving adherence and, therefore, treatment outcomes. Accordingly, we believe somavaratan may take significant market share.

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

There are currently seven daily rhGH products marketed in the United States for the treatment of GHD. We are pursuing the same regulatory pathway for somavaratan followed by most of these products for pediatric GHD patients: a dose-finding study and a Phase 3 registration trial with a primary endpoint of mean Year 1 height velocity. Mean height velocity refers to the mean height change of the individuals in a treatment group over a specified time period. Somavaratan dosed twice-monthly, is administered twice-monthly utilizing a fine-gauge needle (generally a 30 gauge in the majority of patients), which is comparable to the needle sizes commonly used for daily rhGH products.

Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. In the completed Phase 1b of our Phase 1b/2a pediatric GHD clinical trial, we selected insulin-like growth factor-I, or IGF-I, which is a commonly used marker, as the primary pharmacodynamic marker to measure the effect of somavaratan treatment. All subjects had relative IGF-I deficiency at baseline, and the increase from baseline in the 30 day average IGF-I standard deviation score, or IGF-I SDS, was proportional to dose, enabling the development of a pharmacokinetic/pharmacodynamic, or PK/PD, model. Based on this PK/PD model, in the Phase 2a stage of our clinical trial, which concluded in June 2014, a total monthly dose of 5.0 mg/kg of somavaratan was administered to pediatric GHD patients either weekly, twice-monthly or monthly. Over the six months of treatment with somavaratan in the Phase 2a stage of the study, somavaratan was found to be safe and well tolerated in these pre-pubertal GHD children. In all three dose groups, somavaratan maintained mean IGF-I increases over baseline and within the lower part of the therapeutic range (which we define as the portion of the therapeutic range with an IGF-I SDS from -1.0 to 0.0) without IGF-I overexposure, confirming the PK/PD model developed from the Phase 1b stage of the study. In addition, we demonstrated that six months of dosing of somavaratan, when given at weekly, twice-monthly and monthly intervals, achieves annualized six-month height velocity (which was the study’s primary endpoint) comparable to the annual height velocity for similar GHD children given a dose of daily rhGH that is the highest approved dose on the labels of Genotropin® (Pfizer) and Norditropin® (Novo Nordisk).

Upon completion of the Phase 2a stage of the trial, we offered patients the opportunity to participate in our ongoing long-term safety study, also known as our VISTA study (formerly referred to as the Extension Study), and to continue with somavaratan treatment. Approximately 95% of the patients completing the Phase 2a stage elected to participate in the VISTA Study.  Based on the data from the Phase 1b/2a trial, we were able to successfully develop and confirm the PK/PD model that enabled us to increase the dose of somavaratan to 3.5 mg/kg twice-monthly.  All patients received the 3.5 mg/kg twice-monthly dose in the second year of treatment.

We now have 30-month data of somavaratan administration in pediatric GHD patients. As of December 2016, the 30-month data demonstrate that somavaratan was well tolerated with no safety signals over 30-months of exposure. The study discontinuation rate was in line with expectations after 30-months of ongoing treatment. Adherence to the dosing schedule was nearly 100% through 30-months of at-home treatment, which supports twice-monthly dosing. The mean Year 2 height velocity for somavaratan is comparable to U.S. daily dosing data from the National Cooperative Group Study database, or NCGS database. The results of the VISTA study to date have demonstrated a dose response in both IGF-I levels and height velocity supporting the selection of the 3.5 mg/kg somavaratan twice-monthly as the Phase 3 dose. To date, the 3.5 mg/kg twice-monthly dose of somavaratan has been found to be safe and well tolerated with only a few mild transient adverse events in a minority of the patients.

We have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial, and completed enrollment in the VELOCITY trial at U.S., Canadian and European sites in August 2016.  For the VELOCITY trial, we have enrolled 137 patients in a 3:1 randomization comparing 3.5 mg/kg of somavaratan twice-monthly to 34 µg/kg/day of rhGH, which is the highest approved dose on the labels of Genotropin® and Norditropin®. The primary endpoint for the study is non-inferiority between the two treatment groups based upon mean Year 1 height velocity results. We expect top-line data from the VELOCITY trial in the third quarter of 2017.  We also continue to administer somavaratan to patients enrolled in our ongoing VISTA Study, which includes rollover patients who have completed the Phase 2a trial and the VELOCITY trial, as well as new treatment-naïve patients.

In September 2016, we completed the Phase 2 portion of our pediatric GHD Phase 2/3 registration trial in Japan and we have initiated enrollment in the Phase 3 portion of this study using the same dose of 3.5 mg/kg twice-monthly as used in the VELOCITY trial following a successful End-of-Phase 2 meeting with Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA.  All patients will receive somavaratan at 3.5 mg/kg twice-monthly.  In addition, we will be conducting a long-term safety study in Japan to obtain additional information on switching GHD children currently on daily rhGH therapy to somavaratan therapy and on the long-term safety of somavaratan.

In August 2015, we initiated an adult GHD Phase 2 trial, which we refer to as the VITAL trial. We completed enrollment in the VITAL trial in April of 2016, completed the Phase 2 trial in October 2016 and, as previously disclosed, presented the data in November 2016. We have since initiated a long-term safety study, which we refer to as the Protocol 15VR8 trial, where we have begun transitioning patients completing the VITAL trial to twice-monthly somavaratan dosing. We believe that twice-monthly somavaratan dosing in GHD adults would offer a significant advantage in convenience and adherence over the weekly rhGH products in clinical development by other companies

In addition to GHD, we may develop somavaratan for additional growth disorders, such as idiopathic short stature, or ISS, small for gestational age, or SGA, and Turner Syndrome, which together accounted for approximately 30% of the global rhGH market in 2015. As part of our product life cycle management strategy following the planned Biologics License Application, or BLA, submission for somavaratan, we have been working on a higher concentration formulation of somavaratan as a follow-on to our current 100 mg/mL formulation.  This formulation has the potential to offer pediatric patients an option for monthly dosing and positions us to pursue clinical trials in indications like ISS, SGA and Turner Syndrome that require higher doses than the labeled doses for rhGH in pediatric GHD patients.

We have worldwide development and commercialization rights to somavaratan outside of Japan, where we have partnered with Teijin Limited, or Teijin, a pharmaceutical company based in Japan, for commercialization and further development. If somavaratan is approved, we believe it has the potential to capture a significant share of the existing rhGH market. We intend to market somavaratan in North America through a specialty sales force of approximately 50 people, targeting high-prescribing pediatric endocrinologists. In Europe we may pursue a similar commercialization strategy or seek collaboration, distribution and/or marketing arrangements with third parties.

In August 2016, we entered into an Exclusive License and Supply Agreement with Teijin, referred to as the Teijin Agreement, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan, while we retain exclusive rights to somavaratan in the rest of the world.  In exchange for such rights, we received an upfront payment of $40 million from Teijin, as well as the potential to receive a development milestone of $35 million, regulatory milestones of up to $55 million, and sales milestones of up to $35 million, in addition to sales based payments.

Under the Teijin Agreement, the development and commercialization of somavaratan products in Japan will be overseen by a joint steering committee composed of representatives of Teijin and us. We will be responsible for completing (at our expense) all ongoing clinical studies, including the current pediatric Growth Hormone Deficiency (GHD) Phase 2/3 trial, and its related extension study, and we will also be responsible for a portion of the costs associated with any additional trials, if they are required by the Japanese authorities for approval of the Marketing Authorization Application, or MAA, in Japan in the pediatric indication, up to a cap on our share of such costs of $5 million.  Following the MAA submission in Japan, Teijin will be responsible for conducting any additional Japanese studies for the pediatric or any other indications, at its expense.

We are required, under the Teijin Agreement, to supply Teijin with its clinical and commercial requirements for product for Japan.  In exchange for delivering finished product for commercial use, we will receive a combination of a running royalty and transfer pricing based upon net sales of the product in Japan, in a percentage ranging from the high-20s to mid-30s.

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

We are led by a team of experienced biotechnology industry executives and recognized experts in the treatment of GHD who bring significant capabilities in the development and commercialization of a novel long-acting rhGH therapy. Our management team includes:

•

Jay P. Shepard, our President and Chief Executive Officer, who has more than 34 years of pharmaceutical, biotechnology and drug delivery expertise most recently as an Executive Partner at Sofinnova Ventures, Inc., a healthcare-focused venture capital firm, where he leveraged his industry expertise in support of the firm's portfolio companies and served as Executive Chairman of our Board of Directors since early 2014.  Previously, he was President and Chief Executive Officer of NextWave Pharmaceuticals Inc., a pediatric-focused company acquired by Pfizer Inc.; President and Chief Executive Officer of Ilypsa Inc., a nephrology company acquired by Amgen Inc.; and interim President and Chief Executive Officer of Relypsa, Inc.

•

Joshua T. Brumm, our Chief Operating Officer and Chief Financial Officer, who has previously led finance teams for both emerging growth biotechnology and medical device companies, including Pharmacyclics, Inc. and ZELTIQ Aesthetics, Inc. Mr. Brumm has extensive commercial and operating experience in addition to having completed a number of financial and strategic transactions.

•

Colin Hislop, M.D., our Chief Medical Officer, who has more than 27 years of drug development experience in a variety of therapeutic areas, including endocrine disease. Most recently, he was Chief Medical Officer of Anthera Pharmaceuticals, Inc. Dr. Hislop has supported the in-licensing of compounds for development as well out-licensing and partnership opportunities. He has been involved in numerous regulatory interactions for drugs spanning from before investigational new drug status to advisory committee meetings for approval.

•

Paul Westberg, Senior Vice President and Chief Business Officer, who has more than twenty years of transactions, operations, and advisory experience focused on advancing innovative technologies/products in the life sciences sector. Mr.

Westberg was previously Vice President of Business Development of Bayhill Therapeutics and responsible for the company's licensing activities and was a key contributor to its private equity fundraisings, IPO preparations and operational activities.

•

Michael Burdick, our Senior Vice President of Regulatory Affairs, has more than 31 years of experience in regulatory affairs and drug development in pharmaceutical and biopharmaceutical industries.  He has led multiple successful regulatory submissions in the U.S., Europe and other countries, but most recently he led the regulatory development activities for SMT-101, an investigational drug-device combination product for the treatment of pulmonary arterial hypertension at SteadyMed Therapeutics, Inc. and the NDA submission and approval activities for Quillivant XR® at NextWave Pharmaceuticals Inc.

•

Bert Bakker, M.D., Ph.D., our Senior Vice President of Medical Affairs, a pediatric endocrinologist who has been treating children with GHD for more than 31 years and managed the registry rhGH products for Genentech Inc, or Genentech. Dr. Bakker has also led the clinical development of a long acting rhGH candidate.

•	Eric Humphriss, M.B.A., our Vice President of Global Clinical Operations, managed Genentech’s pediatric GHD registry.
•

Patrick Murphy, our Vice President of Manufacturing, was part of the team that manufactured the first rhGH product, Protropin®, while at Genentech, and was also involved in production of Protropin®, Nutropin®, Nutropin Depot® and Nutropin AQ®, while at Genentech.

•

Greg Yedinak, Vice President of Device & Pharmaceutical Development, has developed and led manufacturing of ZP Patch Technology® and was also involved in production of Protropin®, Nutropin® and Nutropin AQ®, while at Genentech.

•	Keith Lui, Vice President, Marketing, who led the launch of Imbruvica® and ZELBORAF® and worked on the marketing teams for Avastin® and Rituxan®.

Our strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing therapeutics. The key elements of our strategy are to:

•

Complete the clinical development of and seek regulatory approval for twice-monthly dosing of somavaratan for the treatment of GHD in children in North America, Europe, and Japan. We are currently focused on independently completing the clinical development of somavaratan in pre-pubertal naïve to treatment children with GHD. In early 2015, we initiated a Phase 3 registration trial in North America and Europe, and completed enrollment in August 2016. The Phase 3 trial is designed to demonstrate non-inferiority of somavaratan compared to the current standard of care, daily rhGH at the highest approved dose on the labels of Genotropin® and Norditropin® (34 µg/kg/day), with mean Year 1 height velocity as the primary efficacy endpoint. We expect to report top-line mean Year 1 height velocity results in the third quarter of 2017. In Japan, we have completed the Phase 2 portion of our pediatric GHD Phase 2/3 registration trial and, in September 2016, initiated enrollment in the Phase 3 portion of this study. Long-term safety studies will be conducted for patients who complete the Phase 2 or Phase 3 portion of the trial to gather long-term safety data as well as data on switching patients from daily rhGH therapy to somavaratan treatment.

•

Complete the clinical development of and seek regulatory approval for twice-monthly dosing of somavaratan for the treatment of GHD in adults in North America, Europe, Australia and other countries. In our Phase 1a clinical trial in adult GHD patients, we demonstrated the potential for monthly dosing. We believe that over half of the adults diagnosed with GHD either refuse therapy or stop therapy due to the burden of daily injections. In the first half of 2015, we met with the FDA and sought scientific advice from the EMA regarding our planned registration strategy in GHD adults. We initiated a Phase 2 open label dose-finding trial in September 2015, completed enrollment in April 2016, and presented data in November 2016, including the selection of twice-monthly dosing for Phase 3. We will propose a Phase 3, randomized, double blind, placebo controlled study to evaluate changes in body composition, such as total fat mass or truncal fat mass, with twice-monthly dosing of somavaratan. Our study design will be comparable to that used for approval of daily rhGH products for use in GHD adults. We anticipate initiating the Phase 3 registration trial in 2017 in North America, Europe and Australia.  The Protocol 15VR8 trial was initiated in February 2016. This long-term safety study is open to enrollment for patients who complete the Phase 2 or Phase 3 trials as well as new patients.

•

Commercialize somavaratan independently in North America with a specialty sales force, and identify a commercialization strategy in Europe and other countries to maximize our returns. We believe that a long-acting product candidate like somavaratan, if approved for pediatric GHD, could take significant market share from currently marketed products, all of which require daily injections. Of the over $3 billion and growing global rhGH market, we believe that sales of rhGH products for pediatric GHD currently represent approximately $1.5 billion. We believe the United States and European markets for rhGH for pediatric GHD currently represent approximately $500 million each, and that the global market for rhGH for adult GHD is currently approximately $300 million. If somavaratan receives marketing approval, we plan to commercialize it in North America ourselves with a specialty sales force of approximately 50 people targeting high-prescribing pediatric endocrinologists. In Europe and other countries, we may pursue a similar commercialization strategy or seek collaboration, distribution and/or marketing arrangements with third parties.

•

Evaluate registration and commercialization, in collaboration with Teijin, in Japan. The market for daily rhGH products in Japanese GHD children was approximately $500 million in 2015. The dose of rhGH used in Japan (25 µg/kg/day) is lower than that used in the United States (43 µg/kg/day) leading to lower efficacy in Japanese GHD children compared to U.S. GHD children. Somavaratan, if approved in Japan at the same dose as in the United States, may offer Japanese GHD children an opportunity to achieve similar height velocity to GHD children in the United States. We aim to demonstrate in the Phase 2/3 registration trial in Japanese GHD children that the mean Year 1 height velocity achieved with somavaratan will be better than that observed historically using the approved daily rhGH dose. The potential for improved adherence and better treatment outcomes with somavaratan in Japan may provide significant differentiation from the currently marketed rhGH products. In August 2016, we entered into an Exclusive License and Supply Agreement with Teijin, pursuant to which we granted to Teijin our exclusive license to develop, use, sell, import or otherwise commercialize in Japan any pharmaceutical product incorporating somavaratan.

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

Growth hormone deficiency

GHD is a chronic disease with multiple causes that can affect two distinct patient groups, pediatric patients and adult patients. The disease leads to significant health problems in both pediatric and adult patients, and untreated patients face increased mortality. There are currently seven marketed daily rhGH products in the United States for the treatment of GHD. However, a key limitation of these products is the burden of daily injections, which can limit adherence and lead to suboptimal treatment outcomes. As such, we believe that there is a significant unmet need for an improved therapeutic option for both pediatric and adult GHD patients.

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

All currently marketed rhGH products in the United States—Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), ZomactonTM (Ferring Pharmaceuticals) and Omnitrope (Sandoz GmbH)—are administered by daily subcutaneous injections, and no major pharmacological differences are known to exist between these products with respect to safety or efficacy. The daily rhGH dose for these marketed products for the treatment of pediatric GHD ranges from a low dose of 25 rhGH/kg/day, as approved in Japan to the highest dose used in children of 43 µg rhGH/kg/day, commonly used in the US. The highest FDA labeled dose is 34 µg rhGH/kg/day, which is the dose commonly used in Europe.  Despite approvals as early as 2006, biosimilars represented less than 15% of the market in 2014, even with initial price discounts of 20% to 30% relative to branded products.  One biosimilar manufacturer has since abandoned its initial discounting strategy in favor of pricing and marketing strategies similar to those used by manufacturers of branded products. Manufacturers of the branded products continue to emphasize novel delivery methods and devices along with complementary services in order to differentiate themselves from each other as well as to minimize the impact of any future biosimilars. Existing rhGH products are available as a lyophilized powder with diluents, or rhGH for injection using vial and syringe, autoinjectors or pen devices.

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

Attributes of somavaratan

Somavaratan was engineered using XTEN technology to extend the residence time in the bloodstream by reducing the clearance of rhGH from the body by the two primary mechanisms, kidney filtration and receptor mediated clearance. XTEN technology was developed by Amunix Operating, Inc., or Amunix, and involves the use of novel sequences of hydrophilic amino acids that can be genetically fused to a desired protein, such as rhGH in the case of somavaratan. These novel sequences have been shown to be non-immunogenic and to enable the tuning of therapeutic protein properties to obtain the desired pharmacological properties in vivo. In somavaratan, a long N-terminal XTEN sequence, XTEN1, is added to rhGH as a fusion protein, increasing the hydrodynamic size of the rhGH and thereby reducing glomerular filtration. A C-terminal XTEN sequence, XTEN2, is also added to potentially reduce receptor mediated clearance by decreasing receptor binding. Somavaratan (119 kDa) has a molecular weight 5.4 times greater than rhGH (22 kDa). The difference in molecular weight is the result of the additional XTEN polypeptide chains, and no changes have been made to the rhGH sequence. In published preclinical studies, somavaratan has been demonstrated to have the same dose dependent biological effects on IGF-I secretion and bone growth as rhGH.

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

We believe somavaratan has the following advantages that support its rapid development:

•

Somavaratan has a longer half-life than daily rhGH products and may offer a significantly more convenient dosing solution for GHD patients. Somavaratan has been shown in our clinical trials to have the advantage of a longer half-life and potentially require less frequent dosing than daily rhGH. In our Phase 1a clinical trial in adults with GHD, somavaratan had a mean elimination half-life of 131 hours at the highest dose tested, representing at least a thirty-fold increase in half-life as compared to the two to four hour half-lives reported for subcutaneously administered rhGH. The prolonged half-life of somavaratan provided sustained pharmacodynamic responses that lasted over the duration of each dosing interval tested in the Phase 2a stage of our pediatric GHD Phase 1b/2a clinical trial: weekly, twice-monthly and monthly. In the Phase 2a stage, somavaratan dosed weekly, twice-monthly or monthly was demonstrated to have comparable safety and efficacy to daily rhGH at highest approved dose on the labels of Genotropin® and Norditropin®.  After the first month and during six months of somavaratan treatment, there were no meaningful differences in successive IGF-I SDS peaks or troughs, indicating no accumulation of somavaratan and IGF-I and no decrease in IGF-I responses with repeat dosing at these intervals.  Based on this data from the Phase 1b/2a trial, we were able to successfully develop and confirm a PK/PD model. This model enabled us to increase the dose of somavaratan to 3.5 mg/kg twice-monthly in the second year of the VISTA study.

•

Somavaratan has demonstrated an attractive safety and tolerability profile in GHD children. In our clinical program to date, somavaratan has been generally well-tolerated with no serious or unexpected adverse events.  In particular, lipoatrophy, a localized loss of fat tissue that can be stimulated by a sustained exposure of adipocytes to rhGH in the subcutaneous injection site, has not been seen after repeated doses with over two years of exposure in the Phase 2a stage of our Phase 1b/2a clinical trial or in the ongoing VISTA study. In Japan, safety, PK and PD observed in Japanese GHD children dosed with somavaratan during the Phase 2 stage of the trial were comparable to those collected previously in U.S. children treated with somavaratan during our single dose Phase 1b study. Somavaratan was generally well-tolerated, and the safety profile of somavaratan was characterized by primarily mild to moderate and transient related adverse events (AEs) consistent with those typically reported and observed in children starting daily rhGH in Japan. In the ongoing Phase 2 extension study, one potentially related serious AE (seizure) was reported in a child with both a medical history and clinical findings consistent with a preexisting condition. We expect data from the Phase 2 stage will be available during the first half of 2017.  Additionally, there have been no reports in our clinical trials of somavaratan of common problems that were observed in prior studies of long-acting formulations, such as nodule formation at the injection site. In the Phase 1b/2a and ongoing VISTA study, somavaratan was found to be safe and well tolerated over 30-months of treatment exposure. The number of adverse events continued to decrease over the 30-months of therapy.  Patients on the 2.5 mg/kg twice-monthly and 5.0 mg/kg monthly arms stayed on the same dose for Year 1 and in Year 2, all subjects were transitioned to receive 3.5 mg/kg somavaratan twice-monthly. All subjects in the weekly dosing cohort were transitioned to the higher dose at different points during the first six months of the VISTA study. All patients received the 3.5 mg/kg twice-monthly dose in the second year of treatment. There has been no indication of accumulation of somavaratan and IGF-I and no decrease in IGF-I responses with repeat dosing at the 3.5 mg/kg twice-monthly dose. We now also have a large number of patients moving into their fourth year of somavaratan treatment in our ongoing VISTA study. In our Phase 3 clinical trial, somavaratan is being administered using a fine-gauge needle, which is comparable to the needle sizes typically used for daily rhGH products. At the pediatric Phase 3 dose of 3.5 mg/kg twice-monthly, a majority of the patients are currently receiving a single injection. The attractive safety and tolerability profile of somavaratan in GHD children is especially important in the context of rhGH as a chronic therapy.

•

Somavaratan has the potential to provide comparable efficacy to the highest approved dose on the labels of Genotropin® and Norditropin®. In the completed Phase 2a stage of our Phase 1b/2a clinical trial, we demonstrated that weekly, twice-monthly and monthly somavaratan dosing maintained mean IGF-I increases over baseline and within the lower part of the therapeutic range without IGF-I overexposure, confirming the PK/PD model developed from the Phase 1b stage of the study. We also demonstrated that six months of dosing of somavaratan, when given at weekly, twice-monthly and monthly intervals, achieves a mean annualized six-month height velocity (which was the study’s primary endpoint) comparable to the annual height velocity for similar GHD children given at 34 µg rhGH/kg/day, which is the dose commonly used in Europe and is the highest FDA approved dose on the labels of Genotropin® and Norditropin®. In the VISTA study to date, data are available for pediatric GHD patients who have 30-months of continuous somavaratan dosing.  The results of the VISTA study to date have demonstrated a dose response in both IGF-I levels and height velocity supporting the selection of 3.5 mg/kg somavaratan twice-monthly as the pediatric Phase 3 dose.

•

Somavaratan has the potential to achieve greater height velocities compared to daily rhGH approved for use in Japanese GHD children. In Japan, children with GHD treated with daily rhGH receive the lowest dose of any developed country (the only approved dose in Japan is 25 µg/kg/day). As a result, GHD children treated with rhGH in Japan have a lower rate of first-year growth than GHD children treated with rhGH at 43 µg/kg/day in the United States. Despite the lower approved dose in Japan, the Japanese government pays a higher price per unit of rhGH and a similar price per patient as compared to pricing in the United States. As such, somavaratan may offer the opportunity to provide Japanese GHD children with height velocities comparable to GHD children in the United States, which could be better than that observed historically with the current Japanese approved daily rhGH dose.  In September 2016, we completed the Phase 2 portion of our pediatric GHD Phase 2/3 registration trial in Japan and have initiated enrollment in the Phase 3 portion of this study following a successful End-of-Phase 2 meeting with Japan’s PMDA.  All patients will receive somavaratan at 3.5 mg/kg twice-monthly.

•

Somavaratan is being studied as a twice-monthly dosing regimen in GHD adults, the same schedule as in the pediatric indication. The successful demonstration of twice-monthly dosing in the pediatric Phase 1b/2a trial combined with the results of our completed Phase 2 trial, which we refer to as the VITAL trial, in GHD adults support the development of a twice-monthly somavaratan dosing regimen in GHD adults. Currently, GHD adults receive daily rhGH injections and titrate their dose of rhGH in order to achieve IGF-I responses in the normal range. From our current knowledge of the PK/PD profile of somavaratan in GHD adults, we are able to develop dosing algorithms to improve our ability to titrate GHD adults to the appropriate twice-monthly somavaratan dose to achieve IGF-I levels in the normal range leading to beneficial changes in body composition. Because GHD adults require significantly lower doses of rhGH or somavaratan than GHD children, we are typically able to dose GHD adults with the current somavaratan formulation twice-monthly with a single injection using a fine-gauge needle.  Final data from our VITAL trial is expected to be presented at the ENDO meeting in April 2017.

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

•

Optimize somavaratan formulation and market opportunity.  Based on the results of our phase 1b/2a clinical trial, the mean Year 2 height velocity and safety data reported from our ongoing VISTA study, and market research with physicians we believe our current 100 mg/mL formulation dosed twice-monthly at 3.5 mg/kg is very well positioned as our first long-acting entrant to the market. We continue to evaluate our product life cycle management strategy post our initial launch of somavaratan and have been working on a higher concentration formulation of somavaratan as a follow-on to our current 100 mg/mL formulation.  A higher concentration formulation has the potential to offer pediatric patients an option for monthly dosing, possibly following a confirmatory trial. More importantly, a higher concentration formulation would facilitate clinical trials that could enable label expansion and reimbursement for additional indications that require higher doses than the labeled doses for pediatric GHD. The market opportunity in ISS, SGA and Turner Syndrome may be greater than the potential incremental market share gained in pediatric GHD with a monthly product. We will continue to evaluate and prioritize our product strategy and optimize this formulation so we can move forward with clinical trials following our planned BLA submission for somavaratan twice-monthly therapy in pediatric GHD.

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

All subjects completed the study. The highest dose assessed in the Phase 1a study of GHD adults (0.80 mg/kg somavaratan) was reported to be well tolerated, with no significant safety issues observed. A minority of patients reported drug-related adverse events, or AEs. The reported AEs were generally mild, transient and of the type generally expected when rhGH is administered to an adult with GHD. There were no serious or unexpected AEs. There were no laboratory safety signals observed. In addition, somavaratan at 0.80 mg/kg in GHD adults increased mean IGF-I into the customary therapeutic range (IGF-I SDS > - 1.5) for approximately three weeks. GHD adults are typically titrated with daily rhGH to achieve an IGF-I SDS in the normal range. In addition, the dose of rhGH required to achieve normalization of IGF-I is dependent upon the patient’s age and sex. Unlike the above single ascending dose study, the Phase 2/3 registration trial of somavaratan in GHD adults included stratification for age and sex. PK/PD modeling was performed using the Phase 1a results, and this model enables the development of dosing algorithms for patients based upon their age and sex. The Phase 2/3 trial was designed to demonstrate a safe and effective once monthly dose of somavaratan as a single injection with a fine-gauge needle in GHD adults.

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

In the Phase 1b stage, 48 pre-pubertal, naïve to treatment children received a single subcutaneous dose of somavaratan. GHD was diagnosed by medical history, several clinical parameters and paired growth hormone stimulation tests. In ascending order, subjects received somavaratan doses of 0.8, 1.2, 1.8, 2.7, 4.0 or 6.0 mg/kg. Blood samples for PK/PD determinations were obtained at six time points over 30 days. Safety monitoring was carried out for 60 days’ post-dose. Stopping rules were specified by protocol. The membership and activities of the Safety Review Committee, or SRC, were specified in the SRC Charter, which was developed prior to study onset. SRC meetings were successfully concluded prior to each dose escalation; no stopping criteria were met at any time point.

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

Completed Phase 2a stage of the Phase 1b/2a clinical trial

The Phase 2a stage of the Phase 1b/2a study has been completed and enrolled 64 naïve to treatment pre-pubertal GHD children into three dosing arms based upon the PK/PD model from the Phase 1b stage: 5 mg/kg somavaratan once per month, 2.5 mg/kg somavaratan twice-monthly and 1.15 mg/kg somavaratan weekly. Per protocol, upon completion of three months of treatment in 75% of the subjects in the Phase 2a stage of the trial, the SRC met and reviewed the safety of repeat dosing of somavaratan in GHD children in this study. The SRC agreed that it was safe to continue the study and no stopping criteria were met. The primary endpoint of the Phase 2a stage was mean six-month height velocity.

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

In addition, we demonstrated that six months of dosing of somavaratan, when given at weekly, twice-monthly and monthly intervals, achieved mean annualized six-month height velocities (which was the study’s primary endpoint) comparable to the mean annual height velocity for similar GHD children given a dose of daily rhGH that is the highest approved dose on the labels of Genotropin® and Norditropin®. More specifically, the mean annualized height velocity results were compared to age-matched, historical controls of mean Year 1 height velocity from the Pfizer (Kabi) International Growth Study database, or KIGS database as published by Ranke and Lindberg. Using this analysis for the 64 patients enrolled in the Phase 2a stage, the weekly arm had a mean annualized height velocity of 7.6 cm/yr compared to 8.4 cm/yr in a historical control, the twice-monthly arm had a mean annualized height velocity of 8.6 cm/yr compared to 8.3 cm/yr in historical controls and the monthly arm had a mean annualized height velocity of 7.9 cm/yr compared to 8.3 cm/yr in historical controls. There was not a statistically significant difference in height velocity between any of the three dosing frequencies tested.

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

Ongoing Long-term Safety Study in pediatric GHD patients

Upon completion of a Phase 2 or Phase 3 somavaratan clinical study, we offered patients the opportunity to participate in the VISTA long-term safety study (originally referred to as the Extension Study) and to continue with somavaratan treatment. We expect data from this study is expected to be made available in April 2017 for patients completing their third year of treatment and patients completing the Phase 3 study (either treated with somavaratan or daily rhGH).

Based on our PK/PD model and growth and IGF-I results in our Phase 2a study, we increased the dose to 3.5 mg/kg initially in the patients receiving 1.15 mg/kg weekly between months 6 and 12 of exposure and in the monthly and twice-monthly arms at the Year 1 time point. In the Phase 2a stage and continuing in the VISTA study, pediatric GHD patients who initially received the 2.5 mg/kg twice-monthly dose of somavaratan experienced an IGF-I response in the lower part of the therapeutic range similar to that typically achieved from standard European dose of 34 µg/kg/day dose of rhGH.

Two dose groups of pediatric GHD patients, 2.5 mg/kg twice-monthly and 5.0 mg/kg monthly, from the Phase 2a stage were maintained on the same somavaratan dose and regimen until they had received 12 months of continuous treatment and then received the increased 3.5 mg/kg twice-monthly dose in months 12 through 30. As shown in the chart below, mean Year 1 and Year 2 height velocities in these patients were not significantly different from the mean annualized height velocity at earlier time points. Typically, based on observations from existing approved daily rhGH therapies, a decrease in mean height velocity in the second year of treatment would be expected with daily rhGH therapy.

For patients initially on 5.0 mg/kg monthly in Year 1 and subsequently switched to 3.5 mg/kg twice-monthly in Year 2, mean height velocity was 7.96 and 8.27 cm/year in Year 1 and Year 2, respectively. For patients initially on 2.5 mg/kg twice-monthly in Year 1 and subsequently switched to 3.5 mg/kg twice monthly in Year 2, mean height velocity was 8.49 and 8.22 cm/year in Year 1 and Year 2, respectively. For all 57 subjects with growth measurements in Year 2, height velocity was maintained with minimal change (8.08 and 7.83 cm/year in Year 1 and Year 2, respectively).

Comparing these data to reference points in two of the large registry databases of daily GHD patients, the NCGS and KIGS databases, the mean height velocities for daily rhGH therapy in an approximately 8-year old moderate GHD child range from about 6.9 cm in the second year on the 34 ug/kg/day European dose (and highest U.S. labeled dose for Norditropin® and Genotropin®) to approximately 7.9 cm in the second year when dosed at the higher 43 ug/kg/day, which is in line with the dose typically used in the United States.

The percentage of subjects experiencing related AEs in Year 2 continued to decline, and events in general were mild and transient.

Through 30-months of somavaratan treatment, twice-monthly somavaratan treatment maintained IGF-I in the normal range without overexposure and provided continuing catch-up growth.  An increase in somavaratan dose to 3.5 mg/kg twice-monthly has maintained height velocity in Year 2 to a level similar to that reported from the NCGS database for similar aged patients in their second year of therapy with a daily regimen at the standard U.S. dose.

Studies have demonstrated that full adherence with daily growth hormone therapy presents challenges for patients and caregivers, with up-to two-thirds being non-adherent with their dosing schedule. In additional studies, one third to three quarters of children had levels of nonadherence that can be estimated to have reduced efficacy as measured by height velocity. We believe a longer-acting form of growth hormone with reduced injection frequency may lead to increased treatment adherence, and in turn, to better outcomes. Throughout the VISTA study, somavaratan dosing was conducted in a real-world setting with all dosing events completed at home using a vial and syringe. Injections were delivered by either the subjects themselves or their caregiver, the child’s parents in most cases. When comparing the number of expected somavaratan injections to those completed during the VISTA study period, adherence to the dosing schedule was nearly 100%.

The 30-month data of somavaratan in pediatric growth hormone deficiency demonstrates that somavaratan was well tolerated with no safety signals over this time frame. The study discontinuation rate was in line with expectations after 30-months of ongoing treatment. Adherence to the dosing schedule was nearly 100% through 30-months of at-home treatment, which supports twice-monthly dosing. The mean Year 2 height velocity for somavaratan is comparable to U.S. daily dosing data from the NCGS database. There was no decline in somavaratan’s mean Year 2 height velocity with the increased 3.5 mg/kg twice-monthly dose. Declines in height velocity are often seen in the second year of daily dosing. The results of the VISTA study to date have demonstrated a dose response in both IGF-I levels and height velocity supporting the selection of the 3.5 mg/kg somavaratan twice-monthly as the Phase 3 dose. To date, the 3.5 mg/kg twice-monthly dose of somavaratan has been found to be safe and well tolerated with only a few mild transient adverse events in a minority of the patients.

All patients completing the Phase 3 clinical trial, including those receiving daily rhGH therapy, are offered the opportunity for treatment with the 3.5 mg/kg twice-monthly dose of somavaratan in the VISTA study until market approval. These patients could potentially provide data to support the safety of switching patients from daily rhGH to somavaratan therapy. The VISTA study may enroll up to 300 GHD children, and we anticipate that it will continue until any potential product launch of somavaratan, with patients receiving up to three or four years of somavaratan therapy. This study could potentially provide long term safety and efficacy data in support of any application for global market registration.

Pediatric GHD Phase 3 clinical trial in North America and Europe

In early 2015, we initiated a multicenter, randomized, open-label non-inferiority Phase 3 trial, which we refer to as the VELOCITY study, comparing the safety and efficacy of somavaratan to daily rhGH in children with growth failure due to GHD. We have met with the FDA and corresponded with the EMA to develop our Phase 3 registration study for pediatric GHD. The study will take place in approximately 70 pediatric endocrinology centers in North America and Europe using nearly identical inclusion and exclusion criteria to the Phase 2a stage of our Phase 1b/2a study and is expected to enroll comparable pre-pubertal naïve to treatment pediatric GHD patients. We enrolled 137 patients in a 3:1 randomization comparing 3.5 mg/kg twice-monthly dose of somavaratan to 34 µg/kg/day of rhGH, which is the highest approved dose on the labels of Genotropin® and Norditropin®. Somavaratan is currently administered with a fine-gauge needle, which is comparable to the needle sizes typically used for daily rhGH products. A majority of patients will receive a single injection per dose. The primary endpoint for the study is non-inferiority between the two treatment groups based upon mean Year 1 height velocity results. We completed enrollment at U.S., Canadian and European sites in August 2016 and anticipate top-line data availability in the third quarter of 2017 to enable filing for marketing authorization in the United States, Europe and Canada. Assuming positive results from this Phase 3 study, we intend to file a BLA with the FDA, a Marketing Authorization Application, or MAA, with the EMA, and a New Drug Submission, or NDS with Health Canada.

Pediatric GHD Phase 2/3 clinical trial in Japan

We submitted to the PMDA the agreed upon protocol for the pediatric GHD Phase 2/3 trial, received a completed Clinical Trial Notification, or CTN, and initiated the Phase 2/3 trial in April 2015.  In the now completed Phase 2 stage of this study, 24 pre-pubertal naïve to treatment GHD children were enrolled and administered a single dose of somavaratan using a 30 gauge needle at one of three dose levels used in the completed Phase 1b stage of the Phase 1b/2a clinical trial conducted in U.S. GHD children. The PK/PD data from these Japanese GHD children were compared to the PK/PD data from the U.S. GHD children administered the same dose of somavaratan.  These results confirmed comparability between Japanese and U.S. GHD children, the Phase 3 stage of the study is a single arm study evaluating 3.5 mg/kg somavaratan twice-monthly in 48 GHD children. Somavaratan is being administered utilizing a fine-gauge needle, and a majority of patients are receiving only a single injection per dose. Patients enrolled in the Phase 2 stage are eligible to continue in the Phase 3 stage. The primary endpoint of the Phase 2/3 study is mean Year 1 height velocity compared to historical controls. In addition, a long-term safety study will be conducted in Japan to allow Phase 2/3 patients the option to continue treatment with somavaratan for long-term safety and to obtain additional information on switching current daily rhGH treated GHD children to somavaratan therapy. Somavaratan was generally well-tolerated, and the safety profile of somavaratan was characterized by primarily mild to moderate and transient related adverse events (AEs) consistent with those typically reported and observed in children starting daily rhGH in Japan. In the ongoing Phase 2 extension study, one potentially related serious AE (seizure) was reported in a child with both a medical history and clinical findings consistent with a preexisting condition.  In September 2016, we completed the Phase 2 portion of the trial and initiated enrollment in the Phase 3 portion of this study following a successful End-of-Phase 2 meeting with Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA.  The results of the Phase 2/3 study and the long-term safety study in Japan will be combined with the pediatric GHD Phase 3 trial and long-term safety study in North America and Europe to support the submission of a Japan New Drug Application, or JNDA.

Adult GHD Phase 2 clinical trial

Adult GHD patients receive daily rhGH therapy at doses that are titrated to enable them to reach the normal range of IGF-I levels for their age and sex. The daily rhGH dose used in adult GHD patients ranges from 2 to 12 µg/kg/day. In our completed Phase 1a clinical trial in adult GHD patients, we demonstrated the potential for monthly dosing. We believe that over half of the adults diagnosed with GHD either refuse therapy or stop therapy due to the burden of daily injections. Reducing the dosing frequency from daily to twice-monthly may increase adherence and maintain more patients on long-term therapy. Previous approvals of rhGH therapy for adult GHD patients required a primary endpoint of change in body composition (e.g., reduction in fat mass or truncal fat) compared to placebo.

In September of 2015 we initiated a Phase 2 trial, known as the VITAL trial, of somavaratan in adults with GHD. The study completed enrollment in April 2016 and presented data in November 2016.  The adult Phase 2 VITAL trial was a dose-finding, safety study to evaluate a monthly somavaratan dosing regimen in adults with GHD. This trial was an open-label, international, multicenter study with somavaratan treatment for five months. This treatment period included monthly dose titrations until a subject's mean IGF-I SDS value was within a target range for two consecutive months. Subjects were stratified into three cohorts based on age, gender and the use of oral estrogens. This study was conducted in North America, Western Europe, and Australia. We believe that somavaratan dosing in GHD adults would offer a significant advantage in convenience and adherence over the weekly rhGH products in clinical development by other companies. Somavaratan was dosed once a month as a single injection using a fine-gauge needle in this Phase 2 study of GHD adults.  We completed enrollment in the VITAL trial in April of 2016 and presented data in November 2016, including the selection of twice-monthly dosing for Phase 3. We have since initiated a long-term safety study, also known as the Protocol 15VR8 trial, where we have begun transitioning patients completing the VITAL trial as well as enrolling new patients to twice-monthly somavaratan dosing. Final data from our VITAL trial is expected to be presented at the ENDO meeting in April 2017 and we anticipate initiating a Phase 3 registration trial by year end 2017.

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

As shown on the chart below, due to the lack of product differentiation among existing rhGH treatments, the global rhGH market is quite fragmented, with no brand achieving greater than 35% market share in 2015.

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

Pediatric GHD market

Historically pediatric GHD use has dominated the rhGH market, accounting for approximately 50% of total annual sales. Of the over $3 billion global rhGH market, we believe that sales of rhGH products for pediatric GHD represent approximately $1.5 billion. We believe the United States and European markets for rhGH for pediatric GHD are approximately $500 million for each market. We believe that the Japanese market for rhGH for pediatric GHD is approximately $500 million, representing approximately one third of the global market of rhGH products for treatment of pediatric GHD.

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

We believe the adult GHD market is currently underpenetrated, yet it reached approximately $300 million in sales globally in 2015. Despite its current size, the adult GHD market remains largely untreated, making this population of patients with significant unmet needs an attractive additional indication for somavaratan. We believe that a therapy with more convenient dosing will expand the adult GHD market by encouraging patients not currently receiving rhGH therapy to seek treatment, as well as enhancing adherence among patients currently receiving daily therapy.

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

Commercialization strategy

Industry research published in 2008 indicated that less than 36% of patients on treatment with rhGH therapy are compliant, resulting in some level of noncompliance in the majority of patients. In separately published research released in 2011, a lack of compliance to daily rhGH therapy results in suboptimal therapeutic outcomes. Market research indicates that frequency of administration ranks highest amongst the factors that affect adherence to this daily rhGH treatment. Our own market research indicates that the potential for somavaratan to reduce the treatment burden of daily injections and thereby address the lack of compliance with their rhGH therapy will be of significant interest to pediatric endocrinologists. Based on a third-party market research report commissioned by us in 2016, a survey of 270 U.S., European, and Japanese pediatric endocrinologists indicated a high level of interest in the profile of somavaratan and a willingness to prescribe it to a majority of their patients if it is approved.

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We generally expect to retain commercial rights for our products in territories where we believe it is possible to access the market through a focused, specialty sales force. If somavaratan receives marketing approval, we plan to commercialize in North America with our own focused, specialty sales force. We believe that the pediatric endocrinologists in the United States, who provide treatment for hGH deficiency in children, are sufficiently concentrated that we will be able to effectively promote somavaratan to these specialists with a sales force of approximately 50 people. According to data published by the Journal of Pediatrics and the Pediatric Endocrine Society, there are approximately 800 pediatric endocrinologists in the United States. Similarly sized sales forces are effectively being utilized to address these pediatric endocrinologists and focus on the currently high-prescribing physicians, according to primary market research conducted by a third-party market research organization commissioned by us.

Manufacturing

We do not own or operate facilities for product manufacturing, storage and distribution, or testing nor do we expect to in the future. We currently rely, and expect to continue to rely, on Boehringer Ingelheim RCV GmbH & Co KG, or BI, for the manufacture of our drug substance and drug product for preclinical and clinical testing, as well as for commercial manufacture if our product candidate receives marketing approval. Additional contract manufacturers are used to label, package and distribute investigational drug product. We have experienced personnel to manage the third-party manufacturers.

Technology Transfer and Clinical Supply Agreement

We have an agreement with BI for the production of somavaratan drug substance and drug product for our clinical trials.

Under the clinical trial agreement, we transferred our initial manufacturing process for somavaratan, including the expressing cell line, to BI for further development, and BI will manufacture and supply somavaratan to us for use in clinical trials, all in accordance with the project plan attached to the agreement. The agreement contains customary terms, such as delivery, inspection, acceptance and rejection, for the supply of the product. We have the right to cancel any manufacturing campaign for somavaratan subject to the payment of a cancellation fee, which is a percentage of the total payment for the cancelled manufacturing campaign based on the time of cancellation. We have no exclusive relationship with BI for supply of our clinical materials. The agreement does not give BI any rights for commercial supply of somavaratan.

As of December 31, 2016, BI manufactures multiple approved therapeutic proteins that are expressed in E. coli. Somavaratan is expressed in E. coli as a soluble protein. The XTEN sequences in somavaratan confer improved pharmaceutical properties compared to rhGH alone. These properties include increased solubility and high net negative charge (low isoelectric point) at physiological pH enabling a straightforward purification process without the need for complex steps such as protein folding. The process for manufacturing somavaratan drug substance consists of E. coli fermentation, initial purification to remove the majority of the E. coli components, secondary purification using three column chromatography steps and a final buffer exchange and concentration step. Because somavaratan consists of rhGH genetically fused to XTEN, no additional steps to chemically modify the protein are required after the drug substance is produced. The somavaratan drug substance is filtered and then somavaratan drug product filling, labeling, packaging and testing is performed. Each of these steps involves a relatively common biotechnology process. The manufacturing process for somavaratan is less complex than traditional rhGH manufacturing processes. The process is robust and reproducible, does not require specialized equipment, uses common and readily available materials and is readily transferable. The pharmaceutical properties of somavaratan enable increased solubility compared to rhGH and increased stability due to the ability to reduce or eliminate the major degradation pathways typically observed in rhGH products. Somavaratan drug product is a stable liquid formulation stored refrigerated with short term stability at room temperature. We have contracted with Catalent, Inc. for the labeling, packaging and distribution of somavaratan drug product for our clinical trials.

Under our agreement with BI, we obtain supplies and services on a purchase order basis from BI. The agreement may be terminated by either party for convenience upon 18 months’ notice or earlier for certain scientific or technical reasons, material breach, bankruptcy, change of control or other business reasons. The somavaratan used in our clinical trials was and is currently manufactured under current Good Manufacturing Practices, or cGMP, conditions. Sufficient material produced using the commercial process to complete the Phase 3 trial and VISTA study has already been produced, and preparations are underway to produce quantities required for our anticipated subsequent clinical trials. We expect that cost-of-goods-sold of somavaratan will generally be less than that of other rhGH products. Changes in our requirements may require revalidation of the manufacturing process at a different scale and potentially at a different contractor depending on the necessary scale, infrastructure and technical capabilities. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

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

Commercial Supply Agreement

In December 2016, we through our subsidiary, Versartis GmbH, also entered into a Commercial Supply Agreement with BI, pursuant to which we engaged BI as a contract manufacturer to manufacture the bulk drug substance for somavaratan, fill it into the final container and closure and supply such drug product to us for commercial use.

Under the agreement, each calendar year we are required to reserve minimum drug substance manufacturing capacity, order from BI a minimum number of batches of drug substance, and purchase and take possession of a minimum number of batches of drug product. If we do not order and purchase these minimum quantities, we will need to pay fees to BI based on the shortfalls in our product orders or purchases, unless there is a supply failure or supply interruption by BI. The agreement includes customary terms and conditions relating to, among other things, forecast, ordering, delivery, inspection, acceptance and product warranties.

The initial term of the agreement continues for a period of eight years and, after the initial term, the agreement will automatically renew for periods of three years each. The agreement may be earlier terminated by either party for technical reasons if BI is unable to implement or consistently perform the manufacturing process on a commercial scale. We have the right to terminate this agreement if we are unable to achieve the clinical targets or target product profile for somavaratan or if we are unable to obtain regulatory approval of the product. The agreement may also be terminated by either party for the other party’s uncured material breach, insolvency, and certain change of control and force majeure events. In addition, either party may terminate the agreement without cause upon three years’ advance notice.

Upon termination of the agreement or if our demand for the product exceeds the maximum capacity reservation at BI, we have the right to add an additional manufacturing site or transfer the entire manufacturing process to ourselves or our designee.

Research and development

We are evaluating the use of the XTEN technology on another therapeutic protein. We have initiated testing of this additional product candidate in animals.  We plan to demonstrate proof of concept in the appropriate animal models and assess the potentially differentiated product attributes that could provide us with a superior product candidate to the current therapeutic protein. We will explore whether to proceed, and the optimal development path and product profile, upon obtaining the validating preclinical data.  For more information regarding our research and development expenditures and activities, please see “Management’s Discussion and Analysis” Item 7, Part II of this Annual Report filed on Form 10-K.

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

In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies that are in various stages of clinical development by companies both already participating in the rhGH market as well as potential new entrants, principally Althea, Ambrx, Ascendis, Bioton S.A., Critical Pharmaceuticals, Dong-A, GeneScience, Genexine, Hanmi, LG Life Science, OPKO Health, Inc. (in collaboration with Pfizer, Inc.) and all of the existing global and regional rhGH franchises. However, based on publicly available data, these products have limitations. For example, an alternative PEGylation approach of reversible chemical linkage of rhGH to a large circulating PEG, which has not completed studies in GHD children, has reported adult data suggesting that the rhGH exposure and IGF-I response is less than one week. We believe all of the PEGylation and circulating PEG approaches will be more expensive to manufacture than current daily rhGH because they require additional manufacturing steps after the purified rhGH is produced. It is also unclear whether or not chronic administration of PEG will be safe because it was recently reported by one company that their PEGylated rhGH product candidate caused vacuoles to form in the brains of monkeys and published reports have indicated vacuole formation in the kidneys of rats upon chronic dosing of PEGylated proteins. A fusion protein approach is also under investigation using a glycosylated peptide hormone genetically fused to rhGH. Because of the glycosylation, this protein must be produced in mammalian cells, and a six step purification process has been reported. In addition, this fusion protein has been reported to have an rhGH exposure and IGF-I response of less than one week. This fusion protein is currently being studied in adult GHD Phase 3 clinical trial with weekly administration and in a Phase 2 clinical trial in children with weekly administration. Limited safety data is publicly available on this fusion protein.

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

As of February 28, 2017, the in-licensed global patent portfolio consists of nine granted U.S. patents, three patents granted by the European Patent Office, one patent granted by the Eurasian Patent Office, two granted patents in Japan, five granted patents in New Zealand, four granted patents in Australia, two granted patents in South Africa, two granted patents in China, one granted patent in Hong Kong, one granted patent in South Korea, three granted patents in Mexico, one granted patent in Canada, one granted patent in the Philippines, one granted patent in Moldova, and two granted patents in Chile . In addition, the portfolio includes approximately 71 pending patent applications, five of which are in the United States.

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

The U.S. patents that have issued as of February 28, 2017 are U.S. Patent Nos. 7,846,445, 7,855,279, 8,492,530, 8,673,860, 8,680,050, 8,703,717, 8,933,1979,168,312 and 9,371,369.  U.S. Patent Nos. 7,855,279 and 8,492,530 cover XTEN (URP) fusion proteins with increased half-life, including dependent claims directed to hGH-XTEN fusions. U.S. Patent No. 7,846,445 covers methods for extending the serum secretion half-life of a protein by producing XTEN fusions, including that of hGH. We estimate that these issued U.S. patents will expire between 2026 and 2027. In addition, U.S. Patent Nos. 8,673,860, 8,703,717, 8,680,050, 8,933,197 9,168,312 and 9,371,369 were granted in 2014, 2015 and 2016 covering XTEN fusions of biologically active proteins, including hGH, and pharmaceutical compositions comprising such fusions, as well as methods for treating growth hormone-related conditions, such as GHD and ISS. We estimate that these issued U.S. Patents will expire between 2027 and 2032. Two of the three granted European patents have been opposed by Novo Nordisk A/S. One of the oppositions resulted in an adverse initial decision by the European Patent Office that is currently under appeal. The patent remains in effect until complete adjudication of the appeal, which typically is a multi-year process.  See “Risk factors—Risks related to intellectual property—We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.”

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

Teijin

In August 2016, we entered into an Exclusive License and Supply Agreement with Teijin Limited, or Teijin, a pharmaceutical company based in Japan, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan, while we retain exclusive rights to somavaratan in the rest of the world.  In exchange for such rights, we received an upfront payment of $40.0 million from Teijin, as well as the potential to receive a development milestone of $35.0 million, regulatory milestones of up to $55.0 million, and sales milestones of up to $35.0 million, in addition to sales based payments.

Under the Agreement, the development and commercialization of somavaratan products in Japan will be overseen by a joint steering committee composed of representatives of us and Teijin. We will be responsible for completing (at our expense) all ongoing clinical studies, including the current pediatric Growth Hormone Deficiency (GHD) Phase 2/3 trial, and its related long-term safety study, and we will also be responsible for a portion of the costs associated with any additional trials, if they are required by the Japanese authorities for approval of the MAA in Japan in the pediatric indication, up to a cap on our share of such costs of $5.0 million. Following the MAA submission in Japan, Teijin will be responsible for conducting any additional Japanese studies for the pediatric or any other indications, at its own expense.

We are required, under the Agreement, to supply Teijin with its clinical and commercial requirements for product for Japan. In exchange for delivering finished product for commercial use, we will receive a combination of a running royalty and transfer pricing based upon net sales of the product in Japan, in a percentage ranging from the high-20s to mid-30s.

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

Employees

As of February 28, 2017, we had 59 full-time employees, including 32 employees engaged in research and development. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in December 2008 and completed our initial public offering in March 2014. Our principal corporate office is located at 4200 Bohannon Drive, Suite 250, Menlo Park, California 94025 and our telephone number is (650) 963-8580.

Available Information

Our website address is www.versartis.com.  We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the Securities and Exchange Commission, or SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at http://ir.versartis.com/sec.cfm.

The public may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov

Item 1A. Risk Factors.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. We have completed the Phase 2a stage of a Phase 1b/2a clinical trial in children with growth hormone deficiency, or GHD, and initiated our North American and European Phase 3 pediatric GHD clinical trial, the VELOCITY trial, of somavaratan in early 2015. We have since completed enrollment of the VELOCITY trial as of August 2016.  In September 2016, we initiated the Phase 3 portion of our Phase 2/3 pediatric GHD clinical trial of somavaratan in Japan. We initiated a Phase 2 adult GHD clinical trial, the VITAL trial, of somavaratan in September 2015, and completed enrollment in April 2016. As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for and, if approved, to successfully commercialize somavaratan in a timely manner

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We are pursuing the same regulatory pathway for somavaratan followed by most of the approved rhGH products for pediatric GHD patients: a dose-finding study and a Phase 3 non-inferiority registration trial with a primary endpoint of mean Year 1 height velocity. In addition, while the available growth data from published studies of approved rhGH therapy products suggest that three, six and twelve month mean height velocities are well correlated within the same clinical trial, it is possible that somavaratan, due to its unique properties, will produce different results. If mean Year 1 height velocities that we observed for somavaratan in ongoing long-term safety studies do not correlate to mean Year 1 height velocities that we ultimately observe in any Phase 3 clinical trial that we are conducting, somavaratan may not achieve the required primary endpoint in the Phase 3 clinical trial, and somavaratan may not receive regulatory approval.

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

Because the results of preclinical testing and earlier clinical trials and the results to date in our VISTA long-term safety study are not necessarily predictive of future results, somavaratan may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials and the results to date in our VISTA study do not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results to date in our ongoing VISTA study of somavaratan in GHD children and the results reported in earlier trials, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market somavaratan. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA, European Medicines Agency, or EMA, or other applicable foreign regulatory authorities may not agree and may require that we conduct additional clinical trials. If our Phase 3 clinical trial of somavaratan in GHD children or other later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for somavaratan may be adversely impacted.

There can be no assurance that somavaratan will not exhibit new or increased safety risks in the Phase 3 clinical trial as compared to the Phase 1b/2a clinical trial or ongoing VISTA study. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many other companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their products.

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

The conduct of our Phase 3 clinical trials and other supportive trials of somavaratan and the submission of a successful Biologics License Application, or BLA, is a complicated process. As an organization, we have never completed a Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of somavaratan. Failure to complete, or delays in our clinical trials would prevent us from or delay us in commercializing somavaratan.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer intended for our ongoing VISTA study, and the FDA subsequently issued a partial clinical hold related to the use of any material produced by this new manufacturer.  The FDA ultimately lifted the partial clinical hold in June 2014.  And then in early 2015, following initiation of the VELOCITY trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold. We provided the requested information to the agency and this second partial clinical hold was lifted in June 2015.  There can be no assurance, however, that we will not be subject to similar FDA actions in the future, or that such actions will not cause delays in our clinical studies.

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

Somavaratan is in active development for pediatric GHD and adult GHD, and safety data have been reported from seven clinical studies of somavaratan in GHD patients. In these studies, adverse events associated with somavaratan administration have generally been mild or moderate and transient and have been observed most frequently at or shortly following administration of the first dose. Somavaratan was generally well-tolerated, and the safety profile of somavaratan was characterized by primarily mild to moderate and transient related adverse events (AEs) consistent with those typically reported and observed in children starting daily rhGH in Japan. In the ongoing Phase 2 extension study, one potentially related serious AE (seizure) was reported in a child with both a medical history and clinical findings consistent with a preexisting condition. Suspected serious adverse drug reactions have been rare. In the pediatric GHD studies, adverse events potentially related to somavaratan that occurred in 5% or more of patients included: injection site pain, injection site erythema, headache, pain in extremity, and arthralgia. In the adult GHD studies, adverse events potentially related to somavaratan that occurred in 5% or more of patients included: injection site erythema, injection site pain, headache, arthralgia, injection and site edema. However, we cannot provide assurance that serious adverse events or clinically meaningful adverse events will not occur at a higher rate in current or future clinical trials or that side effects in general will not prompt the discontinued development of somavaratan or any future product candidates.

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

Somavaratan has never been manufactured for commercial use, and there are risks associated with scaling up manufacturing and validating the process for production of commercial material. In addition, to successfully commercialize somavaratan, we also intend to design, manufacture, and gain regulatory approval of a delivery device to safely, effectively, and conveniently administer somavaratan in relevant patient types.

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

If our manufacturer is unable to produce sufficient quantities of the approved product for commercialization under our supply agreement, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

To optimally commercialize somavaratan, we intend to design, manufacture, and gain regulatory approval of two distinct container closure systems, including the vial configuration used in the pivotal clinical trial and a delivery device to safely, effectively and conveniently administer the drug. In May 2016, we entered into a Manufacture and Supply Agreement with Owen Mumford Limited, under which they will manufacture a proprietary disposable autoinjector device for the administration of somavaratan and assemble the final combination product. Manufacturing of a precision medical device like the autoinjector is complex and introducing a novel device requires designing, production of prototypes, extensive testing and modification, and production of custom tools and molds.  If we and Owen Mumford are unable to develop and validate a suitable manufacturing process for the device, our commercialization efforts could be impaired, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2016, we had an accumulated deficit of $289.3 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the initial public offering of our common stock in March 2014, and public offerings of our common stock in January 2015, October and November of 2016. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase substantially as we:

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of December 31, 2016, we had approximately $201.2 million in cash and cash equivalents, and we received an additional $59.1 million in net proceeds from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not independently conduct clinical studies of our lead product candidate, somavaratan. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we currently rely on ResearchPoint Global to oversee and manage our ongoing VISTA study and global Phase 3 pediatric trial of somavaratan. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We expect to seek regulatory approval for somavaratan in the vial configuration as well as a drug/device combination product including somavaratan and an autoinjector, both of which we believe will provide stability for approximately 30 days at room temperature. We anticipate availability of both configurations at or following the initial regulatory approval. The autoinjector is a new medical device that has not been approved or cleared in any jurisdiction and will be manufactured by Owen Mumford Limited in the United Kingdom. We cannot assure that the autoinjector will be manufactured in compliance with all applicable device QS requirements in a manner acceptable to applicable regulatory authorities. In addition, we are reliant upon Owen Mumford as the sole supplier of the autoinjector and if it is unable to supply the device at the volume required for conduct of our clinical trials and potential commercialization, the availability of somavaratan combination product may be impacted.

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

As of February 28, 2017, we had 59 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Although the Budget Resolution is not a law, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Thus, the full impact of the ACA on our business remains unclear.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through February 28, 2017 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of February 28, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 71% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2016. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate consolidated financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

In March 2014, we entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for our new headquarters building for a period of thirty-nine months. The remaining obligation for the Company under this lease is approximately $0.5 million as of December 31, 2016.

In December 2015, we entered into a sublease agreement to lease approximately 10,100 square feet in Menlo Park, California for a period of 24 months to support our continued growth.  The total obligation for the Company under this lease is approximately $0.6 million as of December 31, 2016.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “VSAR” since March 21, 2014. The following table sets forth the quarterly range of high and low reported sale prices of our common stock on The NASDAQ Global Market for the periods indicated:

On February 28, 2017, the last reported sale price of our common stock on The NASDAQ Global Select Market was $21.85 per share.

	Price Range
	High	Low
2016
First Quarter	$14.54	$6.17
Second Quarter	$12.30	$7.05
Third Quarter	$14.69	$9.76
Fourth Quarter	$16.30	$9.05

2015
First Quarter	$23.99	$16.46
Second Quarter	$20.57	$14.13
Third Quarter	$22.66	$9.97
Fourth Quarter	$12.94	$9.69

Holders

On February 28, 2017, there were 8 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2016.

Use of Proceeds

We expect to continue to use the proceeds from our follow-on offerings in January 2015 and again in October and November of 2016, to fund clinical trials of somavaratan for the treatment of pediatric and adult GHD, and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our follow-on offering as described in our prospectus dated September 28, 2016, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from March 21, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $31.37 on March 21, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on March 21, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		March 21,	December 31,	December 31,	December 31,
$100 investment in stock or index	Ticker	2014	2014	2015	2016
Versartis, Inc.	VSAR	$100.00	$71.58	$39.50	$47.50
NASDAQ Composite Index	IXIC	$100.00	$110.74	$119.55	$130.15
NASDAQ Biotechnology Index	NBI	$100.00	$123.28	$138.04	$108.57

Item 6. Selected Financial Data.

Selected financial statement data is consolidated for the year ended December 31, 2016 and 2015 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, established in 2014 and Versartis GmbH, established in 2015. Selected financial statement data is consolidated for the year ended December 31, 2014 and include the accounts of Versartis, Inc. and its wholly-owned subsidiary, Versartis Cayman Holdings Company. All other selected financial statement data for the year ended December 31, 2013 and 2012 includes only the accounts of Versartis, Inc.

The selected consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013, and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of operations data:
Operating expenses
Research and development	$71,984	$60,025	$32,608	$14,855	$10,963
General and administrative	24,336	22,483	13,505	4,428	1,936
Total operating expenses	96,320	82,508	46,113	19,283	12,899
Loss from operations	(96,320)	(82,508)	(46,113)	(19,283)	(12,899)
Interest income	514	218	132	1	—
Interest expense	—	—	—	(128)	(393)
Other income (expense), net	236	113	(11,532)	913	75
Net loss before provision for income taxes	(95,570)	(82,177)	(57,513)	(18,497)	(13,217)
Provision for income taxes	247	—	—	—	—
Net loss	(95,817)	(82,177)	(57,513)	(18,497)	(13,217)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(25,559)	—	—
Net loss attributable to common stockholders	$(95,817)	$(82,177)	$(83,072)	$(18,497)	$(13,217)
Net loss per basic and diluted share attributable to common stockholders (1)	$(3.11)	$(2.84)	$(4.39)	$(41.10)	$(114.71)
Weighted-average common shares used to compute basic and diluted net loss per share	30,784	28,964	18,922	450	115
(1)

See Notes 2 and 15 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance sheet data:
Cash and cash equivalents	$201,153	$182,069	$170,566	$13,288	$404
Working capital	150,802	175,784	166,039	10,283	(4,745)
Total assets	205,570	185,327	174,294	14,683	2,189
Total stockholders' equity (deficit)	151,067	176,500	167,369	(47,292)	(34,742)

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

Pediatric GHD

Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed 30-months of safety and efficacy data from our ongoing long-term safety study, also known as our VISTA Study, in pediatric patients and have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial, and completed enrollment at U.S., Canadian and European sites in August 2016.  We also continue to administer somavaratan to patients enrolled in our VISTA Study, which includes rollover patients who have completed the Phase 2a trial and the VELOCITY trial, as well as new treatment-naïve patients.  In September 2016, we completed the Phase 2 portion of our pediatric GHD Phase 2/3 registration trial in Japan and have initiated enrollment in the Phase 3 portion of this study following a successful End-of-Phase 2 meeting with Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA.

Adult GHD

In August 2015 we initiated an adult GHD Phase 2 trial, which we refer to as the VITAL trial. We completed enrollment in the VITAL trial in April of 2016.  We have since initiated a long-term safety study, known as the Protocol 15VR8 trial, where we have begun transitioning patients completing the VITAL trial to twice-monthly somavaratan dosing.

Other Indications

We may develop somavaratan for additional growth disorders, such as idiopathic short stature, or ISS, small for gestational age, or SGA, and Turner Syndrome, which together accounted for approximately 30% of the global rhGH market in 2015. We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in North America, and potentially other geographies.

Financial overview

Summary

We have never generated net income from operations, and, at December 31, 2016, we had an accumulated deficit of $289.3 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue.  Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

Stock-based compensation expense

For the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense was $10.9 million, $10.7 million, and $4.6 million, respectively. As of December 31, 2016, we had approximately $20.0 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.3 years. The intrinsic value of all outstanding stock options as of December 31, 2016 was approximately $25.2 million, of which approximately $15.5 million related to vested options and approximately $9.7 million related to unvested options. We expect to continue to grant equity incentive awards in the future as we continue to expand our number of employees and seek to retain our existing employees, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase. The stock-based compensation expense that we recognized beginning with the first quarter of 2014 and for each quarter thereafter through 2017 reflects our conclusion to calculate that expense based on a deemed fair value of our common stock that is higher than the exercise price of certain stock options granted during the first quarter 2014 prior to our initial public offering.

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

See Note 10 to our audited consolidated financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of employee stock options granted in 2016, 2015, and 2014. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

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

Income taxes

We file U.S. federal income tax returns and California state tax returns. To date, we have not been audited by the Internal Revenue Service or any state income tax authority; however, all tax years remain open for examination by federal and state tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized.

As of December 31, 2016, our total gross deferred tax assets were $48.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” occurred from inception through our initial public offering in March 2014. Based on this analysis, management determined that we did experience historical ownership changes of greater than 50% during this period. Therefore, our ability to utilize a portion of our net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to our gross deferred tax asset for our net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. We reviewed our stock ownership since our initial public offering through the year ended December 31, 2016 and concluded no ownership changes occurred which would result in a reduction of our net operating loss or in our research and development credits expiring unused. Although we concluded we have not experienced any further ownership change as of December 31, 2016, we may experience an ownership change, as defined under section 382, as a result of future offerings or other changes in the ownership of our stock. In such event, the amount of net operating losses and research and development credit carryovers useable in any taxable year could be limited and may expire unutilized.

Results of operations

Comparison of the years ended December 31, 2016 and 2015

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2016	2015
Operating expenses:
Research and development	$71,984	$60,025	$11,959	20%
General and administrative	24,336	22,483	1,853	8%
Loss from operations	(96,320)	(82,508)	13,812	17%
Interest income	514	218	296	136%
Other income (expense), net	236	113	123	109%
Net loss before provision for income taxes	(95,570)	(82,177)	13,393	16%
Provision for income taxes	247	-	247	NM	(1)
Net loss	$(95,817)	$(82,177)	$13,640	17%

•	Not meaningful.

Research and development expense

Research and development expense increased $12.0 million, or 20%, from $60.0 million in 2015 to $72.0 million in 2016.  The increase in research and development expense was primarily due to a $6.2 million and $5.8 million increase in clinical and manufacturing related costs, respectively, to support our Phase 2 and ongoing Phase 3 clinical trials, including our VITAL Phase 2 trial for adults, the VELOCITY global Phase 3 trial, and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.  For the years ended December 31, 2016 and 2015, substantially all of our research and development expense relates to our somavaratan drug development activity.

Included in the $12.0 million increase in research and development expense was an increase of $3.1 million in compensation and benefit expense as a result of increase headcount growth, from $9.4 million in 2015 to $12.5 million in 2016.  Additionally, stock-based compensation expense increased $0.8 million, from $3.0 million for 2015 to $3.8 million for 2016.

General and administrative expense

General and administrative (G&A) expense increased $1.9 million, or 8%, from $22.5 million in 2015 to $24.3 million in 2016.  The increase in G&A expenses was primarily due to additional fees related to consulting and professional services to support our continued growth, including the work associated with our strategic alliance with Teijin, partially offset by a one-time non-recurring expense of $2.4 million associated with our CEO transition in May 2015.

Interest income

Interest income increased $0.3 million, from $0.2 million in 2015 to $0.5 million in 2016.  The increase in interest income was primarily due to interest earned on proceeds from our public offerings in October and November 2016 and the $40.0 million upfront payment received from Teijin in August 2016, which led to higher average cash balances in 2016 compared to 2015.

Other income (expense), net

Other income (expense), net increased $0.1 million, from other income of $0.1 million in 2015 to $0.2 million of other income in 2016.  This increase was primarily due to gains from foreign currency fluctuation.

Income taxes

As of December 31, 2016, we had net operating loss carryforwards of approximately $68.4 and $55.1 million that may offset future federal and state income taxes, respectively, through 2029. We also have foreign net operating loss carryforwards of $17.4 million, which begin to expire in 2023. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2016, we recorded a 100% valuation allowance against our deferred tax assets of approximately $48.0 million, as at that time our management believed it was uncertain that they would be fully realized. We have performed an analysis to determine whether an “ownership change” occurred from inception to our initial public offering in March 2014. Based on this analysis, management determined that we did experience historical ownership changes of greater than 50% during this period. Therefore, our ability to utilize a portion of our net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards.  We reviewed our stock ownership since our initial public offering through the year ended December 31, 2016 and concluded no ownership changes occurred which would result in a reduction of our net operating loss or in our research and development credits expiring unused. Although we concluded we have not experienced any further ownership change as of December 31, 2016, we may experience an ownership change, as defined under section 382, as a result of future offerings or other changes in the ownership of our stock.  In such event, the amount of net operating losses and research and development credit carryovers useable in any taxable year could be limited and may expire unutilized.

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2015	2014
Operating expenses:
Research and development	$60,025	$32,608	$27,417	84%
General and administrative	22,483	13,505	8,978	66%
Loss from operations	(82,508)	(46,113)	36,395	79%
Interest income	218	132	86	65%
Other income (expense), net	113	(11,532)	(11,645)	NM	(1)
Net loss	$(82,177)	$(57,513)	$24,664	43%

(1)	Not meaningful.

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

Liquidity and capital resources

Since our inception and through December 31, 2016, we have financed our operations through private placements of our equity securities, debt financing and, our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At December 31, 2016, we had cash and cash equivalents of $201.2 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our VELOCITY trial and we expect to continue to incur substantial expenses in connection with our long-term safety studies, the VITAL trial, and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

While we expect additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement, if our ongoing Phase 2 and Phase 3 clinical trials for somavaratan are successful, we will continue to require additional financing to further develop our product candidates and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital in addition to what we may receive from Teijin, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash used in provided by:
Operating activities	$(40,631)	$(69,064)	$(39,653)
Investing activities	(90)	(42)	(772)
Financing activities	59,805	80,609	197,703
Net increase in cash and cash equivalents	$19,084	$11,503	$157,278

Cash used in operating activities

Net cash used in operating activities was $40.6 million, $69.1 million, and 39.7 million in 2016, 2015 and 2014, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2016 of $40.6 million reflects a net loss of $95.8 million.  Cash used in operating activities in 2016 decreased compared to 2015, primarily due to a $40.0 million upfront payment received from our strategic license agreement with Teijin offset by a higher net loss from operations driven by an increase in research and development expenditures to develop somavaratan related to our manufacturing and clinical costs and additional general and administrative expenditures to support our expanded infrastructure.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in furniture, equipment and leasehold improvements made for our additional office space in Menlo Park, California, for which the sublease commenced in January 2016.

Cash provided by financing activities

Net cash provided by financing activities was $59.8 million, $80.6 million, and $197.7 million in 2016, 2015, and 2014, respectively. Net cash provided by financing activities in 2016 resulted primarily from $59.1 million in net proceeds from our follow-on offering in October and November 2016.  Net cash provided by financing activities in 2015 resulted primarily from $80.2 million in net proceeds from our secondary public offering. Cash provided by financing activities in 2014 resulted primarily from $132.1 million in net proceeds from our initial public offering, and net proceeds of $64.8 million in net proceeds from the issuance of convertible preferred stock.

As of December 31, 2016, we had cash and cash equivalents of approximately $201.2 million. We believe that our existing cash and cash equivalents along with the proceeds from our public offerings in October and November 2016 will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our current Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

At December 31, 2016, we had lease obligations consisting of an operating lease for our operating facility that commenced in June 2014 for approximately 12,900 square feet and an operating sublease for additional office space that was entered into in December 2015 for approximately 10,100 square feet.

We entered into a manufacturing and supply agreement with Owen Mumford in May 2016 and a commercial supply agreement with Boehringer Ingelheim in December 2016 as described below:

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

Boehringer Ingelheim

In December 2016, through our subsidiary, Versartis GmbH, we entered into a Commercial Supply Agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”), pursuant to which we engaged BI as a contract manufacturer to manufacture the bulk drug substance for our proprietary long-acting human growth hormone, somavaratan, fill it into the final container and closure and supply such drug product to us for commercial use.

Under the agreement, each calendar year we are required to reserve minimum drug substance manufacturing capacity, order from BI a minimum number of batches of drug substance, and purchase and take possession of a minimum number of batches of drug product. If we do not order and purchase these minimum quantities, we will need to pay fees to BI based on the shortfalls in our product orders or purchases, unless there is a supply failure or supply interruption by BI. The agreement includes customary terms and conditions relating to, among other things, forecast, ordering, delivery, inspection, acceptance and product warranties.

The initial term of the agreement continues for a period of eight years and, after the initial term, the agreement will automatically renew for periods of three years each. The agreement may be earlier terminated by either party for technical reasons if BI is unable to implement or consistently perform the manufacturing process on a commercial scale. We have the right to terminate this agreement if we are unable to achieve the clinical targets or target product profile for somavaratan or if we are unable to obtain regulatory approval of the product. The agreement may also be terminated by either party for the other party’s uncured material breach, insolvency, and certain change of control and force majeure events. In addition, either party may terminate the agreement without cause upon three years’ advance notice.

Upon termination of the agreement or if our demand for the product exceeds the maximum capacity reservation at BI, we have the right to add an additional manufacturing site or transfer the entire manufacturing process to ourselves or our designee.

In the table below, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2016, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancellable at December 31, 2016. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

The following table summarizes our contractual obligations, including open payables, as of December 31, 2016:

	Payments due by period
		Less
		than	1 to 3	4 to 5	After 5
	Total	1 year	years	years	years
	(In thousands)
Lease obligations	$1,085,009	$1,085,009	$—	$—	$—
Manufacturing related commitments	41,785,965	34,096,931	6,711,987	977,047	—
Clinical trial and other related commitments	31,228,191	18,103,448	13,124,743	—	—
Total (1)	$74,099,165	$53,285,388	$19,836,730	$977,047	$—

(1)	Includes cancellable amounts in the aggregate of approximately $67 million

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones, such as our agreement with Amunix. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of December 31, 2016, we had cash and cash equivalents of $201.2 million consisting of cash and investments in several highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign Currency Market Risk

Our relationships with vendors in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, the Company hedges a portion of its foreign currency exposures related to certain forecasted operating expenses using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

As an Emerging Growth Company, as defined under the terms of the JOBS Act of 2012, the Company’s independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2017 annual meeting of shareholders, or the 2017 Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be included in the 2017 Proxy Statement, under the sections labeled “Proposal—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Information required by this Item will be included in the sections labeled “Executive Compensation”, “Summary Compensation Table”, “Outstanding Equity Awards at Fiscal Year End”, and “Director Compensation” appearing in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be included in the sections labeled “Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be included in the section labeled “Transactions with Related Persons” and “Independence of the Board of Directors” appearing in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be included in the section labeled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2017 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements;

See Index to Consolidated Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II is included on page F-28 of this report. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Versartis, Inc.

Date: March 9, 2017	By:	/s/ Jay P. Shepard
Jay P. Shepard
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017	By:	/s/ Joshua T. Brumm
Joshua T. Brumm
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay P. Shepard	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
Jay P. Shepard

/s/ Joshua T. Brumm	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017
Joshua T. Brumm

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 9, 2017
Srinivas Akkaraju, M.D., Ph.D.

/s/ R. Scott Greer	Director	March 9, 2017
R. Scott Greer

/s/ Edmon R. Jennings	Director	March 9, 2017
Edmon R. Jennings

/s/ Shahzad Malik	Director	March 9, 2017
Shahzad Malik

/s/ Anthony Y. Sun, M.D.	Director	March 9, 2017
Anthony Y. Sun, M.D.

/s/ John Varian	Director	March 9, 2017
John Varian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Versartis, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Versartis, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2017

VERSARTIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$201,153	$182,069
Prepaid expenses and other current assets	4,152	2,542
Total current assets	205,305	184,611
Other assets	—	327
Property and equipment, net	265	389
Total assets	$205,570	$185,327
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,357	$1,671
Accrued liabilities	12,899	7,156
Income taxes payable	247	—
Upfront payment from collaboration partner (Note 6)	40,000	—
Total liabilities	54,503	8,827
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2016 and December 31, 2015; zero shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized at December 31, 2016 and December 31, 2015; 34,843,885 and 29,420,247 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	440,667	369,933
Accumulated other comprehensive loss	(350)	—
Accumulated deficit	(289,253)	(193,436)
Total stockholders' equity	151,067	176,500
Total liabilities and stockholders’ equity	$205,570	$185,327

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses
Research and development	$71,984	$60,025	$32,608
General and administrative	24,336	22,483	13,505
Total operating expenses	96,320	82,508	46,113
Loss from operations	(96,320)	(82,508)	(46,113)
Interest income	514	218	132
Other income (expense), net	236	113	(11,532)
Net loss before provision for income taxes	(95,570)	(82,177)	(57,513)
Provision for income taxes	247	—	—
Net loss	$(95,817)	$(82,177)	$(57,513)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(25,559)
Net loss attributable to common stockholders	$(95,817)	$(82,177)	$(83,072)
Net loss per share- basic and diluted	$(3.11)	$(2.84)	$(4.39)
Weighted-average common shares used to compute basic and diluted net loss per share	30,784	28,964	18,922

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(95,817)	$(82,177)	$(83,072)
Other comprehensive loss:
Unrealized loss on cash flow hedge	(350)	—	—
Comprehensive loss	$(96,167)	$(82,177)	$(83,072)

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at January 1, 2014	120,648,174	57,497	1,257,311	—	6,454	—	(53,746)	(47,292)
Issuance of Series D-2 convertible preferred stock at $0.76 per share in February 2014, net of issuance costs of $23	13,168,291	9,977	—	—	—	—	—	—
Issuance of Series E convertible preferred stock in February 2014 at $1.13, net of issuance costs of $184	48,758,857	54,816	—	—	—	—	—	—
Reclassification of warrant liability upon closing of IPO	—	—	—	—	2,752	—	—	2,752
Reclassification of call option liability upon closing of IPO	—	—	—	—	9,581	—	—	9,581
Conversion of convertible preferred stock into common stock upon IPO	(182,575,322)	(122,290)	15,876,104	2	122,288	—	—	122,290
Issuance of common stock upon exercise of warrants	—	—	158,179	—	572	—	—	572
Issuance of common stock upon IPO, net of issuance costs of $2,620	—	—	6,900,000	—	132,137	—	—	132,137
Issuance of common stock upon exercise of options	—	—	44,822	—	59	—	—	59
Issuance of common stock under employee benefit plans	—	—	9,021	—	142	—	—	142
Beneficial conversion feature related to the issuance of Series E preferred stock	—	(25,559)	—	—	25,559	—	—	25,559
Deemed dividend related to beneficial conversion feature of Series E preferred stock	—	25,559	—	—	(25,559)	—	—	(25,559)
Stock-based compensation	—	—	—	—	4,641	—	—	4,641
Net loss	—	—	—	—	—	—	(57,513)	(57,513)
Balances at December 31, 2014	—	—	24,245,437	2	278,626	—	(111,259)	167,369
Issuance of common stock upon secondary offering, net of issuance costs of $866	—	—	4,999,999	1	80,208	—	—	80,209
Issuance of common stock upon exercise of options	—	—	90,851	—	121	—	—	121
Issuance of common stock under employee benefit plans	—	—	83,960	—	279	—	—	279
Stock-based compensation	—	—	—	—	10,699	—	—	10,699
Net loss	—	—	—	—	—	—	(82,177)	(82,177)
Balances at December 31, 2015	—	—	29,420,247	3	369,933	—	(193,436)	176,500
Issuance of common stock upon secondary offering, net of issuance costs of $473	—	—	5,176,545	—	59,136	—	—	59,136
Issuance of common stock upon exercise of options	—	—	85,646	—	140	—	—	140
Issuance of common stock under employee benefit plans	—	—	161,447	—	535	—	—	535
Stock-based compensation	—	—	—	—	10,923	—	—	10,923
Unrealized loss on cash flow hedge	—	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	—	(95,817)	(95,817)
Balances at December 31, 2016	—	—	34,843,885	3	440,667	(350)	(289,253)	151,067

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(95,817)	$(82,177)	$(57,513)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	215	194	107
Loss on disposition of assets	—	—	26
Stock-based compensation expense	10,923	10,699	4,641
Remeasurement of convertible preferred stock call option liability	—	—	9,560
Remeasurement of convertible preferred stock warrant liability	—	—	2,279
Changes in assets and liabilities
Prepaid expenses and other assets	(1,626)	317	(1,695)
Accounts payable	(315)	413	944
Accrued and other liabilities	5,742	1,490	1,998
Income taxes payable	247	—	—
Upfront payment from collaboration partner	40,000	—	—
Net cash used in operating activities	(40,631)	(69,064)	(39,653)
Cash flows from investing activities
Purchase of property and equipment	(90)	—	(827)
Security deposit for facility lease	—	(42)	55
Net cash used in investing activities	(90)	(42)	(772)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	132,137
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	59,136	80,209	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	64,793
Proceeds from exercise of convertible preferred stock warrants	—	—	572
Proceeds from issuance of common stock in connection with employee benefit plans	669	400	201
Net cash provided by financing activities	59,805	80,609	197,703
Net increase in cash and cash equivalents	19,084	11,503	157,278
Cash and cash equivalents at beginning of period	182,069	170,566	13,288
Cash and cash equivalents at end of period	$201,153	$182,069	$170,566
Supplemental disclosure
Supplemental disclosure of noncash items
Conversion of preferred stock call option liability to additional paid in capital	—	$—	$9,581
Conversion of preferred stock warrant liability to additional paid in capital	$—	$—	$2,752
Conversion of preferred stock to common stock and additional paid in capital	—	$—	$122,290

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

In October and November 2016, the Company completed a follow-on offering of common stock, pursuant to which the Company issued 5,176,545 shares of common stock, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option, and received net proceeds of approximately $59.1 million, after underwriting discounts, commissions and offering expenses.

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

The accompanying consolidated financial statements are consolidated for the year ended December 31, 2016 and December 31, 2015 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, and Versartis GmbH, incorporated in 2015. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's subsidiaries and consolidated operations.

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2016, the Company had an accumulated deficit of $289.3 million and working capital of $150.8 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to launch and commercialize any product candidates for which it receives regulatory approval. Even though the Company expects additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement, there can be no assurance that such additional financing will be available at all, or will be at terms acceptable by the Company.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015 the Company’s cash and cash equivalents were held in multiple institutions with the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets during the years ended December 31, 2016, 2015, and 2014.

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

The Company’s financial instruments consist of Level I assets as of December 31, 2016 and consist of Level I assets as of December 31, 2015.  Level I securities are comprised of highly liquid money market funds.

The Company’s foreign currency derivative contracts have maturities over a 12-month time horizon and is with a counterparty that has a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc.  These contracts are reported as Level II assets, however there were none outstanding as of December 31, 2016 and December 31, 2015.

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

Convertible Preferred Stock Call Option

The Company determined that the Company’s obligation to issue, and the investors’ obligation to purchase, additional shares of the Company’s convertible preferred stock represented a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statement of operations and comprehensive loss. At the time of the deemed exercise of the call option, the remaining value of the option was reclassified to additional paid in capital. Immediately prior to the Series D-2 financing completed in February 2014, the Company remeasured the fair value of the preferred stock call option liability associated with the Series D convertible preferred stock financing and recorded other expense of approximately $9.6 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014. Fair value was computed using a discount from the Company’s public offering price less the liquidation value of the underlying Series D convertible preferred stock.

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

Income taxes

The Company accounts for income taxes under the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The provision for income taxes includes income taxes paid or payable for the current year plus the change in deferred taxes during the year.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes payable, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2016, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 and is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update becomes effective for all annual periods and interim reporting periods ending after December 15, 2016.  The adoption of this standard did not have any impact on the Company’s current disclosures in the financial statements.

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the impact that the revenue standards will have on our consolidated financial statements and determining the transition method that we will apply.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2016	2015
Preclinical and clinical	$3,474	$1,770
Other	678	772
Total	$4,152	$2,542

Property and equipment, net (in thousands)

	December 31,
	2016	2015
Equipment and furniture	$664	$575
Buildings, leasehold and building improvements	134	132
	798	707
Less: Accumulated depreciation and amortization	(533)	(318)
Property and equipment, net	$265	$389

Accrued liabilities (in thousands)

	December 31,
	2016	2015
Payroll and related	$3,818	$2,296
Preclinical and clinical	8,803	4,376
Professional services	114	69
Other	164	415
Total	$12,899	$7,156

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

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$85,911	$85,911	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$132,647	$132,647	$—	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2016 or 2015.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Convertible	Convertible
	preferred stock	preferred stock
	call option	warrant
	liability	liability
Balance at January 1, 2014	$ 21	$ 474
Change in fair value recorded in other income (expense), net	9,560	2,278
Conversion of preferred stock into common stock and reclassification to permanent equity	(9,581)	(2,752)
Balance at December 31, 2014	$ —	$ —

5. Derivative Financial Instruments

The Company’s relationships with vendors in foreign countries expose it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, the Company hedges a portion of its foreign currency exposures related to certain forecasted operating expenses using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major financial institutions and closely monitoring current market conditions, the Company seeks to limit its counterparty risk to these contracts. Therefore, the Company’s overall risk of loss in the event of a counterparty default is exposed to the currency risk.  The Company does not enter into derivative contracts for trading or speculative purposes.

The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted operating expenses that are denominated in a non-functional currency. The derivative instruments the Company uses to hedge this exposure are designated as cash flow hedges and have maturity dates of 12 months or less. Upon executing a hedging contract and quarterly thereafter, the Company assesses both retrospective and prospective hedge effectiveness using regression analysis to assert the hedge is highly effective at offsetting changes in cash flow.  The Company includes time value in its effectiveness assessment and recognizes any ineffectiveness in other income (expense). The effective component of the Company’s hedge is recorded in accumulated other comprehensive income (OCI) within stockholders' equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  Substantially all of the gains and losses related to the hedged forecasted transaction reported in accumulated other comprehensive income at December 31, 2016 are expected to be reclassified to research and development expenses within the next 12 months.

The cash flow effects of the Company’s derivative contracts for the year ended December 31, 2016 are included within net cash provided by operating activities in the consolidated statements of cash flows.

The Company had notional amounts on foreign currency exchange contracts of 9.1 million euros (a purchased call option on the Euro) that expired in December 2016 and none outstanding at December 31, 2016 and at December 31, 2015.

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

The following table summarizes the effect of our foreign currency exchange contracts on the Company’s consolidated financial statements (in thousands):

	As of
	December 31,
	2016	2015
Derivatives designated as hedges:
Gains (losses) recognized in accumulated OCI (effective portion)	$(286)	$—
Gains (losses) reclassified from accumulated OCI into operating expenses (effective portion)	$64	$—
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$—	$—
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$(80)	$—

From time to time, the Company may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on its condensed consolidated statements of operations. The Company did not record any amounts in other income (expense), net at December 31, 2016 as a result of the discontinuance of cash flow hedges.

As of December 31, 2016, the Company held no derivative contracts.

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

The Company has recorded the $40.0 million upfront payment received from Teijin as a component of other current liabilities under the caption “Upfront payment from collaboration partner.” The Company concluded that the evidence of arrangement criteria pursuant to SEC Staff Accounting Bulletin No. 104 Revenue Recognition and applicable authoritative guidance has not been met as of December 31, 2016. The Company's analysis of the revenue recognition criteria will be completed upon the establishment and completion of the terms of a Commercial Supply Agreement with Teijin governing the supply of finished product to Teijin, as contemplated in the Agreement.

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

8. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $0.5 million as of December 31, 2016.

In December 2015, the Company entered into an operating sublease agreement to lease additional office space in Menlo Park for a period of twenty-four months.  The total obligation for the Company under this sublease is approximately $0.6 million as of December 31, 2016.

Rent expense was $1,290,000, $763,000, and $520,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, the aggregate future minimum lease payments under the noncancellable operating lease arrangements are as follows (in thousands):

Year Ended December 31, 2016
2017	$ 1,085
2018	—
2019	—
2020	—
2021	—
Thereafter	—
$ 1,085

Boehringer Ingelheim Commercial Supply Agreement

In December 2016, through the Company’s subsidiary, Versartis GmbH, entered into a Commercial Supply Agreement with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”), pursuant to which the Company engaged BI as a contract manufacturer to manufacture the bulk drug substance for our proprietary long-acting human growth hormone, somavaratan, fill it into the final container and closure and supply such drug product to us for commercial use.

Under the agreement, each calendar year the Company is required to reserve minimum drug substance manufacturing capacity, order from BI a minimum number of batches of drug substance, and purchase and take possession of a minimum number of batches of drug product. If the Company does not order and purchase these minimum quantities, it will need to pay fees to BI based on the shortfalls in its product orders or purchases, unless there is a supply failure or supply interruption by BI. The agreement includes customary terms and conditions relating to, among other things, forecast, ordering, delivery, inspection, acceptance and product warranties.

The initial term of the agreement continues for a period of eight years and, after the initial term, the agreement will automatically renew for periods of three years each. The agreement may be earlier terminated by either party for technical reasons if BI is unable to implement or consistently perform the manufacturing process on a commercial scale. The Company has the right to terminate this agreement if the Company is unable to achieve the clinical targets or target product profile for somavaratan or if it is unable to obtain regulatory approval of the product. The agreement may also be terminated by either party for the other party’s uncured material breach, insolvency, and certain change of control and force majeure events. In addition, either party may terminate the agreement without cause upon three years’ advance notice.

Upon termination of the agreement or if the Company’s demand for the product exceeds the maximum capacity reservation at BI, the Company has the right to add an additional manufacturing site or transfer the entire manufacturing process to itself or it’s designee.

Owen Mumford Manufacture and Supply Agreement

In May 2016, the Company entered into a Manufacture and Supply Agreement with Owen Mumford Limited, a leading medical device manufacturer, pursuant to which the Company engaged Owen Mumford to: (1) manufacture a proprietary disposable autoinjector device and (2) assemble and supply a final combination product including the device and somavaratan, its proprietary long-acting form of human growth hormone.  The Company will supply somavaratan in prefilled syringes to Owen Mumford for incorporation into the final combination product.

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

In the normal course of business, the Company enters into various firm purchase commitments related to certain preclinical and clinical studies. At December 31, 2016 the noncancellable portion of these commitments, in aggregate, totaled approximately $7.1 million and is expected to be paid within the next fiscal year.

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

As of December 31, 2016 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2016.

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

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2016	2015
Issuance of equity based awards under stock plan	1,044,113	1,350,543
Issuance upon exercise of options under stock plan	4,452,700	3,240,969
Issuance of restricted stock units under stock plan	502,027	254,067
Total	5,998,840	4,845,579

In January 2015, the Company completed a secondary public offering of common stock, pursuant to which the Company issued 4,999,999 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their over-allotment option, and received net proceeds of approximately $80.2 million, after underwriting discounts, commissions and estimated offering expenses.

In October and November 2016, the Company completed a follow-on public offering of common stock to which the Company issued 5,176,545 shares of common stock, which includes shares issued pursuant to the underwriters’ exercise of their over-allotment option, and received net proceeds of approximately $59.1 million, after underwriting discounts, commissions and offering expenses.

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

As of December 31, 2016, a total of 1,044,113 shares of common stock are available for future grant under the 2014 Plan.

Activity under the Company’s stock option plans is set forth below:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Shares		Average	Contractual	Intrinsic
	Available	Number of	Exercise	Life	Value
	for Grant	Shares	Price	(in years)	(in thousands)
Balance at January 1, 2014	9,533	1,403,656	$1.90
Additional shares authorized	2,531,915	—	—
Options granted	(1,471,142)	1,471,142	18.68
Restricted stock units granted	(185,514)
Options exercised	—	(44,822)	1.32
Options cancelled	106,609	(106,609)	18.43
Balances, December 31, 2014	991,401	2,723,367	$10.33
Additional shares authorized	1,091,045	—	—
Options granted	(664,100)	664,100	15.34
Restricted stock units granted	(123,450)	—	—
Options exercised	—	(90,851)	1.34
Options cancelled	55,647	(55,647)	15.68
Balances, December 31, 2015	1,350,543	3,240,969	$11.51
Additional shares authorized	1,323,911	—	—
Options granted	(1,399,522)	1,399,522	10.04
Restricted stock units granted	(332,964)	—	—
Options exercised	—	(85,646)	1.64
Options cancelled	102,145	(102,145)	14.90
Balances, December 31, 2016	1,044,113	4,452,700	$11.16	7.8	$25,162
Vested and expected to vest as of December 31, 2016	—	4,323,511	$11.14	7.8	$24,632
Exercisable as of December 31, 2016	—	2,246,742	$10.11	7.2	$15,498

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014, was $0.8 million, $1.4 million, and $0.8 million, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested as of December 31, 2016:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted Average		Weighted Average
		Remaining		Remaining
Range of	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life (in Years)	Outstanding	Life (in Years)
$1.27-$2.53	1,158,038	6.3	966,139	6.3
3.33-10.68	1,736,950	8.6	494,703	8.6
10.87-20.30	896,382	8.5	409,602	8.5
21.00-31.96	651,330	7.5	370,048	7.5
34.00	10,000	7.5	6,250	7.5
	4,452,700		2,246,742

Stock Options Granted to Employees

During the years ended December 31, 2016, 2015, and 2014 the Company granted stock options to employees to purchase shares of common stock with a weighted-average grant date fair value of $6.78, $10.62, and $16.90 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of December 31, 2016, total unrecognized employee stock-based compensation was $20.0 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	77.9%	79.7%	84.9%
Risk-free interest rate	1.5%	1.7%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.0	6.0	6.1

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

Stock-based compensation expense, net of estimate forfeitures, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating Expenses
Research and development	$3,837	$3,032	$1,230
General and administrative	7,086	7,667	3,411
Total	$10,923	$10,699	$4,641

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

The Company estimated the fair value of our employees’ stock purchase rights under the ESPP using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	73.6%	72.1%	54.9%
Risk-free interest rate	0.51%	0.26%	0.06%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	0.5	0.5	0.5

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $2.0 million, $1.4 million and $0.5 million in compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively.  As all of the restricted stock vests through 2016 and beyond, the Company will continue to recognize stock based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in 2014 vest, the Company will recognize approximately $4.1 million in compensation expense over a weighted average remaining period of 2.5 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

A summary of the Company’s restricted stock activity is presented in the following tables:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Units
Unvested at December 31, 2015	254,067	$21.11
Granted	332,964	10.63
Vested	(79,756)	14.64
Forfeited/canceled	(5,248)	21.71
Unvested at December 31, 2016	502,027	$14.43

11. Comprehensive Income

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

	Foreign Currency Items	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2015	$—	$—	$—
Other comprehensive earnings (loss) before reclassifications	—	(286)	(286)
Amounts reclassified out of other comprehensive loss	—	(64)	(64)
Net current period other comprehensive loss	—	(350)	(350)
Balance at December 31, 2016	$—	$(350)	$(350)

12. Related Party

Since inception the Company has entered into multiple agreements with Amunix which (i) with its affiliates, had owned approximately 10% of the Company’s preferred stock outstanding at December 31, 2013, and (ii) was represented on the Company’s Board of Directors prior to the Company’s initial public offering in March 2014. Since the initial public offering, Amunix has reduced its ownership percentage, which as of December 31, 2016, is less than 5% of the Company’s outstanding common stock.  These agreements between the Company and Amunix include the following:

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

The aggregate amount of operating expenses (included both within research and development and general and administrative in the consolidated statements of operations) were $0.6 million, $0.8 million, and $0.8 million during the years ended December 31, 2016, 2015, and 2014, respectively.  Amounts due to Amunix as of December 31, 2016 and December 31, 2015 were $0.1 million and $0.1 million, respectively.

13. Income Taxes

  The provision for federal income taxes in 2016, 2015, and 2014 is as follows:

	December 31,
	2016	2015	2014
Current
Federal	$247	$—	$—
State	—	—	—
	247	—	—
Deferred
Federal	$—	$—	$—
State	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$247	$—	$—

	December 31,
	2016	2015	2014
United States	$(10,421)	$(17,671)	$(49,850)
Foreign	(85,149)	(64,506)	(7,663)
Net loss before provision for income taxes	$(95,570)	$(82,177)	$(57,513)

Income tax expense in 2016, 2015, and 2014 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2016	2015	2014
Federal tax benefit at statutory rate	34%	34%	34%
State tax benefit net of federal effect	—	—	—
Change in valuation allowance	(3)%	(8)%	(23)%
Research and development credits	4%	2%	2%
Non-deductible warrant	—	—	(7)%
Foreign loss not benefitted	(30)%	(27)%	(5)%
Other Non-deductible expenses	(5)%	(2)%	(1)%
Total	0%	0%	0%

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carry forwards	$32,500	$33,684
Research and development tax credits	8,142	4,982
Stock based compensation and other	7,256	4,465
Depreciation and amortization	78	42
Total deferred tax assets	47,976	43,173
Less: Valuation allowance	(47,976)	(43,173)
Net deferred tax assets	$—	$—

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

The valuation allowance increased by approximately $4.8 million and $6.5 million in 2016 and 2015, respectively.

At December 31, 2016, the Company has net operating loss carryforwards for federal income tax purposes of approximately $68.4 million and federal research and development tax credits of approximately $955,000, which begin to expire in 2029. The Company also has net operating loss carryforwards for state income tax purposes of approximately $55.1 million, which begin to expire in 2029, and state research and development tax credits of approximately $1,616,000 which have no expiration date. Additionally, the Company has an Orphan Drug Credit of approximately $20.9 million for federal income tax purposes, which begins to expire in 2033.  The Company has foreign net operating loss carryforwards of $17.4 million, which begin to expire in 2023.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2016, the portion of the federal and state net operating losses related to stock option benefits was approximately $2.1 million.

Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception to the Company’s initial public offering in March 2014. Based on this analysis, management determined that the Company did experience historical ownership changes of greater than 50% during this period. Therefore, the utilization of a portion of the Company’s net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to the Company’s gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance.  The Company reviewed its stock ownership since the initial public offering through the year ended December 31, 2016 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. Although the Company concluded that it did not experience any further ownership change as of December 31, 2016, the Company may experience an ownership change, as defined under section 382, as a result of future offerings or other changes in the ownership of our stock.  In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryforwards useable in any taxable year could be limited and may expire unutilized.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2016, 2015, and 2014, the Company’s reserve for unrecognized tax benefits is approximately $10,116,000, $4,061,000, and $332,000, respectively. Due to the full valuation allowance at December 31, 2016, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statute is open for all tax years from inception, that is, for the period from December 10, 2008 (date of inception) to December 31, 2016 and forward for federal and state tax purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2014	$287
Decreases based on tax positions taken during a prior period	(102)
Increases based on tax positions taken during a current period	147
Balance at December 31, 2014	$332
Increases based on tax positions taken during a prior period	3,562
Increases based on tax positions taken during a current period	167
Balance at December 31, 2015	$4,061
Gross increase related to prior year tax positions	4,628
Gross decrease related to prior year tax positions	(3,559)
Gross increase related to current year positions	4,986
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-
Balance at December 31, 2016	$10,116

All tax years remain open for examination by federal and state tax authorities.

14. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.

15. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	December 31,
	2016	2015	2014
Net loss attributable to common stockholders - basic and diluted	$(95,817)	$(82,177)	$(83,072)
Weighted-average shares used to compute basic and diluted net loss per share	30,784	28,964	18,922
Basic and diluted net loss per common share	$(3.11)	$(2.84)	$(4.39)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2016, 2015, and 2014, diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2016	2015	2014
Options to purchase common stock	4,452,700	3,240,969	2,723,366
Restricted stock units	502,027	254,067	185,514

16. Subsequent Event

In January 2017, the Company issued approximately 1,207,240 options to purchase common stock and restricted stock units in the aggregate in connection with its employee benefit plans.

17. Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Consolidated Statement of operations data:
Operating expenses
Research and development	$18,192	$16,397	$20,664	$16,731
General and administrative	5,915	5,909	6,752	5,760
Total operating expenses	24,107	22,306	27,416	22,491
Loss from operations	(24,107)	(22,306)	(27,416)	(22,491)
Interest income	105	129	120	160
Other income (expense), net	(230)	59	(39)	446
Net loss before provision for income taxes	(24,232)	(22,118)	(27,335)	(21,885)
Provision for income taxes	—	—	—	247
Net loss	$(24,232)	$(22,118)	$(27,335)	$(22,132)
Net loss per share- basic and diluted	$(0.82)	$(0.75)	$(0.92)	$(0.64)
Weighted-average common shares used to compute basic and diluted net loss per share	29,422	29,489	29,574	34,609

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Consolidated Statement of operations data:
Operating expenses
Research and development	$17,100	$11,940	$15,400	$15,586
General and administrative	5,181	7,556	5,124	4,622
Total operating expenses	22,281	19,496	20,524	20,208
Loss from operations	(22,281)	(19,496)	(20,524)	(20,208)
Interest income	49	65	54	51
Other income (expense), net	226	(236)	91	32
Net loss and comprehensive loss	(22,006)	(19,667)	(20,379)	(20,125)

Net loss attributable to common stockholders	$(22,006)	$(19,667)	$(20,379)	$(20,125)
Net loss per basic and diluted share attributable to common stockholders	$(0.79)	$(0.67)	$(0.69)	$(0.69)
Weighted-average common shares used to compute basic and diluted net loss per share	27,810	29,293	29,354	29,379

•

VERSARTIS, INC.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

	Balance at
	beginning of	Additions/charged		Balance at
	period	to expense	Deductions	end of period
Year ended December 31, 2016
Valuation allowances for deferred tax assets	$43,173	$4,803	$—	$47,976
Year ended December 31, 2015
Valuation allowances for deferred tax assets	$36,645	$6,528	$—	$43,173
Year ended December 31, 2014
Valuation allowances for deferred tax assets	$23,964	$12,681	$—	$36,645

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Stock Certificate. (3)

10.1	Fourth Amended and Restated Investors’ Right Agreement by and among the Company and the parties thereto, dated as of February 14, 2014. (4)

10.2	Lease by and between the Company and CA-Shorebreeze Limited Partnership, dated as of August 31, 2011. (5)

10.3*	2009 Stock Plan, as amended.(6)

10.4*	Form of Notice of Stock Option Grant and Incentive Stock Option Agreement under 2009 Stock Plan. (7)

10.5*	Form of Notice of Stock Option Grant and Non-Statutory Stock Option Agreement under 2009 Stock Plan. (8)

10.6*	2014 Equity Incentive Plan. (9)

10.7*	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement. (10)

10.8*	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (11)

10.9*	Change in Control Severance Plan. (12)

10.10*	2014 Employee Stock Purchase Plan. (13)

10.11*	Form of Indemnification Agreement by and between the Company and each of its directors and officers. (14)

10.12†	Technology Transfer and Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, dated as of October 23, 2012. (15)

10.13†	Amendment No. 1 to the Technology Transfer, Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, effective as of October 1, 2013. (16)

10.14†	Assignment of Technology Transfer and Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, effective as of January 1, 2014. (17)

10.15†	Services Agreement by and between the Company and Amunix Operating Inc., dated as of March 18, 2013. (18)

10.16†	Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of December 30, 2010. (19)

10.17†	Letter Agreement by and between the Company and Amunix Operating, Inc., dated as of February 3, 2011. (20)

10.18†	Amendment No. 1 to the Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of January 7, 2013. (21)

10.19	Amendment No. 2 to Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of February 25, 2014. (22)

10.20*	Offer letter between the Company and Jeffrey L. Cleland, Ph.D., dated as of December 20, 2010. (23)

10.21*	Offer letter between the Company and Joshua T. Brumm, dated as of November 8, 2013. (24)

10.22*	Amended and restated offer letter between the Company and Paul Westberg, dated as of February 10, 2011. (25)

10.23	Office Lease by and between the Company and Kilroy Realty, L.P., dated as of February 27, 2014. (26)

10.24	Non-employee Director Compensation Policy, adopted by the Board of Directors March 3, 2014, as amended May 21, 2015. (27)

Exhibit Number	Description

10.25	Separation and Consulting Agreement with Jeffrey L. Cleland, dated May 6, 2015. (28)
10.26	Offer letter between the Company and Jay Shepard dated as of May 12, 2015. (29)
10.27	Non-Employee Director Compensation Policy, as amended March 17, 2016. (30)
10.28*	Offer letter with Shane Ward, dated March 6, 2015. (31)
10.29*	Offer letter with Colin Hislop, dated February 18, 2016. (32)
10.30†	Owen Mumford Manufacturing Supplier Agreement, by and between Versartis GmbH and Owen Mumford Limited, dated May 27, 2016. (33)
10.31†	Exclusive License and Supply Agreement by and between the Company and Teijin Limited, dated August 5, 2016 (34)
10.32†	Exclusive Commercial Supply Agreement by and between Versartis, Inc. and Boehringer Ingelheim Biopharmaceutical GmbH, dated December 21, 2016. (35)
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Registrant has been granted confidential treatment for certain portions of this agreement. The omitted portions have been filed separately with the SEC.
*	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to the same numbered exhibit of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on March 26, 2014.
(2)	Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(3)

Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 001-36361), for the quarterly period ended March 31, 2014, as filed with the SEC on May 14, 2014.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(7)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(9)	Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.

(10)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-194949), as filed with the SEC on April 1, 2014.
(11)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on April 17, 2014.
(12)	Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 10, 2014.
(13)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(14)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(15)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 19, 2014.
(16)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 19, 2014.
(17)	Incorporated herein by reference to Exhibit 10.13 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(18)	Incorporated herein by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(19)	Incorporated herein by reference to Exhibit 10.15 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(20)	Incorporated herein by reference to Exhibit 10.16 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(21)	Incorporated herein by reference to Exhibit 10.17 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(22)	Incorporated herein by reference to Exhibit 10.21 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014.
(23)	Incorporated herein by reference to Exhibit 10.18 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(24)	Incorporated herein by reference to Exhibit 10.19 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(25)	Incorporated herein by reference to Exhibit 10.20 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(26)	Incorporated herein by reference to Exhibit 10.22 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014.
(27)	Incorporated herein by reference to Exhibit 10.5 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(28)	Incorporated herein by reference to Exhibit 10.6 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(29)	Incorporated herein by reference to Exhibit 10.7 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(30)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 4, 2016.
(31)	Incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 4, 2016.
(32)	Incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 4, 2016.
(33)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 3, 2016.
(34)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on November 4, 2016.
(35)	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.