Form 10-Q
period 2017-03-31
Versartis, Inc.
filed 2017-05-10
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 35,208,998 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$165,081	$201,153
Prepaid expenses	13,148	4,152
Other current assets	326	—
Total current assets	178,555	205,305
Restricted cash	2,378	—
Property and equipment, net	8,386	265
Total assets	189,319	205,570
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,577	$1,357
Accrued liabilities	12,821	12,899
Income taxes payable	247	247
Upfront payment from collaboration partner (Note 6)	40,000	40,000
Total current liabilities	54,645	54,503

Build-to-suit lease obligation	8,174	$—
Total liabilities	62,819	54,503
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; 35,162,043 and 34,843,885 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	445,565	440,667
Accumulated other comprehensive loss	(93)	(350)
Accumulated deficit	(318,975)	(289,253)
Total stockholders' equity	126,500	151,067
Total liabilities and stockholders’ equity	$189,319	$205,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses
Research and development	$22,004	$18,191
General and administrative	7,656	5,915
Total operating expenses	29,660	24,106
Loss from operations	(29,660)	(24,106)
Interest income	199	105
Other income (expense), net	(261)	(230)
Net loss	$(29,722)	$(24,231)
Net loss per share - basic and diluted	$(0.85)	$(0.82)
Weighted-average common shares used to compute basic and diluted net loss per share	35,004	29,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(29,722)	$(24,231)
Other comprehensive loss:
Unrealized loss on cash flow hedge	(93)	62
Comprehensive loss	$(29,815)	$(24,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(29,722)	$(24,231)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54	53
Stock-based compensation expense	3,864	2,363
Changes in assets and liabilities
Prepaid expenses and other assets	(9,065)	(255)
Accounts payable	220	(293)
Accrued and other liabilities	(79)	1,314
Net cash used in operating activities	(34,728)	(21,049)
Cash flows from investing activities
Purchase of property and equipment	—	(90)
Change in restricted cash	(2,378)	—
Net cash used in investing activities	(2,378)	(90)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	1,034	3
Net cash provided by financing activities	1,034	3
Net increase (decrease) in cash and cash equivalents	(36,072)	(21,136)
Cash and cash equivalents at beginning of period	201,153	182,069
Cash and cash equivalents at end of period	$165,081	$160,933
Supplemental disclosure
Supplemental disclosure of noncash items
Build-to-suit lease transaction	$8,174	$—

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2017, its results of operations for the three months period ended March 31, 2017, and 2016, comprehensive loss for the three months period ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017, and 2016.  The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed on March 9, 2017 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial position as of March 31, 2017 and as of December 31, 2016, results of operations and statements of comprehensive loss for the three month period ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016 include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

As of March 31, 2017, the Company had cash and cash equivalents balance of $165.1 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on its existing business plan. While the Company expects additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement (see Note 6), if the Company's potential Phase 3 clinical trials are successful, the Company will need to raise additional capital in order to further advance its product candidates towards regulatory approval and potential commercialization.  Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2017, the Company had an accumulated deficit of $319.0 million and working capital of $123.9 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 6), the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment on the consolidated balance sheet, including capitalized interest costs, for the replacement cost of the Company’s leased portion of the pre-existing building.  The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.

Once construction is complete, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The interest rate used for the build-to-suit lease obligation represents the Company’s estimated incremental borrowing rate at inception of the lease, adjusted to reduce any built in loss. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2017 or December 31, 2016.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating Expenses
Research and development	$1,481	$584
General and administrative	2,383	1,779
Total	$3,864	$2,363

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

In August 2016, the FASB issued, ASU 2016-15, Statement of Cash Flows (Topic 230).  This ASU simplifies elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The Company has adopted ASU 2016-15 as of January 1, 2017 and there is no material impact to the 2017 condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company has adopted ASU 2016-09 as of January 1, 2017 and there is no material impact to the 2017 condensed consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company has adopted ASU 2015-17 as of January 1, 2017 and there is no material impact to the 2017 condensed consolidated financial statements.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the impact that the revenue standards will have on the Company’s consolidated financial statements and determining the transition method that it will apply.

3. Balance Sheet Components

Prepaid expenses (in thousands)

	March 31,	December 31,
	2017	2016
Preclinical and clinical (1)	$12,382	$3,474
Other	766	678
Total	$13,148	$4,152

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2017	2016
Payroll and related	$3,005	$3,818
Preclinical and clinical	9,062	8,803
Professional services	375	114
Other	379	164
Total	$12,821	$12,899

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, foreign currency exchange contracts, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2017
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$127,659	$127,659	$—	$—
	$127,659	$127,659	$—	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$85,911	$85,911	$—	$—
	$85,911	$85,911	$—	$—

5. Teijin Agreement

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

The Company has recorded the $40 million upfront payment received from Teijin as a component of other current liabilities under the caption “Upfront payment from collaboration partner.” The Company concluded that the evidence of arrangement criteria pursuant to SEC Staff Accounting Bulletin No. 104 Revenue Recognition and applicable authoritative guidance has not been met as of March 31, 2017. The Company's analysis of the revenue recognition criteria will be completed upon the establishment and completion of the terms of a Commercial Supply Agreement with Teijin governing the supply of finished product to Teijin, as contemplated in the Agreement.

6. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $0.3 million as of March 31, 2017.

In December 2015, the Company entered into an operating sublease agreement to lease approximately 10,900 square feet of additional office space in Menlo Park for a period of twenty-four months.  The sublease date began January 1, 2016 and the total obligation under this sublease for the Company is approximately $0.4 million as of March 31, 2017.

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located in the building located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  This will serve as the Company’s corporate headquarters.

The anticipated delivery of the 1020 Space was April 2017. The anticipated delivery for the 1060 Space is November 2017. The initial term of the Lease is 93 months commencing on the date that is 120 days after the 1020 Space is delivered, with one renewal option for a five-year term. We have the option to terminate the lease with respect to the 1060 Space by so notifying Landlord on or before October 31, 2017, in which event the term of the Lease with respect to the 1020 Space will be reduced to 86 months.

With respect to the 1020 Space, base rent shall be approximately $0.2 million per month, subject to 3% annual increases. With respect to the 1060 Space, if we do not opt out, base rent shall be approximately $0.1 million per month, subject to 3% annual increases. In addition to the base rent, the Company shall pay additional rent for the Company’s proportionate share of operating expenses, taxes, utilities and insurance expenses for the complex in which the Premises are located.

As an inducement to enter into the lease, Landlord will provide us with approximately a $1.9 million and a $1.0 million tenant improvement allowance for the 1020 Space and the 1060 Space, respectively. We are providing the Landlord with a letter of credit to secure our obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the balance

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

sheet, to be increased to $3.6 million if we do not elect to terminate the lease with respect to the 1060 Space, which is subject to reductions in future years if certain financial hurdles are met.

Future minimum lease payments under all of our noncancelable operating and facility leases, including the 1020 lease which has not yet commenced, as of March 31, 2017, were as follows (in thousands):

Year Ended December 31,
2017	$1,454
2018	3,550
2019	4,103
2020	4,214
2021	4,328
Thereafter	15,307
Total	$32,956

Build-to-Suit

In March 2017, the Company entered into an operating facility lease agreement, as described above, to lease office space located in Menlo Park, California in a building to be constructed by the landlord. The company expects to occupy the 1020 Space and 1060 Space by August 2017 and February 2018, respectively. The lease has a term of 93 months from the commencement date as defined in the lease agreement with an option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $32.2 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance of approximately $1.9 million and $1.0 million for the 1020 Space and the 1060 Space, respectively, for costs associated with the design, development and construction of the Company’s improvements. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period.  Accordingly, for accounting purposes, the Company has concluded we are the deemed owner of the building during the construction period and the Company capitalized approximately $8.2  million within property and equipment and recognized a corresponding build-to-suit obligation in non-current liabilities in the condensed consolidated balance sheet as of March 31, 2017.

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of March 31, 2017, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,158,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of March 31, 2017, approximately 6,090,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of March 31, 2017, the Company has issued approximately 136,000 shares of common stock under the ESPP.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2016	$—	$(350)	$(350)
Amounts reclassified from accumulated other comprehensive loss	—	257	257
Net current period other comprehensive loss	—	257	257
Balance at March 31, 2017	$—	$(93)	$(93)

Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of net loss on our condensed consolidated statements of operations.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(29,722)	$(24,231)
Weighted-average shares used to compute basic and diluted net loss per share	35,004	29,422
Basic and diluted net loss per common share	$(0.85)	$(0.82)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	March 31,
	2016	2016
Options to purchase common stock	5,177,802	4,089,220
Restricted stock units	911,959	524,397

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2016, included in our annual report on Form 10-K filed on March 9, 2017 with the U.S. Securities and Exchange Commission (SEC).

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company initially developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. A key limitation to current recombinant human growth hormone, or rhGH, products is that they impose the burden of daily injections over multiple years, often resulting in poor adherence, which in turn can lead to suboptimal treatment outcomes in GHD patients.  Despite this limitation, global annual sales from currently marketed rhGH products have grown to more than $3.0 billion in 2015. Based on market research, we believe that the market for rhGH products can continue to grow up to $4.0 billion following the launch of long-acting rhGH therapies.

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

Pediatric GHD

Our first indication for somavaratan is pediatric GHD, which represents an approximately $1.5 billion existing market opportunity. We have completed the Phase 2a stage of our pediatric GHD clinical trial, have analyzed 36-months of safety and efficacy data from our long-term safety study, also known as our VISTA Study, in pediatric patients and have received feedback from various authorities, including the Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, providing guidance on the design of our Phase 3 clinical trial. In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial, and completed enrollment at U.S., Canadian and European sites in August 2016.  We also continue to administer somavaratan to patients enrolled in our VISTA Study, which includes rollover patients who have completed the Phase 2a trial and the VELOCITY trial, as well as new treatment-naïve patients.  In September 2016, we completed the Phase 2 portion of our pediatric GHD Phase 2/3 registration trial in Japan and have initiated enrollment in the Phase 3 portion of this study following a successful End-of-Phase 2 meeting with Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA.

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

Financial overview

Summary

We have never generated net income from operations, and, at March 31, 2017, we had an accumulated deficit of $319.0 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our VELOCITY trial, our ongoing long-term safety studies, our GHD Phase 2/3 registration trial in Japan, and potential Phase 3 Adult GHD trials.  As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 9, 2017 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2017	2016
Operating expenses:
Research and development	$22,004	$18,191	$3,813	21%
General and administrative	7,656	5,915	1,741	29%
Loss from operations	(29,660)	(24,106)	5,554	23%
Interest income	199	105	94	89%
Other income (expense), net	(261)	(230)	31	14%
Net loss	$(29,722)	$(24,231)	$5,491	23%

Research and development expense

Research and development expense increased $3.8 million, or 21%, to $22.0 million for the three months ended March 31, 2017 from $18.2 million for the same period in 2016. The increase in research and development expense was primarily due to related clinical and manufacturing costs to support our ongoing global VELOCITY pediatric trial, VITAL Phase 2 trial for adults and our Phase 2/3 trial of somavaratan in pediatric patients in Japan. For the three months ended March 31, 2017 and 2016, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $1.7 million, or 29%, to $7.6 million for the three months ended March 31, 2017 from $5.9 million for the same period in 2016. The increase in G&A expenses was primarily due to additional payroll, consulting, and professional services expenses as we continue to expand our infrastructure to support our growth.

Other income (expense), net

Other expense slightly increased for the three months ended March 31, 2017 of $0.3 million of other expense from $0.2 million other expense for the same period in 2016. This increase was primarily due to losses on our foreign currency exchange contracts and  foreign currency transactions.

Liquidity and capital resources

Since our inception and through March 31, 2017, we have financed our operations through private placements of our equity securities, debt financing and our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At March 31, 2017, we had cash and cash equivalents of $165.1 million, a majority of which is invested in money market funds at several highly rated financial institutions. At March 31, 2017, we had a substantial increase in prepaid expenses, primarily due to a $13.0 million prepayment to our contract manufacturer, Boehringer Ingelheim (“BI”) to support our drug substance and drug product for our development programs.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of somavaratan and any additional product candidates. Specifically, we have incurred substantial expenses in connection with our VELOCITY trial and we expect to continue to incur substantial expenses in connection with our long-term safety studies and additional Phase 2 and 3 clinical trials that we have initiated or plan to conduct.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Thre Months Ended
	March 31,
	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(34,728)	$(21,049)
Investing activities	(2,378)	(90)
Financing Activities	1,034	3
Net increase (decrease) in cash and cash equivalents	$(36,072)	$(21,136)

Cash used in operating activities

Net cash used in operating activities was $34.7 million and $21.0 million in the three months ended March 31, 2017 and 2016, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2017 increased compared to 2016 due to the substantial increase in prepaid expenses as a result of the prepayment to BI described above and a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan related to our manufacturing and clinical costs and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities was $2.4 million and $0.1 million in the three months ended March 31, 2017 and 2016, respectively, which was primarily due to a letter of credit associated with our new facility in Menlo Park, California, for which we commenced a new lease in March 2017.

Cash provided by financing activities

Net cash provided by financing activities was $1.0 million and $0 million in the three months ended March 31, 2017 and 2016, respectively. Cash provided by financing activities for 2017 consisted of proceeds from issuance of common stock in connection with employee benefit plans.

As of March 31, 2017, we had cash and cash equivalents of approximately $165.1 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. If our current Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016, except for a new operating lease agreement entered in March 2017 with Bohannon Associates described below:

Bohannon Associates

In March 2017, we entered into an operating facility lease agreement for approximately 34,500 rentable square feet located in the building located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  This will serve as the Company’s corporate headquarters.

The anticipated delivery of the 1020 Space was in April 2017. The anticipated delivery for the 1060 Space is November 2017. The initial term of the Lease is 93 months commencing on the date that is 120 days after the 1020 Space is delivered, with one renewal option for a five-year term. We have the option to terminate the lease with respect to the 1060 Space by so notifying Landlord on or before October 31, 2017, in which event the term of the Lease with respect to the 1020 Space will be reduced to 86 months.

With respect to the 1020 Space, base rent shall be approximately $0.2 million per month, subject to 3% annual increases. With respect to the 1060 Space, base rent shall be approximately $0.1 million per month, subject to 3% annual increases. In addition to the base rent, the Company shall pay additional rent for the Company’s proportionate share of operating expenses, taxes, utilities and insurance expenses for the complex in which the Premises are located.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2017, we had cash and cash equivalents of $165.1 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2017 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2017.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Somavaratan is in active development for pediatric GHD and adult GHD, and safety data have been reported from seven clinical studies of somavaratan in GHD patients. In these studies, adverse events (AEs) associated with somavaratan administration have generally been mild or moderate and transient, have been observed most frequently at or shortly following administration of the first dose, and have been consistent with those typically reported and observed in children starting daily rhGH. Suspected serious adverse drug reactions have been rare. In the ongoing Phase 2 extension study in Japan, one potentially related serious AE (seizure) was reported in a child with both a medical history and clinical findings consistent with a preexisting condition. Reference safety information for somavaratan has been established based on frequency of reported events and clinical judgment. Events considered expected for the purposes of regulatory reporting include injection site pain and headache in adults and children with GHD. However, we cannot provide assurance that serious adverse events or clinically meaningful adverse events will not occur at a higher rate in current or future clinical trials or that side effects in general will not prompt the discontinued development of somavaratan or any future product candidates.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2017, we had an accumulated deficit of $319.0 million.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2017, we had approximately $165.1 million in cash and cash equivalents, and we received an additional $59.1 million in net proceeds from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We expect to seek regulatory approval for somavaratan in the vial configuration as well as a drug/device combination product including somavaratan and an autoinjector, both of which we believe will provide stability for approximately 30 days at room temperature. We anticipate availability of one or both configurations at or following the initial regulatory approval. The autoinjector is a new medical device that has not been approved or cleared in any jurisdiction and will be manufactured by Owen Mumford Limited in the United Kingdom. We cannot assure that the autoinjector will be manufactured in compliance with all applicable device QS requirements in a manner acceptable to applicable regulatory authorities. In addition, we are reliant upon Owen Mumford as the sole supplier of the autoinjector and if it is unable to supply the device at the volume required for conduct of our clinical trials and potential commercialization, the availability of somavaratan combination product may be impacted.

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

We are highly dependent on our chief executive officer and the other principal members of our executive team, substantially all of whom joined our company prior to May 2015, when our current chief executive officer began serving in that role. We recently added Under the terms of their employment, our executives may terminate their employment with us at any time. The loss of the services of any of these people or instability in our executive team, which may be more likely due to our recent leadership changes, could impede the achievement of our research, development and commercialization objectives.

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

As of April 30, 2017, we had 71 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We or our licensers may become involved in proceedings, including oppositions, interferences, derivation proceedings inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. For example, Novo Nordisk A/S filed oppositions to two issued European patents relating to the XTEN technology. Both of the oppositions resulted in adverse initial decision by the European Patent Office that are currently under appeal.  The patents remain in effect until complete adjudication of the appeal, which typically is a multi-year process.  An adverse final determination in any such proceeding could reduce the scope of, or invalidate, our important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we hold material service agreements with certain parties, including Amunix, and disagreements may therefore arise as to the ownership of any intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through April 30, 2017 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of April 30, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 70.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014

3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014

4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014

10.1*^	Operating Lease Agreement by and between Versartis, Inc. and Bohannon Associates dated March 17, 2017

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
^	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
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

VERSARTIS, INC.
(Registrant)

Date: May 10, 2017	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)