Form 10-Q
period 2017-06-30
Versartis, Inc.
filed 2017-08-07
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 35,578,470 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$143,358	$201,153
Prepaid expenses	11,297	4,152
Other current assets	326	—
Total current assets	154,981	205,305
Restricted cash	2,378	—
Property and equipment, net	590	265
Build-to-suit lease asset	9,975	—
Total assets	167,924	205,570
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,550	$1,357
Accrued liabilities	22,181	12,899
Income taxes payable	-	247
Upfront payment from collaboration partner (Note 5)	40,000	40,000
Total current liabilities	64,731	54,503
Build-to-suit lease obligation	8,174	$—
Total liabilities	72,905	54,503
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 50,000,000 shares authorized at June 30, 2017 and December 31, 2016; 35,514,630 and 34,843,885 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	450,588	440,667
Accumulated other comprehensive loss	0	(350)
Accumulated deficit	(355,572)	(289,253)
Total stockholders' equity	95,019	151,067
Total liabilities and stockholders’ equity	$167,924	$205,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$28,618	$16,397	$50,622	$34,589
General and administrative	7,572	5,909	15,228	11,823
Total operating expenses	36,190	22,306	65,850	46,412
Loss from operations	(36,190)	(22,306)	(65,850)	(46,412)
Interest income	242	129	441	234
Other income (expense), net	(521)	59	(782)	(171)
Net loss before provision for income taxes	$(36,469)	$(22,118)	$(66,191)	$(46,349)
Provision for income taxes	128	—	128	—
Net Loss	$(36,597)	$(22,118)	$(66,319)	$(46,349)
Net loss per share - basic and diluted	$(1.04)	$(0.75)	$(1.89)	$(1.57)
Weighted-average common shares used to compute basic and diluted net loss per share	35,316	29,489	35,001	29,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(36,597)	$(22,118)	$(66,319)	$(46,349)
Other comprehensive loss:
Cumulative foreign currency translation adjustment	—	(10)	—	(1)
Unrealized loss on cash flow hedge	—	(258)	—	(205)
Comprehensive loss	$(36,597)	$(22,386)	$(66,319)	$(46,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(66,319)	$(46,349)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	104	106
Stock-based compensation expense	7,522	5,377
Changes in assets and liabilities
Prepaid expenses and other assets	(7,122)	(3,636)
Accounts payable	1,194	(940)
Accrued and other liabilities	8,063	547
Income taxes payable	(247)	—
Net cash used in operating activities	(56,805)	(44,895)
Cash flows from investing activities
Purchase of property and equipment	(1,009)	(90)
Change in restricted cash	(2,380)	—
Net cash used in investing activities	(3,389)	(90)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	2,399	413
Net cash provided by financing activities	2,399	413
Net increase (decrease) in cash and cash equivalents	(57,795)	(44,572)
Cash and cash equivalents at beginning of period	201,153	182,069
Cash and cash equivalents at end of period	$143,358	$137,497
Supplemental disclosure
Income taxes paid	$375	$—
Supplemental disclosure of noncash items
Build-to-suit lease hold improvements	$1,219	$—
Build-to-suit lease transaction	$8,174	$—

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2017, its results of operations for the three- and six- months period ended June 30, 2017, and 2016, comprehensive loss for the three- and six- months period ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017, and 2016.  The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed on March 9, 2017 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial position as of June 30, 2017 and as of December 31, 2016, results of operations and statements of comprehensive loss for the three- and six- month period ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016 include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

As of June 30, 2017, the Company had cash and cash equivalents balance of $143.4 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its existing business plan. While the Company expects additional proceeds if certain clinical and regulatory milestones are met under the Teijin Agreement (see Note 5), if the Company's potential Phase 3 clinical trials are successful, the Company will need to raise additional capital in order to further advance its product candidates towards regulatory approval and potential commercialization.  Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2017, the Company had an accumulated deficit of $355.6 million and working capital of $90.3 million. The Company expects to continue to incur losses from costs related to the continuation of research and development and administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2017 or December 31, 2016.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Expenses
Research and development	$1,501	$1,020	$2,982	$1,604
General and administrative	2,157	1,995	4,540	3,773
Total	$3,658	$3,015	$7,522	$5,377

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

In May 2017, the FASB issued, ASU-2017-09, Compensation—Stock Compensation (Topic 718).  This guidance clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance, which will become effective on a prospective basis on January 1, 2018, is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued, ASU-2017-01, Business Combinations (Topic 805)- Definition of a Business. This guidance clarifies changes to the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance will become effective on a prospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued, ASU-2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash.  This guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The guidance will become effective on a retrospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update ASU-2016-09, Compensation – Stock Compensation (Topic 718).  This guidance simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	June 30,	December 31,
	2017	2016
Preclinical and clinical (1)	$9,924	$3,474
Other	1,373	678
Total	$11,297	$4,152

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2017	2016
Payroll and related	$3,608	$3,818
Preclinical and clinical	16,789	8,803
Professional services	334	114
Other	1,450	164
Total	$22,181	$12,899

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, foreign currency exchange contracts, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2017
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$105,836	$105,836	$—	$—
	$105,836	$105,836	$—	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$85,911	$85,911	$—	$—
	$85,911	$85,911	$—	$—

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

The Company has recorded the $40 million upfront payment received from Teijin as a component of other current liabilities under the caption “Upfront payment from collaboration partner.” The Company concluded that the evidence of arrangement criteria pursuant to SEC Staff Accounting Bulletin No. 104 Revenue Recognition and applicable authoritative guidance has not been met as of June 30, 2017. The Company's analysis of the revenue recognition criteria will be completed upon the establishment and completion of the terms of a Commercial Supply Agreement with Teijin governing the supply of finished product to Teijin, as contemplated in the Agreement.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

6. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The total obligation for the Company under this lease is approximately $0.1 million as of June 30, 2017.

In December 2015, the Company entered into an operating sublease agreement to lease approximately 10,900 square feet of additional office space in Menlo Park for a period of twenty-four months.  The sublease date began January 1, 2016 and the total obligation under this sublease for the Company is approximately $0.3 million as of June 30, 2017.

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located in the building located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  This will serve as the Company’s corporate headquarters.

The delivery of the 1020 Space was April 2017. The anticipated delivery for the 1060 Space is November 2017. The initial term of the Lease is 93 months commencing on the date that is 120 days after the 1020 Space is delivered, with one renewal option for a five-year term. We have the option to terminate the lease with respect to the 1060 Space by so notifying Landlord on or before October 31, 2017, in which event the term of the Lease with respect to the 1020 Space will be reduced to 86 months.

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

As an inducement to enter into the lease, Landlord will provide us with approximately a $1.9 million and a $1.0 million tenant improvement allowance for the 1020 Space and the 1060 Space, respectively. We are providing the Landlord with a letter of credit to secure our obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the balance sheet, to be increased to $3.6 million if we do not elect to terminate the lease with respect to the 1060 Space, which is subject to reductions in future years if certain financial hurdles are met.

Future minimum lease payments under all of our noncancelable operating and facility leases, including the 1020 lease which has not yet commenced, as of June 30, 2017, were as follows (in thousands):

Year Ended December 31,
2017	$1,118
2018	3,550
2019	4,103
2020	4,214
2021	4,328
Thereafter	15,307
Total	$32,620

Build-to-Suit

In March 2017, the Company entered into an operating facility lease agreement, as described above, to lease office space located in Menlo Park, California in a building to be constructed by the landlord. The company expects to occupy the 1020 Space and 1060 Space by August 2017 and February 2018, respectively. The lease has a term of 93 months from the commencement date as defined in the lease agreement with the Company’s option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $32.2 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance of approximately $1.9 million and $1.0 million for the 1020 Space and the 1060 Space, respectively, for costs associated with the design, development and construction of the Company’s improvements. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance.

Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period.  Accordingly, for accounting purposes, the Company has concluded that they are deemed the owner of the building during the construction period and the Company capitalized approximately $10.0 million within property and equipment and recognized an $8.2 million

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

corresponding build-to-suit obligation in non-current liabilities in the condensed consolidated balance sheet as of June 30, 2017.  Of the $10.0 million, approximately $1.2 million has been recorded as a build-to-suit asset and related accrued liability for work performed but net yet paid as of June 30, 2017.

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

As of June 30, 2017 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of June 30, 2017, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 1,120,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of June 30, 2017, approximately 5,788,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of June 30, 2017, the Company has issued approximately 200,000 shares of common stock under the ESPP.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(36,597)	$(22,118)	$(66,319)	$(46,349)
Weighted-average shares used to compute basic and diluted net loss per share	35,316	29,489	35,001	29,455
Basic and diluted net loss per common share	$(1.04)	$(0.75)	$(1.89)	$(1.57)

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	June 30,
	2017	2016
Options to purchase common stock	4,898,934	4,403,810
Restricted stock units	889,453	532,835

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

Adult GHD

In August 2015, we initiated an adult GHD Phase 2 trial, which we refer to as the VITAL trial. We completed enrollment in the VITAL trial in April of 2016.  We have since initiated a long-term safety study, known as the Protocol 15VR8 trial, where we have transitioned patients completing the VITAL trial to twice-monthly somavaratan dosing.

Other Indications

We may develop somavaratan for additional growth disorders, such as Turner Syndrome, idiopathic short stature, or ISS, and small for gestational age, or SGA, which together accounted for approximately 30% of the global rhGH market in 2015. We have global rights to somavaratan and, if somavaratan is approved, given the highly concentrated prescriber base, we intend to commercialize it with our own specialty sales force in North America, and potentially other geographies.

Financial overview

Summary

We have never generated net income from operations, and, at June 30, 2017, we had an accumulated deficit of $355.6 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. Somavaratan is at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to incur significant and increasing losses from operations for the foreseeable future as we seek to advance somavaratan through its on-going and planned Phase 2 and 3 clinical trials, and there can be no assurance that we will ever generate significant revenue or profits.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 9, 2017 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2017	2016			2017	2016
Operating expenses:
Research and development	$28,618	$16,397	$12,221	75%	$50,622	$34,589	$16,033	46%
General and administrative	7,572	5,909	1,663	28%	15,228	11,823	3,405	29%
Loss from operations	(36,190)	(22,306)	13,884	62%	(65,850)	(46,412)	19,438	42%
Interest income	242	129	113	88%	441	234	207	87%
Other income (expense), net	(521)	59	580	984%	(782)	(171)	611	358%
Net loss before provision for income taxes	(36,469)	(22,118)	14,351	65%	(66,191)	(46,349)	19,842	43%
Provision for income taxes	128	-	128	NM	128	-	128	NM
Net loss	$(36,597)	$(22,118)	$14,479	65%	$(66,319)	$(46,349)	$19,970	43%

Research and development expense

Research and development expense increased $12.2 million, or 75%, to $28.6 million for the three months ended June 30, 2017 from $16.4 million for the same period in 2016. For the six months ended June 30, 2017 research and development expense increased $16.0 million, or 46%, to $50.6 million from $34.5 million for the same period in 2016. The increase in research and development expense was primarily due to related clinical and manufacturing costs to support our ongoing global VELOCITY pediatric trial and Phase 2/3 trial of somavaratan in pediatric patients in Japan. For the three and six months ended June 31, 2017 and 2016, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $1.7 million, or 28%, to $7.6 million for the three months ended June 30, 2017 from $5.9 million for the same period in 2016. For the six months ended June 30, 2017, general and administrative expense increased $3.4 million, or 29%, to $15.2 million from $11.8 million for the same period in 2016. The increase in G&A expenses was primarily due to additional payroll, consulting, and professional services expenses as we continue to expand our infrastructure to support our growth.

Other income (expense), net

Other expense increased $0.6 million to $0.8 million of other expense for the six months ended June 30, 2017 from other expense of $0.2 million for the same period in 2016.  This increase was primarily due to losses on our foreign currency exchange contracts and foreign currency transactions.

Provision for Income taxes

The income tax provision increased to $0.1 million from zero for the three and six months ended June 30, 2017.  This increase to our alternative minimum tax primarily reflects the impact of our global business footprint.

Liquidity and capital resources

Since our inception and through June 30, 2017, we have financed our operations through private placements of our equity securities, debt financing and our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At June 30, 2017, we had cash and cash equivalents of $143.4 million, a majority of which is invested in money market funds at several highly rated financial institutions. At June 30, 2017, we had a substantial increase in prepaid expenses, primarily due to our contract manufacturer, Boehringer Ingelheim (“BI”) to support our drug substance and drug product for our development programs.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(56,805)	$(44,895)
Investing activities	(3,389)	(90)
Financing Activities	2,399	413
Net increase (decrease) in cash and cash equivalents	$(57,795)	$(44,572)

Cash used in operating activities

Net cash used in operating activities was $56.8 million and $44.9 million in the six months ended June 30, 2017 and 2016, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2017 increased compared to 2016 due to the substantial increase in prepaid expenses and a higher net loss from operations as we continued to increase our research and development expenditures to develop somavaratan related to our manufacturing and clinical costs and expand our general and administrative functions to support continued growth.

Cash used in investing activities

Cash used in investing activities was $3.4 million and $0.1 million in the six months ended June 30, 2017 and 2016, respectively, which was primarily due to a letter of credit and construction costs associated with our new facility in Menlo Park, California, for which we commenced a new lease in March 2017.

Cash provided by financing activities

Net cash provided by financing activities was $2.4 million and $0.4 million in the six months ended June 30, 2017 and 2016, respectively. Cash provided by financing activities for 2017 consisted of proceeds from issuance of common stock in connection with employee benefit plans.

As of June 30, 2017, we had cash and cash equivalents of approximately $143.4 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our existing business plan. If our current Phase 3 clinical trials are successful, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval and potential commercialization.

Contractual obligations and commitments

During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016, except for a new operating lease agreement entered in March 2017 with Bohannon Associates described below:

Bohannon Associates

In March 2017, we entered into an operating facility lease agreement for approximately 34,500 rentable square feet located in the building located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  This will serve as the Company’s corporate headquarters.

The delivery of the 1020 Space was in April 2017. The anticipated delivery for the 1060 Space is November 2017. The initial term of the Lease is 93 months commencing on the date that is 120 days after the 1020 Space is delivered, with one renewal option for a five-year term. We have the option to terminate the lease with respect to the 1060 Space by so notifying Landlord on or before October 31, 2017, in which event the term of the Lease with respect to the 1020 Space will be reduced to 86 months.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2017, we had cash and cash equivalents of $143.4 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2017 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2017.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Somavaratan utilizes the same rhGH amino acid sequence as in currently approved rhGH products, but combined with sequences of hydrophilic amino acids genetically fused to the rhGH protein to extend its half-life. This proprietary in-licensed half-life extension technology, XTEN, has been used in somavaratan to potentially enable less frequent administration of rhGH. We have limited clinical data on product candidates utilizing XTEN technology indicating whether they are safe or effective for long-term treatment in humans. The long term safety and efficacy of the XTEN technology and the extended half-life and exposure profile of somavaratan compared to currently approved rhGH products is unknown, and it is possible it may increase the risk of unforeseen reactions to somavaratan following extended treatment relative to other currently approved rhGH products. Continuously elevated levels of rhGH and insulin-like growth factor-I, or IGF-I, together can lead to acromegaly, a rare disease that occurs when the body produces excess growth hormone, leading to an increase in the size of bones and organs and which can result in disfigurement and other complications, with an associated increased cancer risk. It is unknown whether long-term repeated administration of somavaratan could result in an increased immune response to rhGH, leading to a loss of efficacy or potential safety issues. If extended treatment with somavaratan in our ongoing or future clinical trials results in any concerns about its safety or efficacy, we may be unable to successfully develop or commercialize somavaratan.

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

We are developing our lead product candidate, somavaratan, for treatment of pediatric and adult GHD patients based on a twice-monthly dosing regimen. The current standard of care for growth therapies for patients in the United States and around the world is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), ZomactonTM (Ferring Pharmaceuticals), Omnitrope® (Sandoz GmbH) and Valtropin® (LG Life Science). These rhGH drugs, with the exception of Valtropin®, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, or PBMs, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of somavaratan to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to somavaratan, the perception that the use of somavaratan will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2017, we had an accumulated deficit of $355.6 million.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2017, we had approximately $143.4 million in cash and cash equivalents, and we received an additional $59.1 million in net proceeds from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We expect to seek regulatory approval for somavaratan in the vial configuration as well as a drug/device combination product including somavaratan and an autoinjector. We anticipate availability of one or both configurations at or following the initial regulatory approval. The autoinjector is a new medical device that has not been approved or cleared in any jurisdiction and will be manufactured by Owen Mumford Limited in the United Kingdom. We cannot assure that the autoinjector will be manufactured in compliance with all applicable device QS requirements in a manner acceptable to applicable regulatory authorities. In addition, we are reliant upon Owen Mumford as the sole supplier of the autoinjector and if it is unable to supply the device at the volume required for conduct of our clinical trials and potential commercialization, the availability of somavaratan combination product may be impacted.

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

As of July 31, 2017, we had 71 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.07 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

In addition, the statutes and regulations that define the time lines and criteria for approval of drugs and biologics are subject to change by Congress and the responsible administrative agencies.  For example, the Prescription Drug User Fee Act (PDUFA) authorizes the FDA to collect fees and use them for the review of human drug applications (including BLAs) and defines the review time targets for such applications. The current legislative authority for PDUFA expires in September 2017. New legislation will be required for the FDA to continue collecting prescription drug user fees in future fiscal years and for manufacturers to have clarity regarding the time the FDA will spend reviewing BLAs and similar submissions.  If PDUFA reauthorization is not completed, the review time for our BLA for somavaratan could be significantly longer than currently expected, which could delay potential marketing approval and launch.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through July 31, 2017 the reported sale price of our common stock has fluctuated between $6.41 and $23.46 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of July 31, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 68.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Versartis, Inc.	8-K	001-36361	3.1	03/26/2014

3.2	Amended and Restated Bylaws of Versartis, Inc.	S-1/A	333-193997	3.4	03/06/2014

4.1	Form of Stock Certificate	10-Q	001-36361	4.1	05/14/2014

10.1*^	Amended Boehringer Ingelheim Technology Transfer, Clinical Supply Agreement by and between Versartis, Inc. and Boehringer Ingelheim dated October 23, 2012
10.2*^	Amended Amunix License Agreement by and between Versartis, Inc. and Amunix Operating, Inc. dated March 22, 2016
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*+	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
^	Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
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

VERSARTIS, INC.
(Registrant)

Date: August 7, 2017	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)