Form 10-Q
period 2017-09-30
Versartis, Inc.
filed 2017-11-09
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

1020 Marsh Rd

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

As of October 31, 2017, there were 35,809,311 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$118,783	$201,153
Prepaid expenses	4,267	4,152
Other current assets	326	—
Total current assets	123,376	205,305
Restricted cash	2,382	—
Property and equipment, net	861	265
Build-to-suit lease asset	8,952	—
Total assets	135,571	205,570
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,233	$1,357
Accrued liabilities	36,670	12,899
Income taxes payable	—	247
Upfront payment from collaboration partner (Note 5)	40,000	40,000
Total current liabilities	80,903	54,503
Build-to-suit lease obligation	5,428	—
Total liabilities	86,331	54,503
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 and 50,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 35,809,311 and 34,843,885 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	454,596	440,667
Accumulated other comprehensive loss	—	(350)
Accumulated deficit	(405,360)	(289,253)
Total stockholders' equity	49,240	151,067
Total liabilities and stockholders’ equity	$135,571	$205,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$42,673	$20,664	$93,295	$55,253
General and administrative	7,073	6,752	22,301	18,575
Total operating expenses	49,746	27,416	115,596	73,828
Loss from operations	(49,746)	(27,416)	(115,596)	(73,828)
Interest income	220	120	661	354
Other income (expense), net	(262)	(39)	(1,044)	(210)
Net loss before provision for income taxes	$(49,788)	$(27,335)	$(115,979)	$(73,684)
Provision for income taxes	—	—	128	—
Net Loss	$(49,788)	$(27,335)	$(116,107)	$(73,684)
Net loss per share - basic and diluted	$(1.40)	$(0.92)	$(3.29)	$(2.50)
Weighted-average common shares used to compute basic and diluted net loss per share	35,680	29,574	35,336	29,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(49,788)	$(27,335)	$(116,107)	$(73,684)
Other comprehensive loss:
Cumulative foreign currency translation adjustment	—	—	—	(1)
Unrealized loss on cash flow hedge	—	(96)	—	(301)
Comprehensive loss	$(49,788)	$(27,431)	$(116,107)	$(73,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(116,107)	$(73,684)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	190	161
Stock-based compensation expense	11,101	8,028
Changes in assets and liabilities	—	—
Prepaid expenses and other assets	(93)	(1,539)
Accounts payable	2,876	29
Accrued and other liabilities	22,995	5,007
Income taxes payable	(247)	—
Upfront payment from collaboration partner	—	40,000
Net cash used in operating activities	(79,285)	(21,998)
Cash flows from investing activities
Purchase of property and equipment	(3,532)	(90)
Change in restricted cash	(2,382)	—
Net cash used in investing activities	(5,914)	(90)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	2,829	453
Net cash provided by financing activities	2,829	453
Net increase (decrease) in cash and cash equivalents	(82,370)	(21,635)
Cash and cash equivalents at beginning of period	201,153	182,069
Cash and cash equivalents at end of period	$118,783	$160,434
Supplemental disclosure
Income taxes paid	$375	$—
Supplemental disclosure of noncash items
Build-to-suit lease transaction	$5,428	$—
Public offering issuance costs	$—	$346

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

In September 2017, the Company announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric growth hormone deficiency (GHD) did not meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan will conclude by the end of 2017.  Analysis of the trial results continues in order to assess the viability of further development of somavaratan.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, its results of operations for the three and nine months period ended September 30, 2017 and 2016, comprehensive loss for the three and nine months period ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017, and 2016.  The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed on March 9, 2017 with the U.S. Securities and Exchange Commission (“SEC”).

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

The accompanying condensed consolidated financial position as of September 30, 2017 and as of December 31, 2016, results of operations and statements of comprehensive loss for the three and nine months period ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016 include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

As of September 30, 2017, the Company had a cash and cash equivalents balance of $118.8 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan. As a result of the failure of the VELOCITY trial to meet its primary endpoint, the Company has implemented a number of cost-cutting measures, including a reduction in workforce of approximately two-thirds.  As part of its current business plan, the Company continues its assessment of the viability of somavaratan and is also evaluating possible strategic transactions to diversify its pipeline.  The Company’s expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and expected termination of a number of supplier contracts, including commercial contracts with our contract manufacturers. Since inception, the Company has incurred net losses and negative cash flows from operations. At September 30, 2017, the Company had an accumulated deficit of $405.4 million and working capital of $42.5 million. The Company expects to continue to incur losses from costs related to its assessment of the viability of somavaratan, the evaluation of possible strategic transactions  and related administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, given the failure of the VELOCITY trial to meet its primary endpoint, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 6), the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment on the consolidated balance sheet for the replacement cost of the Company’s leased portion of the pre-existing building.  The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.

Upon completion of construction, the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company’s assessment of the arrangement did not qualify for sale-leaseback accounting treatment; therefore the building asset remains on the Company’s consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the undiscounted future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2017 or December 31, 2016.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Expenses
Research and development	$1,419	$1,005	$4,400	$2,608
General and administrative	2,160	1,646	6,701	5,420
Total	$3,579	$2,651	$11,101	$8,028

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources.  Specifically, the Company includes cumulative foreign currency translation adjustments and net unrealized gains and losses on effective cash flow hedges.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

3. Balance Sheet Components

Prepaid expenses (in thousands)

	September 30,	December 31,
	2017	2016
Preclinical and clinical (1)	$3,500	$3,474
Other	767	678
Total	$4,267	$4,152

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2017	2016
Payroll and related	$1,957	$3,818
Preclinical and clinical	33,307	8,803
Professional services	1,191	114
Other	215	164
Total	$36,670	$12,899

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, foreign currency exchange contracts, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2017
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$80,610	$80,610	$—	$—
	$80,610	$80,610	$—	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$85,911	$85,911	$—	$—
	$85,911	$85,911	$—	$—

5. Teijin Agreement

In August 2016, the Company, entered into an Exclusive License and Supply Agreement (the “Agreement”) with Teijin Limited, or Teijin, a pharmaceutical company based in Japan, pursuant to which the Company granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan (VRS-317), while Versartis retains exclusive rights to somavaratan in the rest of the world.  In exchange for such rights, the Company received a nonrefundable upfront payment of $40.0 million from Teijin, as well as the potential to receive a development milestone of $35.0 million, regulatory milestones of up to $55.0 million, and sales milestones of up to $35.0 million, in addition to sales based payments.

Under the Agreement, the development and commercialization of somavaratan products in Japan is overseen by a joint steering committee composed of representatives of Teijin and the Company. Versartis is responsible for completing (at the Company’s expense) all ongoing clinical studies, including the pediatric Growth Hormone Deficiency (GHD) Phase 2/3 trial, and its related long-term safety study, and the Company is also responsible for a portion of the costs associated with any additional trials, if they are required by the Japanese authorities for approval of the Marketing Authorization Application, or MAA, in Japan in the pediatric indication, up to a cap on the Company’s share of such costs of $5.0 million. Following the MAA submission in Japan, Teijin would be responsible for conducting any additional Japanese studies for the pediatric or any other indications, at its own expense.  In September 2017, the Phase 3 VELOCITY trial of somavaratan failed to reach its primary endpoint.  As a result, because Japanese approval relied upon a positive Phase 3 Velocity trial result, the Japan pediatric GHD Phase 3 trial and its related long-term safety study have been discontinued.  The Company is continuing to assess the viability of further development of somavaratan and is working with Teijin to analyze existing data from the Japan pediatric GHD Phase 3 trial.

If somavaratan is approved in Japan, the Company is required, under the Agreement, to supply Teijin with its clinical and commercial requirements for product for Japan. In exchange for delivering finished product for commercial use, the Company will receive a combination of a running royalty and transfer pricing based upon net sales of the product in Japan, in a percentage ranging from the high-20s to mid-30s.

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

The Company has recorded the $40.0 million upfront payment received from Teijin as a component of other current liabilities under the caption “Upfront payment from collaboration partner.” The Company concluded that the evidence of arrangement criteria and fixed or determinable price pursuant to SEC Staff Accounting Bulletin No. 104 Revenue Recognition and applicable authoritative guidance has not been met as of September 30, 2017. The Company's analysis of the revenue recognition criteria is ongoing and

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

subject to dialogue with Teijin, including whether or not the Agreement will continue as currently constructed, amended or otherwise be terminated as described above.

6. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for its new headquarters building for a period of thirty-nine months. The term of this lease ended in August 2017.

In December 2015, the Company entered into an operating sublease agreement to lease approximately 10,900 square feet of additional office space in Menlo Park for a period of twenty-four months.  The sublease date began January 1, 2016 and the total obligation under this sublease for the Company is approximately $0.3 million as of September 30, 2017.

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located in the building located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  In September 2017, the Company terminated it’s lease specific to the 1060 Space.  The 1020 space serves as the Company’s corporate headquarters.

The delivery of the 1020 Space was April 2017. The 1020 lease commenced on August 8, 2017 for a period of 86 months, with one renewal option for a five-year term. The total obligation under this lease for the Company is approximately $20.0 million as of September 30, 2017.

As an inducement to enter into the lease, Landlord will provide the Company with approximately a $1.9 million tenant improvement allowance for the 1020 Space. The Company has provided the Landlord with a letter of credit to secure its obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the balance sheet, which is subject to reductions in future years if certain financial hurdles are met.

Future minimum lease payments under all of the Company’s noncancelable operating and facility leases, as of September 30, 2017, were as follows (in thousands):

Year Ended December 31,
2017	$903
2018	2,660
2019	2,732
2020	2,806
2021	2,882
Thereafter	8,329
Total	$20,312

Build-to-Suit

In March 2017, the Company entered into an operating facility lease agreement, as described above, to lease office space located in Menlo Park, California in a building to be constructed by the landlord. The company began occupying the 1020 Space in August 2017. The lease has a term of 86 months from the commencement date as defined in the lease agreement with the Company’s option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $20.0 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance of approximately $1.9 million for the 1020 Space, for costs associated with the design, development and construction of the Company’s improvements. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance.

Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period.  Accordingly, for accounting purposes, the Company has concluded that they are deemed the owner of the building during the construction period and the Company capitalized approximately $8.9 million within property and equipment and recognized an $5.4 million corresponding build-to-suit obligation in non-current liabilities in the condensed consolidated balance sheet as of September 30, 2017.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Of the $8.9 million, approximately $3.5 million has been recorded as a build-to-suit asset related to construction costs incurred as of September 30, 2017.

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

As of September 30, 2017 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of September 30, 2017, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 988,400.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of September 30, 2017, approximately 5,587,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of September 30, 2017, the Company has issued approximately 200,000 shares of common stock under the ESPP.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(49,788)	$(27,335)	$(116,107)	$(73,684)
Weighted-average shares used to compute basic and diluted net loss per share	35,680	29,574	35,336	29,495
Basic and diluted net loss per common share	$(1.40)	$(0.92)	$(3.29)	$(2.50)

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding as the effect would be anti-dilutive:

	September 30,
	2017	2016
Options to purchase common stock	4,650,559	4,430,010
Restricted stock units	936,135	481,385

9. Subsequent Event

In October 2017, the Board of Directors of the Company approved a plan of termination to eliminate a number of positions effective October 20, 2017 (the “Restructuring Plan”), as part of its commitment to reduce costs following the failure of the Phase 3 VELOCITY trial of somavaratan to reach its primary endpoint. The reduction included 45 employees, which represented approximately 62% of its workforce as of October 6, 2017. Affected employees were notified of the Restructuring Plan on October 6, 2017.

Pursuant to the Restructuring Plan, affected employees received certain severance benefits. As a result of the Restructuring Plan, the Company incurred a one-time severance-related charge totaling approximately $3.4 million which will be recorded in the fourth quarter of 2017. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.

Simultaneously with the Restructuring Plan the Company established a Severance Benefit Plan (the“Plan”) for affected employees as well as a retention plan for retained employees.  The Plan provides payment of severance benefits to affected employees of the Company.  The Company granted approximately 907,000 restricted stock units to retained employees with a two year vesting schedule and offered a cash retention bonus of 50% of each retained employees then current base salary, which will be earned and payable subject to continued employment for an additional 12 months.

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

Somavaratan is a fusion protein consisting of rhGH and a proprietary half-life extension technology known as XTEN®.  Somavaratan is intended to reduce the burden of daily treatment by requiring significantly fewer dosing events and injections.

We in-licensed the rights to use the XTEN technology from Amunix Operating, Inc., or Amunix, which has granted us an exclusive license under its patents and know-how related to the XTEN technology to develop and commercialize up to four licensed products, including somavaratan. If we commercialize a licensed product, we will owe to Amunix a royalty on net sales of the licensed products until the later of the expiration of all licensed patents or ten years from the first commercial sale in the relevant country. The royalty payable is one percent of net sales for the first two marketed products, but higher single-digit royalties are payable if we market additional products, or if we substitute one marketed product for another. If we elect to substitute one marketed product for another, in addition to royalties, we would also be required to make milestone and other payments totaling up to $40.0 million per marketed product.

In August 2016, we and our wholly-owned subsidiary, Versartis GmbH, entered into an Exclusive License and Supply Agreement with Teijin Limited, or Teijin, pursuant to which we granted to Teijin our exclusive license to develop, use, sell, import or otherwise commercialize in Japan any pharmaceutical product incorporating somavaratan. In exchange for such rights, we received a nonrefundable $40.0 million upfront payment from Teijin, and we may receive a development milestone of $35.0 million, regulatory milestones of up to $55.0 million, sales milestones of up to $35.0 million, and royalty payments.

In September 2017, the Company announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric GHD did not meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan will conclude by the end of 2017.  Analysis of the trial results continues in order to assess the viability of further development of somavaratan.

Financial overview

Summary

We have never generated net income from operations, and, at September 30, 2017, we had an accumulated deficit of $405.4 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments and research and development payments in connection with potential future strategic partnerships, we have not yet generated any revenue. As a result of the failure of the VELOCITY trial to meet its primary endpoint, we have implemented a number of cost-cutting measures, including a reduction in workforce of approximately two-thirds.  As part of our current business plan, we continue our assessment of the viability of somavaratan and are also evaluating possible strategic transactions to diversify our pipeline.  Our expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and expected termination of a number of supplier contracts, including commercial contracts with contract manufacturers.  There can be no assurance that we will ever generate significant revenue or profits.

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

We expect to continue to incur expenses related to our reduced development activities for the foreseeable future as we conclude our clinical trials of somavaratan and assess the viability of further development of somavaratan.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not included in research and development. We anticipate general and administrative expenses will decrease in future periods, reflecting our reduced headcount and infrastructure.

Other income (expense), net

Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions related to third-party contracts with foreign-based contract manufacturing organizations..

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 9, 2017 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2017	2016			2017	2016
Operating expenses:
Research and development	$42,673	$20,664	$22,009	107%	$93,295	$55,253	$38,042	69%
General and administrative	7,073	6,752	321	5%	22,301	18,575	3,726	20%
Loss from operations	(49,746)	(27,416)	22,330	81%	(115,596)	(73,828)	41,768	57%
Interest income	220	120	100	84%	661	354	307	86%
Other income (expense), net	(262)	(39)	223	571%	(1,044)	(210)	834	397%
Net loss before provision for income taxes	(49,788)	(27,335)	22,453	82%	(115,979)	(73,684)	42,295	57%
Provision for income taxes	-	-	-	NM	128	-	128	NM
Net loss	$(49,788)	$(27,335)	$22,453	82%	$(116,107)	$(73,684)	$42,423	58%

Research and development expense

Research and development expense increased $22.0 million, or 107%, to $42.7 million for the three months ended September 30, 2017 from $20.7 million for the same period in 2016. For the nine months ended September 30, 2017 research and development expense increased $38.0 million, or 69%, to $93.3 million from $55.3 million for the same period in 2016. The increase in research and development expense was primarily due to an increase in clinical and manufacturing costs to support the global VELOCITY pediatric trial and our Phase 2/3 trial of somavaratan in pediatric patients in Japan, as well as the estimated fees associated with the expected cancellation of certain of our supplier contracts, including those with contract manufacturers, which are substantial. For the three and nine months period ended September 30, 2017 and 2016, substantially all of our research and development expense related to our somavaratan drug development activity.

General and administrative expense

General and administrative expense increased $0.3 million, or 5%, to $7.1 million for the three months ended September 30, 2017 from $6.8 million for the same period in 2016. For the nine months ended September 30, 2017, general and administrative expense increased $3.7 million, or 20%, to $22.3 million from $18.6 million for the same period in 2016. The increase was attributable to additional payroll, consulting, and professional services expenses to support our overall growth.

Other income (expense), net

$0.8 million to $1.0 million of other expense for the nine months ended September 30, 2017 from other expense of $0.2 million for the same period in 2016.  This increase was primarily due to losses on our foreign currency exchange contracts and foreign currency transactions.

Provision for Income taxes

The income tax provision increased to $0.1 million from zero for the nine month period ended September 30, 2017.  This increase is related to our 2016 alternative minimum tax which was paid out in the second quarter of 2017.  We currently, do not have a provision for income taxes for the three month period ended September 30, 2017.

Liquidity and capital resources

Since our inception and through September 30, 2017, we have financed our operations through private placements of our equity securities, debt financing and our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At September 30, 2017, we had cash and cash equivalents of $118.8 million, a majority of which is invested in money market funds at several highly rated financial institutions.

We continue to review the results of the failure of the Phase 3 VELOCITY trial of somavaratan to reach its primary endpoint to further understand the trial outcome. As part of our current business plan, we continue our assessment of the viability of somavaratan and are also evaluating possible strategic transactions to diversify our pipeline.  Our expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and expected termination of a number of supplier contracts, including commercial contracts with contract manufacturers

While we assess and identify future opportunities to diversify our pipeline, we will need to obtain additional financing to build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, such as a strategic transaction. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital in addition to what we may receive from Teijin, the requirements of which will depend on many factors, including:

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

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of potential development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months
	September 30,
	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(79,285)	$(21,998)
Investing activities	(5,914)	(90)
Financing Activities	2,829	453
Net increase (decrease) in cash and cash equivalents	$(82,370)	$(21,635)

Cash used in operating activities

Net cash used in operating activities was $79.3 million and $22.0 million in the nine months ended September 30, 2017 and 2016, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2017 increased compared to 2016 due to the substantial increase in accrued liabilities and a higher net loss from operations as we continue to maintain our research and development expenditures related to our manufacturing and clinical costs and maintain our general and administrative functions to support our infrastructure.

Cash used in investing activities

Cash used in investing activities was $5.9 million and $0.1 million in the nine months ended September 30, 2017 and 2016, respectively, which was primarily due to a letter of credit, construction costs associated with our new facility in Menlo Park, California, for which we commenced a new lease in March 2017, and related fixed assets for the build out of our new 1020 Space.

Cash provided by financing activities

Net cash provided by financing activities was $2.8 million and $0.4 million in the nine months ended September 30, 2017 and 2016, respectively. Cash provided by financing activities for 2017 consisted of proceeds from issuance of common stock in connection with employee benefit plans.

As of September 30, 2017, we had cash and cash equivalents of approximately $118.8 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our current business plan.

Contractual obligations and commitments

During the nine months ended September 30, 2017, there were material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016, except those described below:

Bohannon Associates

In March 2017, we entered into an operating facility lease agreement for approximately 34,500 rentable square feet located in the building located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  In September 2017, we terminated our lease specific to the 1060 Space.  The 1020 space will serve as our corporate headquarters.

The delivery of the 1020 Space was April 2017. The 1020 lease commenced on August 8, 2017 for a period of 86 months, with one renewal option for a five-year term. Our total obligation under this lease is approximately $20.0 million as of September 30, 2017

With respect to the 1020 Space, base rent shall be approximately $0.2 million per month, subject to 3% annual increases. In addition to the base rent, we shall pay additional rent for our proportionate share of operating expenses, taxes, utilities and insurance expenses for the complex in which the Premises are located.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2017, we had cash and cash equivalents of $118.8 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign Currency Market Risk

Our relationships with vendors in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, the Company has in the past hedged a portion of its foreign currency exposures related to certain forecasted operating expenses using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. Our foreign exchange forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2017  was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2017 .

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 , and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the development and commercialization of our product candidate

We are in the process of evaluating strategic alternatives and assessing our clinical programs following the failure of the Phase 3 clinical trial for our only product candidate, somavaratan, to meet its primary endpoint.

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. In September 2017, we announced that the Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. As a result, management is in the process of evaluating the Company’s future direction, including whether we will continue to seek the development, regulatory approval and commercialization of somavaratan in the future, or pursue an alternative course of action. All current trials of somavaratan will conclude by the end of 2017. If we do continue our efforts to develop and commercialize somavaratan in the future, we may not be successful.

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Because our Phase 3 clinical trial failed to meet its primary endpoint, we plan to conclude all current trials of somavaratan by the end of 2017, and we would need to conduct additional studies and trials in the future in order to continue to pursue regulatory approval of somavaratan in the United States. Moreover, obtaining regulatory approval for marketing of somavaratan in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

We may not be able to continue the development of, obtain regulatory approval for, or successfully commercialize somavaratan.

We have expended considerable resources and efforts on the development of somavaratan. The failure of our Phase 3 clinical trial to meet its primary endpoint has caused a substantial delay in our ability to commercialize somavaratan. If we continue to develop and commercialize somavaratan, we will need to commence and complete additional clinical trials that satisfy the specified primary endpoint criteria, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA and comparable regulatory authorities elsewhere, and successfully market and commercialize somavaratan. If we continue with the development of somavaratan, there is no guarantee that we will be able to successfully complete these steps, and if we do not continue with the development of somavaratan, then we may not be able to continue our business in its current form and will be required to pursue alternative business strategies.As an organization, we have never completed a successful Phase 3 clinical trial or submitted a BLA before, and may be unsuccessful in doing so for somavaratan.

As an organization, we have never completed a successful Phase 3 clinical trial or submitted a BLA before, and may be unsuccessful in doing so for somavaratan.

The conduct of any future Phase 3 clinical trials and other supportive trials of somavaratan and the submission of a successful Biologics License Application, or BLA, is a complicated process. As an organization, we have never completed a successful Phase 3 clinical trial, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary future clinical trials in a way that leads to BLA submission and approval of somavaratan. Failure to complete, or further delays in our clinical trials would prevent us from or delay us in commercializing somavaratan.

Long-acting rhGH products and product candidates no longer in development or marketed have failed to generate commercial success or obtain regulatory approval, and we cannot predict whether somavaratan will achieve success where others have failed.

Many attempts have been made to develop sustained release formulations of rhGH. For example, Nutropin Depot, a long-acting form of rhGH developed by Genentech that uses Alkermes’ ProLease® injectable extended-release drug delivery system, was approved by the FDA in 1999 and withdrawn from the market in 2004 by Genentech and Alkermes due to the significant resources required to continue manufacturing and commercializing the product. Additional attempts at sustained release formulations have not yet led to globally marketed products, due to manufacturing, regulatory, efficacy and/or safety reasons. Our Phase 3 clinical trial for somavaratan failed to meet its primary endpoint, and we do not know whether we will continue to pursue the regulatory approval and commercialization of somavaratan. Even if we obtain all requisite regulatory approvals, no assurance can be given that somavaratan will achieve commercial success or market adoption.

Delays in the enrollment of patients in any of our clinical studies could increase our development costs and delay completion of the study.

We may not be able to initiate or continue clinical studies for somavaratan or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities. The failure of our Phase 3 clinical trial to meet its primary endpoint may make it more difficult to enroll sufficient numbers of patients in future clinical trials. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

Before obtaining regulatory approval for the sale of any product candidate, we must conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing. Our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint, and we will likely need to conduct additional clinical trials in order to continue our efforts to obtain approval of somavaratan.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all.  For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer intended for our ongoing VISTA Study, and the FDA subsequently issued a partial clinical hold related to the use of any material produced by this new manufacturer.  The FDA ultimately lifted the partial clinical hold in June 2014.  And then in early 2015, following initiation of the VELOCITY trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold. We provided the requested information to the agency and this second partial clinical hold was lifted in June 2015.  There can be no assurance, however, that we will not be subject to similar FDA actions in any future clinical trials that we may conduct, or that such actions will not cause delays in our clinical studies.

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

In September 2017, we announced that our Phase 3 clinical trial failed to meet its primary endpoint, and we do not know whether we will conduct future clinical trials to continue our efforts to obtain approval for somavaratan. Assuming we do conduct future clinical trials, we would anticipate seeking regulatory approval for somavaratan in the United States, Europe and Canada for treatment of pediatric GHD patients. It is possible that the FDA, the EMA, the PMDA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of somavaratan for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in a future Phase 3 clinical trial, and considering that somavaratan is a new molecular entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

Moreover, even if the FDA or other regulatory authorities approve somavaratan for treatment of pediatric GHD, the approval may include additional restrictions on the label that could make somavaratan less attractive to physicians and patients compared to other products that may be approved for broader indications, which could limit potential sales of somavaratan.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2017, we had an accumulated deficit of $405.4 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the initial public offering of our common stock in March 2014, and public offerings of our common stock in January 2015, October and November of 2016. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial recently failed to meet its primary endpoint. We anticipate that our expenses will increase substantially to the extent we:

•	continue the research and development of our only product candidate, somavaratan, and any future product candidates;
•	conduct additional clinical studies of somavaratan in the future;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for somavaratan and any future product candidates that successfully complete clinical studies;
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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2017, we had approximately $118.8 million in cash and cash equivalents, which includes $59.1 million in net proceeds we received from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not have any material committed external source of funds or other support for our development efforts, and the failure of our Phase 3 clinical trial to meet its primary endpoint may make it more difficult to raise funds in the future. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to somavaratan or potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

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

Following the failure of our Phase 3 clinical trial to meet its primary endpoint, we are in the process determining the future of somavaratan in Japan through ongoing discussions with Teijin. Following the Phase 3 clinical trial failure of somavaratan, the J14VR5 study in Japan is being terminated.

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to any such collaborations. For instance, the Teijin License, provides that we are responsible for the Japanese Phase 2/3 clinical trial of somavaratan, and Teijin will be responsible for commercialization activities in Japan.

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

We are highly dependent on our chief executive officer and the other principal members of our executive team, some of whom joined our company prior to May 2015, when our current chief executive officer began serving in that role. The loss of the services of any of these people or instability in our executive team, which may be more likely due to our recent Phase 3 trial failure, could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. Following the failure of our Phase 3 clinical trial to meet its primary endpoint, key employees may leave the Company, and we may not have the resources to hire or choose not to replace additional personnel. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We have implemented a series of cost-savings measures, and we do not know what the impact of those measures.

Following the failure of our Phase 3 clinical trial to meet its primary endpoint, management implemented a number of cost-savings measures, including a significant reduction in force, in order to preserve cash as the Company assesses its alternatives.  We do not know what the impact of these measures will be, but the changes could divert management resources, which could adversely impact the Company’s business operations.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through October 31, 2017 the reported sale price of our common stock has fluctuated between $1.70 and $24.00 per share. Since the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint, our stock price has declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of October 31, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 52.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

An active trading market for our common stock may not be maintained, or we may fail to satisfy applicable NASDAQ listing requirements.

Our common stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market for our shares on NASDAQ or any other exchange in the future. If there is no active market for our common stock, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all, our stock price could decline, and we may be unable to maintain compliance with applicable NASDAQ listing requirements.

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

VERSARTIS, INC.
(Registrant)

Date: November 9, 2017	/s/ Jay Shepard
Jay Shepard Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	/s/ Joshua T. Brumm
Joshua T. Brumm Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)