Form 10-K
period 2017-12-31
Versartis, Inc.
filed 2018-03-06
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36361

Versartis, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-4106690
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Marsh Rd Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 963-8580

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share;	Common stock traded on the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $223,033,825.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2018 was 36,058,138.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report.

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

Overview

Versartis, Inc. is an endocrine-focused biopharmaceutical company that has been developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease. The current standard of care for GHD is daily subcutaneous injections of rhGH. Despite the demonstrated benefits of rhGH therapy, published studies have shown that a majority of patients on a daily rhGH regimen, which requires up to 365 dosing events per year, are not fully compliant and fail to achieve the optimal treatment outcomes. Lack of compliance may be due to the burden of these frequent dosing events. We believe that a long-acting form of rhGH could address this significant unmet need.

In our Phase 1a clinical trial in adults, somavaratan demonstrated a half-life at least thirty times longer than daily rhGH and tolerability profile consistent with that of marketed daily rhGH products. Somavaratan, which is a new molecular entity, combines the same rhGH amino acid sequence utilized in currently approved rhGH products with a proprietary in-licensed half-life extension technology, XTEN, to enable less frequent administration. The XTEN technology is comprised of novel sequences of hydrophilic amino acids added at the genetic level as part of the manufacturing process.

We conducted a Phase 1b/2a clinical trial in pediatric GHD, and the Phase 2a stage concluded in June 2014. A total monthly dose of 5.0 mg/kg of somavaratan was administered to patients either weekly, twice-monthly or monthly. Over the six months of treatment, somavaratan was found to be safe and well tolerated in these pre-pubertal GHD children. In all three dose groups, somavaratan maintained mean IGF-I increases over baseline and within the lower part of the therapeutic range (which we define as the portion of the therapeutic range with an IGF-I SDS from -1.0 to 0.0) without IGF-I overexposure. Based on the data from the trial, we were able to successfully develop and confirm the PK/PD model that enabled us to increase the dose of somavaratan to 3.5 mg/kg twice-monthly.  Upon completion of the Phase 2a stage of the trial, we offered patients the opportunity to participate in our long-term safety study, also known as our VISTA study.  All patients received the 3.5 mg/kg twice-monthly dose in the VISTA study.

In early 2015, we initiated a pediatric GHD Phase 3 registration trial, which we refer to as the VELOCITY trial, and completed enrollment in the VELOCITY trial at U.S., Canadian and European sites in August 2016.  For the VELOCITY trial, we enrolled 137 patients in a 3:1 randomization comparing 3.5 mg/kg of somavaratan twice-monthly to 34 µg/kg/day of rhGH. The primary endpoint for the study was non-inferiority between the two treatment groups based upon mean Year 1 height velocity results.

In September 2017, we announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric GHD did not meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan were concluded as of the end of 2017 and the U.S. Investigational New Drug Application (IND) and all equivalent filings in foreign countries have been withdrawn.  Analysis of the trial continues in order to determine the viability of further development of somavaratan, however the investment and delay in time-to-market that further development would require, significantly impacts the business case for somavaratan, given the potential that one or more long acting growth hormone products may already be commercialized for pediatric growth hormone deficiency during that time.

We have worldwide development and commercialization rights to somavaratan. In August 2016, we entered into an Exclusive License and Supply Agreement with Teijin Limited (Teijin), referred to as the Teijin Agreement, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize in Japan, any pharmaceutical product incorporating somavaratan. In January 2018, we received notice from Teijin that it was, pursuant to the agreement’s terms, terminating the Teijin Agreement, effective as of January 31, 2018. The notice of termination followed discussions between us and Teijin regarding the failure of our Phase 3 VELOCITY trial to meet its primary endpoint, and during which it was determined that continuing with the agreement was no longer in the best interests of either party.

We are in the process of evaluating strategic alternatives following the failure of the Phase 3 clinical trial for our only product candidate, somavaratan, to meet its primary endpoint. We have engaged Cowen to assist us in reviewing possible transactions, including strategic combinations and opportunities to diversify our pipeline.

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

Manufacturing

We do not own or operate facilities for product manufacturing, storage and distribution, or testing nor do we expect to in the future. We historically have relied on Boehringer Ingelheim RCV GmbH & Co KG, or BI, for the manufacture of our drug substance and drug product for preclinical and clinical testing. Additional contract manufacturers are used to label, package and distribute investigational drug product. We have experienced personnel to manage the third-party manufacturers.

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

In addition to the currently approved and marketed daily rhGH therapies, there are a variety of experimental therapies that are in various stages of clinical development by companies both already participating in the rhGH market as well as potential new entrants, principally Althea, Ambrx, Ascendis, Bioton S.A., Critical Pharmaceuticals, Dong-A, GeneScience, Genexine, Hanmi, LG Life Science, OPKO Health, Inc. (in collaboration with Pfizer, Inc.) and all of the existing global and regional rhGH franchises. However, based on publicly available data, these products have limitations. For example, an alternative PEGylation approach of reversible chemical linkage of rhGH to a large circulating PEG, which has not completed studies in GHD children, has reported adult data suggesting that the rhGH exposure and IGF-I response is less than one week. We believe all of the PEGylation and circulating PEG approaches will be more expensive to manufacture than current daily rhGH because they require additional manufacturing steps after the purified rhGH is produced. It is also unclear whether or not chronic administration of PEG will be safe because it was recently reported by one company that their PEGylated rhGH product candidate caused vacuoles to form in the brains of monkeys and published reports have indicated vacuole formation in the kidneys of rats upon chronic dosing of PEGylated proteins. A fusion protein approach is also under investigation using a glycosylated peptide hormone genetically fused to rhGH. Because of the glycosylation, this protein must be produced in mammalian cells, and a six step purification process has been reported. In addition, this fusion protein has been reported to have an rhGH exposure and IGF-I response of less than one week. This fusion protein was studied in adult GHD Phase 3 clinical trial with weekly administration and in a Phase 2 clinical trial in children with weekly administration. Limited safety data is publicly available on this fusion protein.

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

As of February 28, 2018, the in-licensed global patent portfolio consists of ten granted U.S. patents, four patents granted by the European Patent Office, two patents granted by the Eurasian Patent Office, four granted patents in Japan, five granted patents in New Zealand, five granted patents in Australia, two granted patents in South Africa, three granted patents in China, one granted patent in Hong Kong, two granted patents in South Korea, three granted patents in Mexico, one granted patent in Canada, one granted patent in the Philippines, one granted patent in Moldova, one granted patent in Singapore, one granted patent in Ukraine, one granted patent in Peru and two granted patents in Chile. In addition, the portfolio includes approximately 41 pending patent applications, five of which are in the United States.

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

The U.S. patents that have issued as of February 21, 2018 are U.S. Patent Nos. 7,846,445, 7,855,279, 8,492,530, 8,673,860, 8,680,050, 8,703,717, 8,933,197, 9,168,312, 9,371,369, and 9,849,188.  U.S. Patent Nos. 7,855,279 and 8,492,530 cover XTEN (URP) fusion proteins with increased half-life, including dependent claims directed to hGH-XTEN fusions. U.S. Patent No. 7,846,445 covers methods for extending the serum secretion half-life of a protein by producing XTEN fusions, including that of hGH. We estimate that these issued U.S. patents will expire between 2026 and 2027. In addition, U.S. Patent Nos. 8,673,860, 8,703,717, 8,680,050, 8,933,197 9,168,312, 9,371,369, and 9,849,188 were granted in 2014, 2015, 2016 and 2017 covering XTEN fusions of biologically active proteins, including hGH, and pharmaceutical compositions comprising such fusions, as well as methods for treating growth hormone-related conditions, such as GHD and ISS. We estimate that these issued U.S. Patents will expire between 2027 and 2032. Two of the four granted European patents have been opposed by Novo Nordisk A/S. The oppositions resulted in adverse initial decisions by the European Patent Office that are currently under appeal. The patent remains in effect until complete adjudication of the appeal, which typically is a multi-year process.  See “Risk factors—Risks related to intellectual property—We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.”

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

•	FDA review and approval of the NDA or BLA.

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

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things, whether the drug is safe and effective and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA, and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies to determine compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend significant time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

In the United States, the Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat rare diseases or conditions, the FDA will grant orphan designation for that product for the orphan disease indication. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation, however, does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Employees

As of February 28, 2018, we had 28 full-time employees, including 12 employees engaged in research and development. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in December 2008 and completed our initial public offering in March 2014. Our principal corporate office is located at 1020 Marsh Rd, Menlo Park, California 94025 and our telephone number is (650) 963-8580.

Available Information

Our website address is www.versartis.com.  We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the Securities and Exchange Commission, or SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at http://ir.versartis.com/financial-information/sec-filings.

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

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. In September 2017, we announced that the Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. As a result, management is in the process of evaluating the Company’s future direction, including whether we will continue to seek the development, regulatory approval and commercialization of somavaratan in the future, or pursue an alternative course of action. There is no guarantee that we will be successful in any pursuit of strategic alternatives, or that any alternative course of action will lead to the success of our business. If we do continue our efforts to develop and commercialize somavaratan in the future, we may not be successful.

We cannot commercialize somavaratan or any future product candidates in the United States without first obtaining regulatory approval for the product from the U.S. Food and Drug Administration, or FDA, nor can we commercialize somavaratan or any future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of somavaratan for a target pediatric GHD indication or our future product candidates, we generally must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Because our Phase 3 clinical trial failed to meet its primary endpoint, we concluded all active trials of somavaratan by the end of 2017.  We would need to conduct additional studies and trials in the future in order to continue to pursue regulatory approval of somavaratan in the United States. Moreover, obtaining regulatory approval for marketing of somavaratan in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if somavaratan or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we do not obtain regulatory approval for somavaratan in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue to fund our operations. Also, any regulatory approval of somavaratan or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for somavaratan, the commercial success of somavaratan will depend on a number of factors, including the following:

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

Somavaratan utilizes the same rhGH amino acid sequence as in currently approved rhGH products, but combined with sequences of hydrophilic amino acids genetically fused to the rhGH protein to extend its half-life. This proprietary in-licensed half-life extension technology, XTEN, has been used in somavaratan to potentially enable less frequent administration of rhGH. We have limited clinical data on product candidates utilizing XTEN technology indicating whether they are safe or effective for long-term treatment in humans. The long term safety and efficacy of the XTEN technology and the extended half-life and exposure profile of somavaratan compared to currently approved rhGH products is unknown, and it is possible it may increase the risk of unforeseen reactions to somavaratan following extended treatment relative to other currently approved rhGH products. Continuously elevated levels of rhGH and insulin-like growth factor-I, or IGF-I, together can lead to acromegaly, a rare disease that occurs when the body produces excess growth hormone, leading to an increase in the size of bones and organs and which can result in disfigurement and other complications, with an associated increased cancer risk. It is unknown whether long-term repeated administration of somavaratan could result in an increased immune response to rhGH, leading to a loss of efficacy or potential safety issues. If clinical trials of somavaratan were conducted and extended treatment with somavaratan results in any concerns about its safety or efficacy, we may be unable to successfully develop or commercialize somavaratan.

We may not be able to continue the development of, obtain regulatory approval for, or successfully commercialize somavaratan.

We have expended considerable resources and efforts on the development of somavaratan. The failure of our Phase 3 clinical trial to meet its primary endpoint has caused a substantial delay in our ability to commercialize somavaratan. If we continue to develop and commercialize somavaratan, we will need to commence and complete additional clinical trials that satisfy the specified primary endpoint criteria, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA and comparable regulatory authorities elsewhere, and successfully market and commercialize somavaratan. The increased time required to conduct additional clinical trials and obtain regulatory approval may make it more difficult to commercialize somavaratan successfully. If we continue with the development of somavaratan, there is no guarantee that we will be able to successfully complete these steps, and if we do not continue with the development of somavaratan, then we may not be able to continue our business in its current form and will be required to pursue alternative business strategies.

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

Somavaratan has never been manufactured for commercial use, and there are risks associated with scaling up manufacturing and validating the process for production of commercial material. In addition, to successfully commercialize somavaratan, we would also need to design, manufacture, and gain regulatory approval of a delivery device to safely, effectively, and conveniently administer somavaratan in relevant patient types.

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

Somavaratan is a biological molecule, or biologic, rather than a small molecule chemical compound, and as a result we face special uncertainties and risks associated with scaling up manufacturing. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is difficult to reproduce. Somavaratan was previously produced for us by a third-party contract manufacturer using a small-scale process that was too expensive and inefficient to support the dosages necessary for our clinical trials. In October 2012, we entered into an agreement with Boehringer Ingelheim to develop a more efficient, larger-scale manufacturing process. However, this agreement was terminated in December 2017, following the announcement that our Phase 3 clinical trial failed to meet its primary endpoint.  If we receive regulatory approval for somavaratan in the future, in order to successfully commercialize somavaratan, we will need to manufacture quantities of somavaratan using commercially viable processes at a scale sufficient to meet anticipated demand. Even if we are able to do so, if the therapeutically effective dosage of somavaratan is higher than we anticipate or the obtainable sales price is lower than we anticipate, we may not be able to successfully commercialize somavaratan.

To optimally commercialize somavaratan, we intended to design, manufacture, and gain regulatory approval of two distinct container closure systems, including the vial configuration used in the pivotal clinical trial and a delivery device to safely, effectively and conveniently administer the drug. In May 2016, we entered into a Manufacture and Supply Agreement with Owen Mumford Limited, under which they will manufacture a proprietary disposable autoinjector device for the administration of somavaratan and assemble the final combination product. Manufacturing of a precision medical device like the autoinjector is complex and introducing a novel device requires designing, production of prototypes, extensive testing and modification, and production of custom tools and molds.  We terminated our agreement with Owen Mumford following our September 2017 announcement that our Phase 3 clinical trial failed to meet its primary endpoint. If we are unable to develop and validate a suitable manufacturing process for the device, our commercialization efforts could be impaired, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Delays in the enrollment of patients if further clinical studies were conducted could increase our development costs and delay completion of the study.

We may not be able to initiate or resume clinical studies for somavaratan or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other regulatory authorities. The failure of our Phase 3 clinical trial to meet its primary endpoint may make it more difficult to enroll sufficient numbers of patients if further clinical trials were conducted. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

If we continue to seek regulatory approval and commercialization of somavaratan, we will need to conduct additional trials and enroll patients at new clinical sites. Enrollment in our clinical trials is dependent on obtaining clearance from regulatory authorities in each country in which they will be conducted. To date, authorities in several countries have declined clinical trial applications or requested additional data or information prior to authorizing such applications in those countries. If we are unable to provide sufficient responses to the regulatory authorities during the conduct of the studies, they may be delayed.

There may be concurrent competing GHD clinical trials that will inhibit or slow our study enrollment if we conduct further trials. If we experience delays in enrollment, our ability to complete any clinical trial could be impaired and the costs of conducting the trial could increase, either of which could have a material adverse effect on our business.

If future clinical studies of somavaratan and any future product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce results that are acceptable to such agencies, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of somavaratan or our future product candidates.

Before obtaining regulatory approval for the sale of any product candidate, we must conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing. Our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint, and we would need to conduct additional clinical trials in order to continue our efforts to obtain approval of somavaratan.

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

If we are unable to successfully complete clinical studies or other testing, if the results of such studies or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Our product development costs will also increase if we decide to conduct additional clinical studies and experience delays in testing or approvals. We do not know whether any clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in February 2014, the FDA notified us that it would require additional information before allowing us to use a newly manufactured lot of somavaratan produced by our new manufacturer intended for our  VISTA study, and the FDA subsequently issued a partial clinical hold related to the use of any material produced by this new manufacturer.  The FDA ultimately lifted the partial clinical hold in June 2014.  And then in early 2015, following initiation of the VELOCITY trial, the FDA requested additional bioanalytical data and placed our Phase 3 clinical trial on partial clinical hold. We provided the requested information to the agency and this second partial clinical hold was lifted in June 2015.  There can be no assurance, however, that we will not be subject to similar FDA actions in any future clinical trials that we may conduct, or that such actions will not cause delays in our clinical studies.

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

Our product candidate, somavaratan, has not completed clinical development, and failed to meet its primary endpoint in our Phase 3 trial. If we continue with clinical development of somavaratan, the risk of failure of clinical development is high. It is impossible to predict when or if somavaratan or any future product candidates will prove safe enough to receive regulatory approval. Undesirable side effects caused by somavaratan or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or foreign regulatory authorities.

Safety data have been reported from seven clinical studies of somavaratan in GHD patients. In these studies, adverse events (AEs) associated with somavaratan administration have generally been mild or moderate and transient, have been observed most frequently at or shortly following administration of the first dose, and have been consistent with those typically reported and observed in children starting daily rhGH. Suspected serious adverse drug reactions have been rare. In the Phase 2 extension study in Japan, one potentially related serious AE (seizure) was reported in a child with both a medical history and clinical findings consistent with a preexisting condition. Reference safety information for somavaratan has been established based on frequency of reported events and clinical judgment. Events considered expected for the purposes of regulatory reporting include injection site pain and headache in adults and children with GHD. However, we cannot provide assurance that serious adverse events or clinically meaningful adverse events will not occur at a higher rate in current or future clinical trials or that side effects in general will not prompt the discontinued development of somavaratan or any future product candidates.

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

Even if further clinical trials were conducted that demonstrate acceptable safety and efficacy of somavaratan for growth in pediatric GHD patients based on a twice-monthly dosing regimen, the FDA or similar regulatory authorities outside the United States may not approve somavaratan for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In September 2017, we announced that our Phase 3 clinical trial failed to meet its primary endpoint, and we do not know whether we will conduct future clinical trials to continue our efforts to obtain approval for somavaratan. If we were to conduct future clinical trials, we would anticipate seeking regulatory approval for somavaratan in the United States, Europe and Canada for treatment of pediatric GHD patients. It is possible that the FDA, the EMA, the PMDA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of somavaratan for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in a future Phase 3 clinical trial, and considering that somavaratan is a new molecular entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

In addition to any possible future efforts to commercialize somavaratan, a key element of our long-term growth strategy is to acquire, develop and/or market additional products and product candidates. We currently have one other potential product candidate that is in the preclinical study stage, but its development is at a preliminary stage and there can be no certainty that we will choose to advance it. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure.

Moreover, we may devote resources to potential strategic transactions, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

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

If we continue with the development of somavaratan, we will focus on developing somavaratan for treatment of pediatric and adult GHD patients based on a twice-monthly dosing regimen. The current standard of care for growth therapies for patients in the United States and around the world is a daily subcutaneous injection of rhGH. There are a variety of currently marketed daily rhGH therapies administered by daily subcutaneous injection and used for the treatment of GHD, principally Norditropin® (Novo Nordisk), Humatrope® (Eli Lilly), Nutropin-AQ® (Roche/Genentech), Genotropin® (Pfizer), Saizen® (Merck Serono), ZomactonTM (Ferring Pharmaceuticals), Omnitrope® (Sandoz GmbH) and Valtropin® (LG Life Science). These rhGH drugs, with the exception of Valtropin®, are well-established therapies and are widely accepted by physicians, patients, caregivers, third-party payors and pharmacy benefit managers, or PBMs, as the standard of care for the treatment of GHD. Physicians, patients, third-party payors and PBMs may not accept the addition of somavaratan to their current treatment regimens for a variety of potential reasons, including concerns about incurring potential additional costs related to somavaratan, the perception that the use of somavaratan will be of limited additional benefit to patients, or limited long-term safety data compared to currently available rhGH treatments.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. The Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. Although we have taken steps to reduce and control our costs following the failure of our Phase 3 clinical trial to meet its primary endpoint, we continue to incur research and development and general and administrative expenses related to our operations.  In addition, we are exploring a range of alternatives to enhance stockholder value, including the potential for a strategic transaction, which could impact our cash needs that cannot be determined at this time. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2017, we had an accumulated deficit of $374.2 million.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the initial public offering of our common stock in March 2014, and public offerings of our common stock in January 2015, October and November of 2016. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial recently failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

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

•	complete development activities, including any further safety studies and Phase 3, Phase 2/3, and Phase 2 clinical trials that may be conducted with somavaratan, successfully and on a timely basis;
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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of December 31, 2017, we had approximately $81.1 million in cash and cash equivalents, which includes $59.1 million in net proceeds we received from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our future clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture somavaratan on a larger scale, should we elect to do so;
•	the costs of commercialization activities if somavaratan or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments; and
•	the costs of attracting, hiring and retaining qualified personnel.

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

We do not independently conduct clinical studies of our lead product candidate, somavaratan. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we relied on ResearchPoint Global to oversee and manage our VISTA study and global Phase 3 pediatric trial of somavaratan, and we may rely on these or similar organizations in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies of somavaratan. The manufacture of pharmaceutical and medical device products in compliance with the cGMP and Quality System (QS) regulations and guidance from various regulatory authorities requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP/QS requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

Our product candidate, somavaratan, is a biologic and therefore requires a complex production process. In October 2012, we transferred production of somavaratan to Boehringer Ingelheim. In connection with the transfer of production, we made certain changes to the manufacturing process in order to increase its scale and efficiency. We cannot assure that the FDA and the EMA will agree to the changes in the manufacturing process to support commercialization. If we and our manufacturer cannot agree to the terms and conditions necessary for our commercial supply needs, or if our manufacturer terminates the agreement in response to a material breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture somavaratan until a qualified alternative manufacturer is identified, which could also delay the development of, and impair our ability to commercialize, somavaratan.

The number of third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to restart and arrange for alternative suppliers, which could have a material adverse effect on our business. New manufacturers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs that may be passed on to us.

Our current and potential future license or collaboration agreements for somavaratan or any other product candidate may place some or all aspects of the development and commercialization of somavaratan or other product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We have entered into and may in the future enter into additional license or collaboration agreements with third parties for the development or commercialization of somavaratan or future product candidates. For example, in August 2016, we entered into an Exclusive License and Supply Agreement, or the Teijin License, with Teijin Limited, or Teijin, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import or otherwise commercialize in Japan any pharmaceutical product incorporating somavaratan. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include pharmaceutical and biotechnology companies such as Teijin. Because such collaborators are independent third parties, they may be subject to different risks than we are and may have significant discretion in, and different criteria for, determining the efforts and resources they will apply related to their agreements with us. We may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Following the failure of our Phase 3 clinical trial to meet its primary endpoint, Teijin notified us, pursuant to the agreement’s terms, that it would be terminating the Exclusive License Supply Agreement between us and Teijin.  This decision was followed by discussions between us and Teijin regarding the failure of our Phase 3 VELOCITY trial to meet its primary endpoint during which it was determined that continuing with the License Agreement was no longer in the best interests of either party.

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

We are highly dependent on our chief executive officer and the other principal members of our executive team, some of whom joined our company prior to May 2015, when our current chief executive officer began serving in that role. The loss of the services of any of these people or instability in our executive team, which may be more likely due to our recent failure of the Phase 3 clinical trial to meet its primary endpoint, could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. Following the failure of our Phase 3 clinical trial to meet its primary endpoint, key employees have left and may leave the Company, and we may not have the resources to hire or choose not to replace additional personnel. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-

Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which means, among other things, that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.07 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

In addition, the statutes and regulations that define the time lines and criteria for approval of drugs and biologics are subject to change by Congress and the responsible administrative agencies.  For example, the Prescription Drug User Fee Act (PDUFA) authorizes the FDA to collect fees and use them for the review of human drug applications (including BLAs) and defines the review time targets for such applications. The current legislative authority for PDUFA expired in September 2017. New legislation will be required for the FDA to continue collecting prescription drug user fees in future fiscal years and for manufacturers to have clarity regarding the time the FDA will spend reviewing BLAs and similar submissions.  If PDUFA reauthorization is not completed, the review time for our BLA for somavaratan could be significantly longer than currently expected, which could delay potential marketing approval and launch.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through February 28, 2018 the reported sale price of our common stock has fluctuated between $1.60 and $23.46 per share. Since the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price has declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of February 28, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 18% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

An active trading market for our common stock may not be maintained., or we may fail to satisfy applicable NASDAQ listing requirements.

Our common stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market for our shares on NASDAQ or any other exchange in the future. If there is no active market for our common stock, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all., our stock price could decline, and we may be unable to maintain compliance with applicable NASDAQ listing requirements.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located at 1060 Marsh Road.  In September 2017, the Company opted out of its intent to occupy 1060 Marsh Road.  The Company’s corporate headquarters are located at 1020 Marsh Road. The total obligation for the Company under this lease is approximately $19.4 million as of December 31, 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “VSAR” since March 21, 2014. The following table sets forth the quarterly range of high and low reported sale prices of our common stock on The NASDAQ Global Market for the periods indicated:

On February 28, 2018, the last reported sale price of our common stock on The NASDAQ Global Select Market was $1.60 per share.

	Price Range
	High	Low
2017
First Quarter	$24.00	$12.17
Second Quarter	$21.75	$14.75
Third Quarter	$22.10	$2.35
Fourth Quarter	$3.05	$1.60

2016
First Quarter	$14.54	$6.17
Second Quarter	$12.30	$7.05
Third Quarter	$14.69	$9.76
Fourth Quarter	$16.30	$9.05

Holders

On February 28, 2018, there were 5 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, there were no unregistered sales of equity securities by us during the year ended December 31, 2017.

Use of Proceeds

We expect to use the proceeds from our follow-on offerings in January 2015 and again in October and November of 2016, in support of our strategic process.

Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from March 21, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $31.37 on March 21, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on March 21, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

		March 21,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	Ticker	2014	2014	2015	2016	2017
Versartis, Inc.	VSAR	$100.00	$71.58	$39.50	$47.50	$7.01
NASDAQ Composite Index	IXIC	$100.00	$110.74	$119.55	$130.15	$168.72
NASDAQ Biotechnology Index	NBI	$100.00	$123.28	$138.04	$108.57	$132.06

Item 6. Selected Financial Data.

Selected financial statement data is consolidated for the year ended December 31, 2017 and 2016 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, established in 2014 and Versartis GmbH, established in 2015. Selected financial statement data is consolidated for the year ended December 31, 2014 and include the accounts of Versartis, Inc. and its wholly-owned subsidiary, Versartis Cayman Holdings Company. All other selected financial statement data for the year ended December 31, 2013 include only the accounts of Versartis, Inc.

The selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014, and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of operations data:
Revenue
Contract revenue	$40,000	$—	$—	$—	$—
Total revenue	40,000	—	—	—	—
Operating expenses
Research and development	$94,612	$71,984	$60,025	$32,608	$14,855
General and administrative	29,870	24,336	22,483	13,505	4,428
Total operating expenses	124,482	96,320	82,508	46,113	19,283
Loss from operations	(84,482)	(96,320)	(82,508)	(46,113)	(19,283)
Interest income	847	514	218	132	1
Interest expense	—	—	—	—	(128)
Other income (expense), net	(1,591)	236	113	(11,532)	913
Net loss before provision for income taxes	(85,226)	(95,570)	(82,177)	(57,513)	(18,497)
Provision for (benefit from) income taxes	(247)	247	—	—	—
Net loss	(84,979)	(95,817)	(82,177)	(57,513)	(18,497)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(25,559)	—
Net loss attributable to common stockholders	$(84,979)	$(95,817)	$(82,177)	$(83,072)	$(18,497)
Net loss per share-basic and diluted	$(2.41)	$(3.11)	$(2.84)	$(4.39)	$(41.10)
Weighted-average common shares used to compute net loss per share- basic and diluted	35,228	30,784	28,964	18,922	450
(1)

See Notes 2 and 16 to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance sheet data:
Cash and cash equivalents	$81,146	$201,153	$182,069	$170,566	$13,288
Working capital	76,115	150,802	175,784	166,039	10,283
Total assets	93,777	205,570	185,327	174,294	14,683
Total stockholders' equity (deficit)	82,756	151,067	176,500	167,369	(47,292)

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

Overview

Versartis, Inc. (the “Company” “We” “Our”) is an endocrine-focused biopharmaceutical company that has been developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease.

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

In August 2016, we and our wholly-owned subsidiary, Versartis GmbH, entered into an Exclusive License and Supply Agreement with Teijin Limited, or Teijin, pursuant to which we granted to Teijin our exclusive license to develop, use, sell, import or otherwise commercialize in Japan any pharmaceutical product incorporating somavaratan. In exchange for such rights, we received a nonrefundable $40.0 million upfront payment from Teijin.

Recent Developments

In September 2017, we announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric GHD did not meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan have been concluded as of the end of 2017 and the U.S. Investigational New Drug Application (IND) and all equivalent filings in foreign countries have been withdrawn.  Based on a full review of the data from the Phase 3 VELOCITY trial, feedback from the FDA during the development of somavaratan, and an objective assessment by external regulatory experts, the company believes it could not successfully file for approval based on the existing dataset. The investment and delay in time-to-market that further development would require, significantly impact the business case for somavaratan, given the potential that one or more long acting growth hormone products may already be commercialized for pediatric growth hormone deficiency during that time.

In October 2017, following the announcement of our failed Phase 3 VELOCITY trial to meet its primary endpoint, the board of directors approved a plan to reduce the size of our workforce by approximately 62%. The workforce reduction, which was completed in the fourth quarter of 2017, was designed to reduce our operating expenses while we conducted a review of development options for somavaratan. We incurred a one-time severance-related charge totaling approximately $3.4 million, all of which was paid in 2017, and of which $2.7 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively.

In October 2017, in parallel with our announcement regarding our assessment of the viability of further development of somavaratan and our restructuring plan, we announced that we engaged Cowen to assist in evaluating possible strategic transactions that could maximize our expertise and resources.

In January 2018, we received notice from Teijin that it was, pursuant to the agreement’s terms, terminating the Teijin Agreement, effective as of January 31, 2018. The notice of termination followed discussions between us and Teijin regarding the failure of our Phase 3 VELOCITY trial to meet its primary endpoint during which it was determined that continuing with the Agreement was no longer in the best interests of either party.

Financial overview

Revenue

We have never generated net income from operations on an annual basis, and, at December 31, 2017, we had an accumulated deficit of $374.2 million, primarily as a result of research and development and general and administrative expenses. We have never earned revenue from commercial sales of any of our product candidates. We generated contract revenue of $40.0 million for the year ended December 31, 2017. In August 2016, we entered into an exclusive license and supply agreement with Teijin, a pharmaceutical company based in Japan, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan.  In exchange for such rights, we received a nonrefundable upfront payment of $40.0 million in 2016.  We recognized the $40.0 million as revenue in 2017 upon termination of the agreement as our obligations under the agreement were substantively complete at December 31, 2017.

In the future, we may generate revenue from a variety of sources, including product sales if we develop products which are approved for sale, license fees, milestones, research and development and royalty payments in connection with strategic collaborations or government contracts, or licenses of our intellectual property.

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

Since the results of our Phase 3 VELOCITY trial in 2017, we have restructured our Company to reduce costs, which includes a reduction in our workforce.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not included in research and development. We anticipate general and administrative expenses will decrease in future periods, reflecting our reduced headcount and infrastructure as noted above.

Other income (expense), net

Other income (expense), net is primarily comprised of gains and losses on foreign currency transactions related to third-party contracts with foreign-based contract manufacturing organizations, gains and losses on foreign currency exchange contracts, as well as interest charges associated with our build-to-suit lease obligation.

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

Build-to-Suit Lease Accounting

In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 840-40, “Leases – Sale-Leaseback Transactions (Subsection 05-5)”, requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the pre-existing building plus the amount of estimated construction costs and tenant improvements incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our consolidated balance sheets representing the amounts paid by the lessor.

Once construction is complete, we consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on our consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life of 38 years. We bifurcate our lease payments into a portion allocated to the building, and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land are treated for accounting purposes as operating lease payments, and therefore recorded as ground rent expense in the consolidated statements of operations.

The interest rate used for the build-to-suit lease obligation represents our estimated incremental borrowing rate, adjusted to reduce any built-in loss.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

The most significant estimates used by management in accounting for build-to-suit leases and the impact of these estimates are as follows:

•	Economic life- Our estimated economic life of the building considers life added back due to tenant improvements.
•

Incremental borrowing rate- We estimate our incremental borrowing rate. For build-to-suit leases recorded on our consolidated balance sheets with a related build-to-suit lease obligation, the incremental borrowing rate is used in allocating our rental payments between interest expense and ground rent expense.

•

Fair market value of leased asset- The fair market value of a build-to-suit lease property is based on replacement cost of the pre-construction shell and comparable market data. Fair market value is used in determining the amount of the property asset and related build-to-suit lease obligation to be recognized on our consolidated balance sheet for build-to-suit leases.

Stock-based compensation expense

For the years ended December 31, 2017, 2016, and 2015, stock-based compensation expense was $13.3 million, $10.9 million, and $10.7 million, respectively. As of December 31, 2017, we had approximately $21.1 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.3 years. The intrinsic value of all outstanding stock options as of December 31, 2017 was approximately $0.04 million, of which approximately $0.03 million related to vested options and approximately $0.01 million related to unvested options. We expect to continue to grant equity incentive awards in the future as we seek to retain our existing employees. The stock-based compensation expense that we recognized beginning with the first quarter of 2014 and for each quarter thereafter through 2018 reflects our conclusion to calculate that expense based on a deemed fair value of our common stock that was higher than the exercise price of certain stock options granted during the first quarter 2014 prior to our initial public offering.

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

See Note 10 to our audited consolidated financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of employee stock options granted in 2017, 2016, and 2015. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

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

As of December 31, 2017, our total gross deferred tax assets were $109.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception through December 31, 2017. Based on this analysis, management determined that the Company did experience historical ownership changes of greater than 50% during this period. Therefore, the utilization of a portion of the Company’s net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to the Company’s gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryforwards useable in any taxable year could be limited and may expire unutilized.

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Act. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $33 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax and deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Results of operations

Comparison of the years ended December 31, 2017 and 2016

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2017	2016
Revenue:
Contract revenue	$40,000	$—	$40,000	NM	(1)
Total revenue	40,000	—	40,000	NM	(1)
Operating expenses:
Research and development	$94,612	$71,984	$22,628	31%
General and administrative	29,870	24,336	5,534	23%
Total operating expenses	124,482	96,320	28,162	29%
Loss from operations	(84,482)	(96,320)	(11,838)	-12%
Interest income	847	514	333	65%
Other income (expense), net	(1,591)	236	(1,827)	-774%
Net loss before provision for income taxes	(85,226)	(95,570)	(10,344)	-11%
Provision for (benefit from) for income taxes	(247)	247	(494)	-200%
Net loss	$(84,979)	$(95,817)	$(10,838)	-11%

(1)	Not meaningful.

Revenue

In 2017, upon termination of the Teijin Agreement, we recognized the nonrefundable $40.0 million upfront payment received from Teijin as contract revenue. In September 2017, the Phase 3 VELOCITY trial of somavaratan failed to reach its primary endpoint.  As a result, because Japanese approval relied upon a positive Phase 3 VELOCITY trial result, the Japan pediatric GHD Phase 3 trial and its related long-term safety study were discontinued.  In January 2018, we received notice from Teijin that it was, pursuant to the agreement’s terms, terminating the Agreement, effective as of January 31, 2018. The notice of termination followed discussions between us and Teijin regarding the failure of our Phase 3 VELOCITY trial to meet its primary endpoint during which it was determined that continuing with the license agreement was no longer in the best interests of either party. Upon termination of the license agreement, we assessed whether to recognize the upfront payment as revenue in accordance with ASC 605-25 Multiple-Element Arrangements, as of December 31, 2017.  From receipt of the $40.0 million in August 2016 through September 30, 2017, we concluded that persuasive evidence of an arrangement did not yet exist as certain key economic terms that may have significantly impacted economics of the license agreement were yet to be negotiated and finalized by the Parties as part of the commercial supply agreement.  We reviewed the license and supply agreement noting that remaining efforts made by the Company from October 2017 through January 2018 were not deemed a deliverable under the agreement. These remaining efforts consisted solely of activities related to shutting down the clinical sites due to the outcome of our VELOCITY trial.  The actions undertaken to close sites would have occurred with or without a third party and were not an obligation specific to, nor were they described, in the agreement.   As such, our obligations under the agreement were substantively complete at December 31, 2017.

Research and development expense

Research and development expense increased $22.6 million, or 31% from $72.0 million in 2016 to $94.6 million in 2017.  The increase in research and development expense was primarily due to a $7.0 million and $11.2 million increases in clinical and manufacturing related costs, respectively, to support the global VELOCITY pediatric trial and our Phase 2/3 trial of somavaratan in pediatric patients in Japan. Payroll related expenses also increased $4.8 million from 2016 to 2017, driven primarily by increased headcount leading up to the results of the failure of our Phase 3 VELOCITY trial to meet its primary endpoint, as well as from severance related expenses of approximately $2.7 million as a result of our reduction in workforce after the trial results. For the years ended December 31, 2017 and 2016, substantially all of our research and development expense relates to our somavaratan drug development activity.

General and administrative expense

General and administrative (G&A) expense increased $5.5 million, or 23%, from $24.3 million in 2016 to $29.9 million in 2017.  The increase in G&A expenses was primarily due to additional payroll and fees related to consulting and professional services to support our overall growth prior to the failure of our Phase 3 VELOCITY trial to meet its primary endpoint. In connection with our restructuring efforts after the trial results, we also incurred approximately $0.7 million of severance costs related to our reduction in workforce.

Interest income

Interest income increased $0.3 million, from $0.5 million in 2016 to $0.8 million in 2017.  The increase in interest income was primarily due to rising interest rates earned on proceeds from our public offerings in 2016 and the $40.0 million upfront payment received from Teijin, also received in 2016.

Other income (expense), net

Other income (expense), net decreased $1.8 million, from other income of $0.2 million in 2016 to $1.6 million of other expense in 2017.  This decrease was primarily due to interest charges related to our build-to-suit lease obligation, as well as by foreign currency losses incurred on payments to our European manufacturing suppliers.

Income taxes

As of December 31, 2017, we had net operating loss carryforwards of approximately $230.0 million and $55.1 million that may offset future federal and state income taxes, respectively, through 2029. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2017, we recorded a 100% valuation allowance against our deferred tax assets of approximately $108.8 million, as at that time our management believed it was uncertain that they would be fully realized. We have performed an analysis to determine whether an “ownership change” occurred from inception to our initial public offering in March 2014. Based on this analysis, management determined that the Company did experience historical ownership changes of greater than 50% during this period. Therefore, the utilization of a portion of the Company’s net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to the Company’s gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryforwards useable in any taxable year could be limited and may expire unutilized.

Comparison of the years ended December 31, 2016 and 2015

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2016	2015
Operating expenses:
Research and development	$71,984	$60,025	$11,959	20%
General and administrative	24,336	22,483	1,853	8%
Loss from operations	(96,320)	(82,508)	13,812	17%
Interest income	514	218	296	136%
Other income (expense), net	236	113	123	109%
Net loss before provision for income taxes	(95,570)	(82,177)	13,393	16%
Provision for income taxes	247	—	247	NM	(1)
Net loss	$(95,817)	$(82,177)	$13,640	17%

(1)	Not meaningful.

Research and development expense

Research and development expense increased $12.0 million, or 20%, from $60.0 million in 2015 to $72.0 million in 2016.  The increase in research and development expense was primarily due to a $6.2 million and $5.8 million increase in clinical and manufacturing related costs, respectively, to support our Phase 2 and ongoing Phase 3 clinical trials, including our VITAL Phase 2 trial for adults, the VELOCITY global Phase 3 trial, and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.  For the years ended December 31, 2016 and 2015, substantially all our research and development expense relates to our somavaratan drug development activity.

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

Liquidity and capital resources

Since our inception and through December 31, 2017, we have financed our operations through private placements of our equity securities, debt financing and, our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At December 31, 2017, we had cash and cash equivalents of $81.1 million, a majority of which is invested in money market funds at several highly rated financial institutions.

As part of our current business plan, we continue our assessment of the viability of somavaratan and are also evaluating possible strategic transactions to diversify our pipeline.  Our expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and termination of a number of supplier contracts, including commercial contracts with contract manufacturers.

While we assess and identify future opportunities to diversify our pipeline, we will need to obtain additional financing to build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, such as a strategic transaction.  Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash used in provided by:
Operating activities	$(116,289)	$(40,631)	$(69,064)
Investing activities	(6,686)	(90)	(42)
Financing activities	2,968	59,805	80,609
Net increase in cash and cash equivalents	$(120,007)	$19,084	$11,503

Cash used in operating activities

Net cash used in operating activities was $116.3 million, $40.6 million, and $69.1 million in 2017, 2016, and 2015, respectively, which was primarily due to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2017 of $116.3 million reflects a net loss of $85.0 million.  Cash used in operating activities in 2017 increased compared to 2016, primarily due to clinical and manufacturing costs associated with our Phase 3 VELOCITY trial and our Phase 2/3 trial of somavaratan in pediatric patients in Japan.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in furniture, equipment, leasehold improvements, and letter of credit held for our new office space in Menlo Park, California, for which the lease commenced in August 2017.

Cash provided by financing activities

Net cash provided by financing activities was $3.0 million, $59.8 million, and $80.6 million in 2017, 2016, and 2015, respectively. Cash provided by financing activities in 2017 decreased compared to 2016 due to the net proceeds received from our follow-on-offering in October & November 2016.  Net cash provided by financing activities in 2015 resulted primarily from $80.2 million in net proceeds from our secondary public offering.

As of December 31, 2017, we had cash and cash equivalents of approximately $81.1 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months as we pursue strategic alternatives. While we assess and identify future opportunities to diversify our pipeline, we will need to obtain additional financing to build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, such as a strategic transaction

Contractual obligations and commitments

At December 31, 2017, we had lease obligations related to our build-to-suit lease asset for our corporate headquarters that commenced in August 2017.

In the table below, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2017, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancellable at December 31, 2017. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

The following table summarizes our contractual obligations, including open payables, as of December 31, 2017:

	Payments due by period
		Less
		than	1 to 3	4 to 5	After 5
	Total	1 year	years	years	years
	(In thousands)
Lease obligations	$19,412	$2,663	$8,419	$6,002	$2,328
Manufacturing related commitments	705	705	—	—	—
Clinical trial and other related commitments	1,752	1,752	—	—	—
Total (1)	$21,869	$5,120	$8,419	$6,002	$2,328

(1)	Includes cancellable amounts in the aggregate of approximately $0.6 million

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of December 31, 2017, we had cash and cash equivalents of $81.1 million consisting of cash and investments in several highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign Currency Market Risk

Our relationships with vendors in foreign countries exposed us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which was the Euro. In order to manage this risk, the Company hedged a portion of its foreign currency exposures related to certain forecasted operating expenses using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. Our foreign exchange forward contracts exposed us to credit risk to the extent that the counterparties may have been unable to meet the terms of the agreement. We did, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk was monitored. Management does not expect material losses as a result of defaults by counterparties.  The Company did not enter into any foreign currency exchange forward or option contracts in 2017.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2017 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

As an Emerging Growth Company, as defined under the terms of the JOBS Act of 2012, the Company’s independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2018 annual meeting of shareholders, or the 2018 Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be included in the 2018 Proxy Statement, under the sections labeled “Proposal—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.versartis.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website. You may also request a printed copy of our code of ethics, without charge, by writing to us at 1020 Marsh Rd, Menlo Park, CA 94025, Attn: Investor Relations

Item 11. Executive Compensation.

Information required by this Item will be included in the sections labeled “Executive Compensation”, “Summary Compensation Table”, “Outstanding Equity Awards at Fiscal Year End”, and “Director Compensation” appearing in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be included in the sections labeled “Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be included in the section labeled “Transactions with Related Persons” and “Independence of the Board of Directors” appearing in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be included in the section labeled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2018 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements;

See Index to Consolidated Financial Statements at page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II is included on page F-29 of this report. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Versartis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Versartis, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 6, 2018

We have served as the Company's auditor since 2013.

VERSARTIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$81,146	$201,153
Prepaid expenses and other current assets	562	4,152
Total current assets	81,708	205,305
Restricted cash	2,383	—
Property and equipment, net	798	265
Build-to-suit lease asset	8,888	—
Total assets	$93,777	$205,570
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,500	$1,357
Accrued liabilities	4,093	12,899
Income taxes payable	—	247
Upfront payment from collaboration partner (Note 6)	—	40,000
Total current liabilities	5,593	54,503
Build-to-suit lease obligation (Note 7)	5,428	—
Total liabilities	11,021	54,503
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2017 and December 31, 2016; zero shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 and 50,000,000 shares authorized at December 31, 2017 and December 31, 2016, respectively; 35,938,126 and 34,843,885 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	456,984	440,667
Accumulated other comprehensive loss	—	(350)
Accumulated deficit	(374,232)	(289,253)
Total stockholders' equity	82,756	151,067
Total liabilities and stockholders’ equity	$93,777	$205,570

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue
Contract revenue	$40,000	$—	$—
Total revenue	40,000	—	—
Operating expenses
Research and development	94,612	71,984	60,025
General and administrative	29,870	24,336	22,483
Total operating expenses	124,482	96,320	82,508
Loss from operations	(84,482)	(96,320)	(82,508)
Interest income	847	514	218
Other income (expense), net	(1,591)	236	113
Net loss before provision for income taxes	(85,226)	(95,570)	(82,177)
Provision for (benefit from) income taxes	(247)	247	—
Net loss	$(84,979)	$(95,817)	$(82,177)
Net loss per share- basic and diluted	$(2.41)	$(3.11)	$(2.84)
Weighted-average common shares used to compute net loss per share- basic and diluted	35,228	30,784	28,964

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(84,979)	$(95,817)	$(82,177)
Other comprehensive loss:
Unrealized loss on cash flow hedge	350	(350)	—
Comprehensive loss	$(84,629)	$(96,167)	$(82,177)

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2015	24,245,437	2	278,626	—	(111,259)	167,369
Issuance of common stock upon secondary offering, net of issuance costs of $866	4,999,999	1	80,208	—	—	80,209
Issuance of common stock upon exercise of options	90,851	—	121	—	—	121
Issuance of common stock under employee benefit plans	83,960	—	279	—	—	279
Stock-based compensation	—	—	10,699	—	—	10,699
Net loss	—	—	—	—	(82,177)	(82,177)
Balances at December 31, 2015	29,420,247	3	369,933	—	(193,436)	176,500
Issuance of common stock upon secondary offering, net of issuance costs of $473	5,176,545	—	59,136	—	—	59,136
Issuance of common stock upon exercise of options	85,646	—	140	—	—	140
Issuance of common stock under employee benefit plans	161,447	—	535	—	—	535
Stock-based compensation	—	—	10,923	—	—	10,923
Unrealized loss on cash flow hedge	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(95,817)	(95,817)
Balances at December 31, 2016	34,843,885	3	440,667	(350)	(289,253)	151,067
Issuance of common stock upon exercise of options	850,995	1	2,504			2,505
Issuance of common stock under employee benefit plans	243,246	—	464	—	—	464
Stock-based compensation	—	—	13,349	—	—	13,349
Other comprehensive income	—	—		350	—	350
Net loss	—	—		—	(84,979)	(84,979)
Balances at December 31, 2017	35,938,126	4	456,984	—	(374,232)	82,756

The accompanying notes are an integral part of these consolidated financial statements.

VERSARTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(84,979)	$(95,817)	$(82,177)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	311	215	194
Stock-based compensation expense	13,349	10,923	10,699
Changes in assets and liabilities
Prepaid expenses and other assets	3,940	(1,626)	317
Accounts payable	142	(315)	413
Accrued and other liabilities	(8,805)	5,742	1,490
Income taxes payable	(247)	247	—
Upfront payment from collaboration partner	(40,000)	40,000	—
Net cash used in operating activities	(116,289)	(40,631)	(69,064)
Cash flows from investing activities
Purchase of property and equipment	(745)	(90)	—
Leasehold improvements for build-to-suit asset	(3,558)	—	—
Security deposit for facility lease	—	—	(42)
Change in restricted cash	(2,383)	—	—
Net cash used in investing activities	(6,686)	(90)	(42)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	59,136	80,209
Proceeds from issuance of common stock in connection with employee benefit plans	2,968	669	400
Net cash provided by financing activities	2,968	59,805	80,609
Net (decrease) increase in cash and cash equivalents	(120,007)	19,084	11,503
Cash and cash equivalents at beginning of period	201,153	182,069	170,566
Cash and cash equivalents at end of period	$81,146	$201,153	$182,069
Supplemental disclosure of noncash items
Build-to-suit lease transaction	$5,428	$—	$—

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

In September 2017, the Company announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric growth hormone deficiency (GHD) failed to meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan have concluded as of December 31, 2017. Analysis of the trial results continues in order to assess the viability of further development of somavaratan.

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

The accompanying consolidated financial statements are consolidated for the year ended December 31, 2017 and December 31, 2016 and include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, and Versartis GmbH, incorporated in 2015. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's subsidiaries and consolidated operations.

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2017, the Company had an accumulated deficit of $374.2 million and working capital of $76.1 million. As of December 31, 2017, the Company had a cash and cash equivalents balance of $81.1 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan. As a result of the failure of the VELOCITY trial to meet its primary endpoint, the Company has implemented a number of cost-cutting measures, including a reduction in workforce of approximately two-thirds.  As part of its current business plan, the Company is evaluating possible strategic transactions to diversify its pipeline.  The Company’s expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and expected termination of a number of supplier contracts, including commercial contracts with our contract manufacturers. Since inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to continue to incur losses from costs related to the evaluation of possible strategic transactions and related administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, given the failure of the VELOCITY trial to meet its primary endpoint, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States of America.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at several financial institutions that management believes are of high credit quality. Such deposits may exceed federally insured limits.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and December 31, 2016 the Company’s cash and cash equivalents were held in multiple institutions with the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 7), the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment on the consolidated balance sheet for the replacement cost of the Company’s leased portion of the pre-existing building.  The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets during the years ended December 31, 2017, 2016, and 2015.

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

The Company’s financial instruments consist of Level I assets as of December 31, 2017 and as of December 31, 2016.  Level I securities are comprised of highly liquid money market funds.

The Company’s foreign currency derivative contracts have maturities over a 12-month time horizon and is with a counterparty that has a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc.  These contracts are reported as Level II assets, however there were none outstanding as of December 31, 2017 and December 31, 2016.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes payable, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2017, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

In May 2017, the FASB issued, ASU 2017-09, Compensation—Stock Compensation (Topic 718).  This guidance clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance, which will become effective on a prospective basis on January 1, 2018 and does not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued, ASU 2017-01, Business Combinations (Topic 805)- Definition of a Business. This guidance clarifies changes to the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance will become effective on a prospective basis for the Company on January 1, 2018 and does not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued, ASU 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash.  This guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The guidance will become effective on a retrospective basis for the Company on January 1, 2018 and does not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued, ASU 2016-15, Statement of Cash Flows (Topic 230).  This ASU simplifies elements of cash flow classification. The guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition's consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The Company has adopted ASU 2016-15 as of January 1, 2017 and there is no material impact to the 2017 consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This guidance simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2016-09 as of January 1, 2017 and there is no material impact to the 2017 consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company has adopted ASU 2015-17 as of January 1, 2017 and there is no material impact to the 2017 consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB), issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has early adopted the new revenue standard as of January 1, 2018 using a modified retrospective application to each prior reporting period presented. Through January 1, 2018 the Company had no open contracts and recorded a cumulative inception to date total of $40.0 million of contract revenues received from Teijin Limited under an exclusive license and supply agreement which is considered substantially complete as of December 31, 2017.  The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year consolidated financial statements was required.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2017	2016
Preclinical and clinical	$261	$3,474
Other	301	678
Total	$562	$4,152

Property and equipment, net (in thousands)

	December 31,
	2017	2016
Equipment and furniture	$1,409	$664
Buildings, leasehold and building improvements	134	134
	1,543	798
Less: Accumulated depreciation and amortization	(745)	(533)
Property and equipment, net	$798	$265

Build-to-suit lease asset, net (in thousands)

	December 31,
	2017	2016
Build-to-suit lease asset	$8,986	$—
	8,986	—
Less: Accumulated depreciation and amortization	(98)	—
Build-to-suit lease asset, net	$8,888	$—

Accrued liabilities (in thousands)

	December 31,
	2017	2016
Payroll and related	$2,058	$3,818
Preclinical and clinical	1,694	8,803
Professional services	204	114
Other	137	164
Total	$4,093	$12,899

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

	Fair Value Measurements at December 31, 2017
	Total	Level 1
Assets
Money market funds	$62,428	$62,428

	Fair Value Measurements at December 31, 2016
	Total	Level 1
Assets
Money market funds	$85,911	$85,911

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017 or 2016.

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

The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted operating expenses that are denominated in a non-functional currency. The derivative instruments the Company uses to hedge this exposure are designated as cash flow hedges and have maturity dates of 12 months or less. Upon executing a hedging contract and quarterly thereafter, the Company assesses both retrospective and prospective hedge effectiveness using regression analysis to assert the hedge is highly effective at offsetting changes in cash flow.  The Company includes time value in its effectiveness assessment and recognizes any ineffectiveness in other income (expense). The effective component of the Company’s hedge is recorded in accumulated other comprehensive income (OCI) within stockholders' equity and subsequently reclassified into earnings when the hedged exposure affects earnings.  Derivatives not designated as hedges are not speculative and are used to manage the Company’s economic exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  All of the gains and losses related to the hedged forecasted transaction reported in accumulated other comprehensive income at December 31, 2016 were reclassified to research and development expenses as of December 31, 2017.

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

The following table summarizes the effect of our foreign currency exchange contracts on the Company’s consolidated financial statements (in thousands):

	As of
	December 31,
	2017	2016
Derivatives designated as hedges:
Gains (losses) recognized in accumulated OCI (effective portion)	$—	$(286)
Gains (losses) reclassified from accumulated OCI into operating expenses (effective portion)	$(350)	$64
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$—	$—
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$—	$(80)

From time to time, the Company may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on its condensed consolidated statements of operations. The Company did not record any amounts in other income (expense), net at December 31, 2017 as a result of the discontinuance of cash flow hedges.

As of December 31, 2017, the Company held no derivative contracts.

6. Teijin Agreement

In August 2016, the Company, entered into an Exclusive License and Supply Agreement (the “Agreement”) with Teijin Limited, or Teijin, a pharmaceutical company based in Japan, pursuant to which the Company granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan (VRS-317), while Versartis retains exclusive rights to somavaratan in the rest of the world.  In exchange for such rights, the Company received an upfront payment of $40.0 million from Teijin, as well as the potential to receive a development milestone of $35.0 million, regulatory milestones of up to $55.0 million, and sales milestones of up to $35.0 million, in addition to sales-based payments.

Under the Agreement, the development and commercialization of somavaratan products in Japan would have been overseen by a joint steering committee composed of representatives of Teijin and the Company. Versartis would have been responsible for completing (at the Company’s expense) all ongoing clinical studies, including the current pediatric Growth Hormone Deficiency (GHD) Phase 2/3 trial, and its related long-term safety study, and the Company would have also been responsible for a portion of the costs associated with any additional trials, if they are required by the Japanese authorities for approval of the Marketing Authorization Application, or MAA, in Japan in the pediatric indication, up to a cap on our share of such costs of $5.0 million. Following the MAA submission in Japan, Teijin would have been responsible for conducting any additional Japanese studies for the pediatric or any other indications, at its own expense.

In September 2017, the Phase 3 VELOCITY trial of somavaratan failed to reach its primary endpoint.  As a result, because Japanese approval relied upon a positive Phase 3 Velocity trial result, the Japan pediatric GHD Phase 3 trial and its related long-term safety study have been discontinued.  In January 2018, the Company received notice from Teijin that it was, pursuant to the agreement’s terms, terminating the Agreement, effective as of January 31, 2018. The notice of termination followed discussions between the Company and Teijin regarding the failure of the Company’s Phase 3 VELOCITY trial to meet its primary endpoint during which the Company and Teijin determined that continuing with the Agreement was no longer in the best interests of either party.

Under the Agreement, the Company had granted to Teijin an exclusive license to develop, use, sell, offer for sale, import and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan (VRS-317). In exchange for such rights, the Company received an upfront fixed and non-refundable payment of $40 million from Teijin and could potentially have also received up to $125 million in development, regulatory and sales milestone payments, in addition to transfer pricing and a royalty calculated on net sales in Japan. The termination is not associated with any early termination penalty or any further payments by either party.

Upon termination of the license agreement, we assessed whether to recognize the upfront payment as revenue in accordance with ASC 605-25 Multiple-Element Arrangements, as of December 31, 2017. From receipt of the $40.0 million in August 2016 through September 30, 2017, we concluded that persuasive evidence of an arrangement did not yet exist as certain key economic terms that may have significantly impacted economics of the license agreement were yet to be negotiated and finalized by the Parties as part of the commercial supply agreement.  We reviewed the license and supply agreement noting that remaining efforts made by the Company from October 2017 through January 2018 were not deemed a deliverable under the agreement. These remaining efforts consisted solely of activities related to shutting down the clinical sites because of the VELOCITY trial failing to meet its primary endpoint. The actions undertaken to close sites would have occurred with or without a third party and were not an obligation specific to, nor were they described, in the agreement.   As such, our obligations under the agreement were substantively complete at December 31, 2017.

7. Build-to-Suit Lease

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located at 1060 Marsh Road.  In September 2017, the Company opted out of its intent to occupy 1060 Marsh Road.  The Company’s corporate headquarters are located at 1020 Marsh Rd.  The Company began occupying 1020 Marsh Rd in August 2017. The lease has a term of 86 months from the commencement date as defined in the lease agreement with the Company’s option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $20.0 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance of approximately $1.9 million for the 1020 Space, for costs associated with the design, development and construction of the Company’s improvements. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The Company provided the Landlord with a letter of credit to secure its obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the balance sheet, which is subject to reductions in future years if certain financial hurdles are met.

Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period.  Accordingly, for accounting purposes, the Company has concluded that it is the deemed owner of the building during the construction period and the Company capitalized approximately $8.9 million within property and equipment and recognized an $5.4 million corresponding build-to-suit obligation in non-current liabilities in the consolidated balance sheet as of December 31, 2017. Of the $8.9 million, approximately $3.5 million has been recorded as a build-to-suit asset related to construction costs incurred as of December 31, 2017.

8. Commitments and Contingencies

Facility Leases

In March 2014, the Company entered into an operating facility lease agreement to lease approximately 12,900 square feet in Menlo Park, California for its headquarters building for a period of thirty-nine months. The term of this lease ended in August 2017.

In December 2015, the Company entered into an operating sublease agreement to lease approximately 10,900 square feet of additional office space in Menlo Park for a period of twenty-four months.  The term of this lease ended in December 2017.

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California.  The lease commenced in August 2017 for a period of 86 months with one renewal option for a five-year term. The total obligation under this lease is approximately $19.4 million as of December 31, 2017. The Company is considered the "accounting owner" of the 1020 Space as a build-to-suit lease asset and has recorded a build-to-suit lease obligation on its consolidated balance sheet. Additional information regarding the build-to-suit lease is included in Note 7. "Build-To-Suit Lease."

Rent expense was $1,510,000, $1,290,000, and $763,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum payments under the Company’s build-to-suit lease obligation as of December 31, 2017, are as follows (in thousands):

Year Ended December 31, 2017
2018	$2,660
2019	2,732
2020	2,806
2021	2,882
2022	2,961
Thereafter	5,369
$19,410

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

Under the agreement, each calendar year the Company was required to reserve minimum drug substance manufacturing capacity, order from BI a minimum number of batches of drug substance, and purchase and take possession of a minimum number of batches of drug product. If the Company did not order and purchase these minimum quantities, it would have needed to pay fees to BI based on the shortfalls in its product orders or purchases, unless there was a supply failure or supply interruption by BI. The agreement included customary terms and conditions relating to, among other things, forecast, ordering, delivery, inspection, acceptance and product warranties.  In September 2017, the Phase 3 VELOCITY trial of somavaratan failed to reach its primary endpoint. As a result, the Company notified BI of its termination of their commercial supply agreement in September 2017 and became effective in December 2017.

Owen Mumford Manufacture and Supply Agreement

In May 2016, the Company entered into a Manufacture and Supply Agreement with Owen Mumford Limited, a leading medical device manufacturer, pursuant to which the Company engaged Owen Mumford to: (1) manufacture a proprietary disposable autoinjector device and (2) assemble and supply a final combination product including the device and somavaratan, its proprietary long-acting form of human growth hormone.  The Company agreed to supply somavaratan in prefilled syringes to Owen Mumford for incorporation into the final combination product.  In September 2017, the Phase 3 VELOCITY trial of somavaratan failed to reach its primary endpoint. As a result, the Company terminated its manufacture and supply agreement with Owen Mumford in October 2017.

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

In the normal course of business, the Company enters into various firm purchase commitments related to certain preclinical and clinical studies. At December 31, 2017 the noncancellable portion of these commitments, in aggregate, totaled approximately $1.9 million and is expected to be paid within the next fiscal year.

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

As of December 31, 2017 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2017.

9. Common Stock

The Certificate of Incorporation, as amended, authorizes the Company to issue 100,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2017	2016
Issuance of equity based awards under stock plan	—	1,044,113
Issuance upon exercise of options under stock plan	3,645,456	4,452,700
Issuance of restricted stock units under stock plan	2,518,740	502,027
Total	6,164,196	5,998,840

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

As of December 31, 2017, no shares of common stock are available for future grant under the 2014 Plan.

Activity under the Company’s stock option plans is set forth below:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Shares		Average	Contractual	Intrinsic
	Available	Number of	Exercise	Life	Value
	for Grant	Shares	Price	(in years)	(in thousands)
Balance at January 1, 2015	991,401	2,723,367	$10.33
Additional shares authorized	1,091,045	—	—
Options granted	(664,100)	664,100	15.34
Restricted stock units granted	(123,450)	—	—
Options exercised	—	(90,851)	1.34
Options cancelled	55,647	(55,647)	15.68
Balances, December 31, 2015	1,350,543	3,240,969	$11.51
Additional shares authorized	1,323,911	—	—
Options granted	(1,399,522)	1,399,522	10.04
Restricted stock units granted	(332,964)	—	—
Options exercised	—	(85,646)	1.64
Options cancelled	102,145	(102,145)	14.90
Balances, December 31, 2016	1,044,113	4,452,700	$11.16
Additional shares authorized	1,567,975	—	—
Options granted	(1,364,700)	1,364,700	15.92
Restricted stock units granted	(2,568,333)	—	—
Options exercised	—	(850,995)	2.94
Options cancelled	1,320,949	(1,320,949)	14.65
Balances, December 31, 2017	4	3,645,456	$13.60	6.3	$38
Vested and expected to vest as of December 31, 2017	—	3,569,972	$13.56	6.2	$38
Exercisable as of December 31, 2017	—	2,345,851	$12.85	5.0	$31

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015, was $11.5 million, $0.8 million, and $1.4 million, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested as of December 31, 2017:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted Average		Weighted Average
		Remaining		Remaining
Range of	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life (in Years)	Outstanding	Life (in Years)
$1.27-$8.17	819,299	4.6	765,419	4.6
8.17-10.87	757,509	6.1	458,172	6.1
10.88-15.19	1,003,148	7.6	522,356	7.6
15.22-21.30	778,791	7.7	335,805	7.7
22.24-34.00	286,709	3.1	264,099	3.1
	3,645,456		2,345,851

Stock Options Granted to Employees

During the years ended December 31, 2017, 2016, and 2015 the Company granted stock options to employees to purchase shares of common stock with a weighted-average grant date fair value of $11.10, $6.78, and $10.62 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of December 31, 2017, total unrecognized employee stock-based compensation was $21.1 million of which $10.9 million relates to stock options granted, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	78.0%	77.9%	79.7%
Risk-free interest rate	2.1%	1.5%	1.7%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.2	6.0	6.0

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

Stock-based compensation expense, net of estimate forfeitures, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating Expenses
Research and development	$4,549	$3,837	$3,032
General and administrative	8,800	7,086	7,667
Total	$13,349	$10,923	$10,699

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

The Company estimated the fair value of our employees’ stock purchase rights under the ESPP using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	162.3%	73.6%	72.1%
Risk-free interest rate	1.21%	0.51%	0.26%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	0.5	0.5	0.5

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized 3.5 million, $2.0 million, and $1.4 million in compensation expense during the years ended December 31, 2017, 2016, and 2015, respectively.  As all of the restricted stock vests through 2017 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in 2014 vest, the Company will recognize approximately $10.1 million in compensation expense over a weighted average remaining period of 2.8 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

A summary of the Company’s restricted stock activity is presented in the following tables:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Units
Unvested at December 31, 2016	502,027	$14.43
Granted	2,568,333	5.84
Vested	(169,938)	13.24
Forfeited/canceled	(381,682)	16.32
Unvested at December 31, 2017	2,518,740	$5.43

11. Comprehensive Income

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2016	$(350)	$(350)
Other comprehensive earnings (loss) before reclassifications	—	—
Amounts reclassified out of other comprehensive loss	350	350
Net current period other comprehensive loss	350	350
Balance at December 31, 2017	$—	$—

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

The aggregate amount of operating expenses (included both within research and development and general and administrative in the consolidated statements of operations) were $0.6 million, $0.6 million, and $0.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.  Amounts due to Amunix as of December 31, 2017 and December 31, 2016 were $0.1 million and $0.1 million, respectively.

13. Income Taxes

The provision for federal income taxes in 2017, 2016, and 2015 is as follows:

	December 31,
	2017	2016	2015
Current
Federal	$(247)	$247	$—
State	—	—	—
	(247)	247	—
Deferred
Federal	$—	$—	$—
State	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$(247)	$247	$—

	December 31,
	2017	2016	2015
United States	$(125,093)	$(10,421)	$(17,671)
Foreign	39,867	(85,149)	(64,506)
Net loss before provision for income taxes	$(85,226)	$(95,570)	$(82,177)

Income tax expense (benefit) in 2017, 2016, and 2015 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2017	2016	2015
Federal tax benefit at statutory rate	34%	34%	34%
State tax benefit net of federal effect	—	—	—
Change in valuation allowance	(7)%	(3)%	(8)%
Research and development credits	16%	4%	2%
Non-deductible warrant	—	—	—
Foreign loss not benefitted	—	(30)%	(26)%
Other Non-deductible expenses	(3)%	(5)%	(2)%
Change in rate differential	(38)%	—	—
Build-to-suit adjustments	(2)%	—	—
Total	0%	0%	0%

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2016 and 2017 are as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carry forwards	$69,281	$32,500
Research and development tax credits	34,891	8,142
Stock based compensation and other	5,693	7,256
Depreciation and amortization	—	78
Total deferred tax assets	109,865	47,976
Less: Valuation allowance	(108,782)	(47,976)
Deferred tax liabilities	(1,083)	—
Net deferred tax assets	$—	$—

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

The valuation allowance increased by approximately $60.8 million and $4.8 million in 2017 and 2016, respectively.

At December 31, 2017, the Company has net operating loss carryforwards for federal income tax purposes of approximately $230 million and federal research and development tax credits of approximately $860,000, which begin to expire in 2029. The Company also has net operating loss carryforwards for state income tax purposes of approximately $55 million, which begin to expire in 2029, and state research and development tax credits of approximately $2,460,000 which have no expiration date. Additionally, the Company has an Orphan Drug Credit of approximately $32 million for federal income tax purposes, which begins to expire in 2033.  The Company has foreign net operating loss carryforwards of $171 million, which begin to expire in 2023.

As of December 31, 2017, our total gross deferred tax assets were $109.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception through December 31, 2017. Based on this analysis, management determined that the Company did experience historical ownership changes of greater than 50% during this period. Therefore, the utilization of a portion of the Company’s net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations are not expected to result in a permanent loss of the net operating losses and credit carryforwards. As such, a reduction to the Company’s gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryforwards useable in any taxable year could be limited and may expire unutilized.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2017, 2016, and 2015, the Company’s reserve for unrecognized tax benefits is approximately $3,934,000, $10,116,000, and $4,061,000 respectively. Due to the full valuation allowance at December 31, 2017, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statute is open for all tax years from inception, that is, for the period from December 10, 2008 (date of inception) to December 31, 2017 and forward for federal and state tax purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2015	$332
Increases based on tax positions taken during a prior period	3,562
Increases based on tax positions taken during a current period	167
Balance at December 31, 2015	$4,061
Gross increase/ (decrease) related to prior year tax positions	1,069
Gross increase related to current year positions	4,986
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2016	$10,116
Gross increase/ (decrease) related to prior year tax positions[1]	(7,776)
Gross increase related to current year positions	1,594
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2017	$3,934

1 During 2017, the Company received new information related to its Orphan Drug Credit which provides clarification regarding tax positions previously taken. As a result of this new information, Management re-assessed its Orphan Drug Credit uncertain tax position and made its best estimate to account for the higher level of certainty. The change in unrecognized tax benefit is fully offset by a corresponding change in valuation allowance and therefore has no impact on the income statement.

All tax years remain open for examination by federal and state tax authorities.

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Act. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, remeasuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $33 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax and deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

14. Restructuring Plan

In October 2017, the Board of Directors of the Company approved a plan of termination to eliminate a number of positions effective October 20, 2017 (the “Restructuring Plan”), as part of its commitment to reduce costs following the failure of the Phase 3 VELOCITY trial of somavaratan to reach its primary endpoint. The reduction included 45 employees, which represented approximately 62% of its workforce as of October 6, 2017. Affected employees were notified of the Restructuring Plan on October 6, 2017.   Simultaneously with the Restructuring Plan the Company established a Severance Benefit Plan (the “Plan”) for affected employees as well as a retention plan for retained employees.  The Plan provides payment of severance benefits to affected employees of the Company.  The Company granted approximately 907,000 restricted stock units to retained employees with a two year vesting schedule and offered a cash retention bonus of 50% of each retained employees then current base salary, which will be earned and payable subject to continued employment for an additional 12 months.

Employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. During the year ended December 31, 2017, as a result of the Restructuring Plan, the Company incurred a one-time severance-related charge totaling $3.4 million, of which $0.7 million is included within general and administrative expenses and $2.7 million is included within research and development expenses.  The company accrued $0.8 million related to the cash retention bonus as of December 31, 2017.

15. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.

Severance Benefit Plan & Retention Cash Bonus

Simultaneously with the Restructuring Plan, the Company established a Severance Benefit Plan (the “Plan”) for affected employees (See Note 14) as well as a retention plan for retained employees.  The Plan provides payment of severance benefits to affected employees of the Company.  The Company granted approximately 907,000 restricted stock units to retained employees with a two year vesting schedule and offered a cash retention bonus of 50% of each retained employees then current base salary, which will be earned and payable subject to continued employment for an additional 12 months.

16. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	December 31,
	2017	2016	2015
Net loss attributable to common stockholders- basic and diluted	$(84,979)	$(95,817)	$(82,177)
Net loss per share- basic and diluted	$(2.41)	$(3.11)	$(2.84)
Weighted-average common shares used to compute net loss per share- basic and diluted	35,228	30,784	28,964

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2017	2016	2015
Options to purchase common stock	3,645,456	4,452,700	3,240,969
Restricted stock units	2,518,740	502,027	254,067

16. Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Consolidated Statement of operations data:
Revenue
Contract revenue	$—	$—	$—	$40,000
Total revenue	—	—	—	40,000
Operating expenses
Research and development	22,004	28,618	42,673	1,317
General and administrative	7,656	7,572	7,072	7,569
Total operating expenses	29,660	36,190	49,745	8,886
Income (loss) from operations	(29,660)	(36,190)	(49,745)	31,114
Interest income	199	242	220	186
Other income (expense), net	(261)	(521)	(262)	(547)
Net income (loss) before provision for income taxes	(29,722)	(36,469)	(49,787)	30,753
Provision for (benefit from) income taxes	—	128	—	(375)
Net income (loss)	$(29,722)	$(36,597)	$(49,787)	$31,128
Net income (loss) per share- basic	$(0.85)	$(1.04)	$(1.40)	$0.87
Weighted-average common shares used to compute basic net income (loss) per share	35,004	35,316	35,680	35,872
Net loss per share- diluted	$(0.85)	$(1.04)	$(1.40)	$0.87
Weighted-average common shares used to compute diluted net income (loss) per share	35,004	35,316	35,680	35,901

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Consolidated Statement of operations data:
Operating expenses
Research and development	$18,192	$16,397	$20,664	$16,731
General and administrative	5,915	5,909	6,752	5,760
Total operating expenses	24,107	22,306	27,416	22,491
Loss from operations	(24,107)	(22,306)	(27,416)	(22,491)
Interest income	105	129	120	160
Other income (expense), net	(230)	59	(39)	446
Net loss before provision for income taxes	(24,232)	(22,118)	(27,335)	(21,885)
Provision for income taxes	—	—	—	247
Net loss attributable to common stockholders	$(24,232)	$(22,118)	$(27,335)	$(22,132)
Net loss per basic and diluted share attributable to common stockholders	$(0.82)	$(0.75)	$(0.92)	$(0.64)
Weighted-average common shares used to compute basic and diluted net loss per share	29,422	29,489	29,574	34,609

•

VERSARTIS, INC.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

	Balance at
	beginning of	Additions/charged		Balance at
	period	to expense	Deductions	end of period
Year ended December 31, 2017
Valuation allowances for deferred tax assets	$47,976	$60,806	$—	$108,782
Year ended December 31, 2016
Valuation allowances for deferred tax assets	$43,173	$4,803	$—	$47,976
Year ended December 31, 2015
Valuation allowances for deferred tax assets	$36,645	$6,528	$—	$43,173

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Stock Certificate. (3)

10.1	Fourth Amended and Restated Investors’ Right Agreement by and among the Company and the parties thereto, dated as of February 14, 2014. (4)

10.2	Lease by and between the Company and CA-Shorebreeze Limited Partnership, dated as of August 31, 2011. (5)

10.3*	2009 Stock Plan, as amended.(6)

10.4*	Form of Notice of Stock Option Grant and Incentive Stock Option Agreement under 2009 Stock Plan. (7)

10.5*	Form of Notice of Stock Option Grant and Non-Statutory Stock Option Agreement under 2009 Stock Plan. (8)

10.6*	2014 Equity Incentive Plan. (9)

10.7*	Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement. (10)

10.8*	Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (11)

10.9*	Change in Control Severance Plan. (12)

10.10*	2014 Employee Stock Purchase Plan. (13)

10.11*	Form of Indemnification Agreement by and between the Company and each of its directors and officers. (14)

10.12†	Technology Transfer and Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, dated as of October 23, 2012. (15)

10.13†	Amendment No. 1 to the Technology Transfer, Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, effective as of October 1, 2013. (16)

10.14†	Assignment of Technology Transfer and Clinical Supply Agreement by and between the Company and Boehringer Ingelheim RCV GmbH & Co KG, effective as of January 1, 2014. (17)

10.15†	Services Agreement by and between the Company and Amunix Operating Inc., dated as of March 18, 2013. (18)

10.16†	Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of December 30, 2010. (19)

10.17†	Letter Agreement by and between the Company and Amunix Operating, Inc., dated as of February 3, 2011. (20)

10.18†	Amendment No. 1 to the Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of January 7, 2013. (21)

10.19	Amendment No. 2 to Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of February 25, 2014. (22)

10.20*	Offer letter between the Company and Jeffrey L. Cleland, Ph.D., dated as of December 20, 2010. (23)

10.21*	Offer letter between the Company and Joshua T. Brumm, dated as of November 8, 2013. (24)

10.22*	Amended and restated offer letter between the Company and Paul Westberg, dated as of February 10, 2011. (25)

10.23	Office Lease by and between the Company and Kilroy Realty, L.P., dated as of February 27, 2014. (26)

10.24	Non-employee Director Compensation Policy, adopted by the Board of Directors March 3, 2014, as amended May 21, 2015. (27)

10.25	Separation and Consulting Agreement with Jeffrey L. Cleland, dated May 6, 2015. (28)

Exhibit Number	Description

10.26	Offer letter between the Company and Jay Shepard dated as of May 12, 2015. (29)

10.27	Non-Employee Director Compensation Policy, as amended March 17, 2016. (30)

10.28*	Offer letter with Shane Ward, dated March 6, 2015. (31)

10.29*	Offer letter with Colin Hislop, dated February 18, 2016. (32)

10.30†	Owen Mumford Manufacturing Supplier Agreement, by and between Versartis GmbH and Owen Mumford Limited, dated May 27, 2016. (33)

10.31†	Exclusive License and Supply Agreement by and between the Company and Teijin Limited, dated August 5, 2016 (34)

10.32†	Exclusive Commercial Supply Agreement by and between Versartis, Inc. and Boehringer Ingelheim Biopharmaceutical GmbH, dated December 21, 2016. (35)

10.33	Operating Lease Agreement by and between Versartis, Inc. and Bohannon Associates dated March 17, 2017 (36)

10.34†	Amended Boehringer Ingelheim Technology Transfer, Clinical Supply Agreement by and between Versartis, Inc. and Boehringer Ingelheim dated October 23, 2012 (37)

10.35†	Amended Amunix License Agreement by and between Versartis, Inc. and Amunix Operating, Inc. dated March 22, 2016 (38)
10.36	Sales Agreement by and between Versartis, Inc. and Cowen and Company, LLC. dated August 7, 2017 (39)

10.37*	Offer Letter with Robert Gut, dated August 30, 2017 (40)

10.38*	Reduction in Force Severance Benefit Plan, dated October 4, 2017 (41)

10.39	Separation Agreement with Joshua T. Brumm, dated November 4, 2017 (42)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(7)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(9)	Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(10)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-194949), as filed with the SEC on April 1, 2014.
(11)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on April 17, 2014.
(12)	Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 10, 2014.
(13)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(14)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014.
(15)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 19, 2014.
(16)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 19, 2014.
(17)	Incorporated herein by reference to Exhibit 10.13 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(18)	Incorporated herein by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(19)	Incorporated herein by reference to Exhibit 10.15 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(20)	Incorporated herein by reference to Exhibit 10.16 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(21)	Incorporated herein by reference to Exhibit 10.17 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(22)	Incorporated herein by reference to Exhibit 10.21 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014.
(23)	Incorporated herein by reference to Exhibit 10.18 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(24)	Incorporated herein by reference to Exhibit 10.19 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(25)	Incorporated herein by reference to Exhibit 10.20 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014.
(26)	Incorporated herein by reference to Exhibit 10.22 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014.
(27)	Incorporated herein by reference to Exhibit 10.5 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(28)	Incorporated herein by reference to Exhibit 10.6 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(29)	Incorporated herein by reference to Exhibit 10.7 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015.
(30)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 4, 2016.

(31)	Incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 4, 2016.
(32)	Incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 4, 2016.
(33)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 3, 2016.
(34)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on November 4, 2016.
(35)	Incorporated herein by reference to Exhibit 10.32 of our annual report on Form 10-K (File No. 001-36361), as filed with the SEC on March 9, 2017.
(36)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 10, 2017.
(37)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 7, 2017.
(38)	Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 7, 2017.
(39)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on August 10, 2017.
(40)	Filed herewith.
(41)	Filed herewith.
(42)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Versartis, Inc.

Date: March 6, 2018	By:	/s/ Jay P. Shepard
Jay P. Shepard
Chief Executive Officer (Principal Executive Officer and Financial Officer)

Date: March 6, 2018	By:	/s/ Kevin Haas
Kevin Haas
Vice President, Finance (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay P. Shepard	Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 6, 2018
Jay P. Shepard

/s/ Kevin Haas	Vice President, Finance (Principal Accounting Officer)	March 6, 2018
Kevin Haas

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 6, 2018
Srinivas Akkaraju, M.D., Ph.D.

/s/ Eric L. Dobmeier	Director	March 6, 2018
Eric L. Dobmeier

/s/ R. Scott Greer	Director	March 6, 2018
R. Scott Greer

/s/ Edmon R. Jennings	Director	March 6, 2018
Edmon R. Jennings

/s/ Shahzad Malik	Director	March 6, 2018
Shahzad Malik

/s/ Anthony Y. Sun, M.D.	Director	March 6, 2018
Anthony Y. Sun, M.D.

/s/ John Varian	Director	March 6, 2018
John Varian