Form 10-K/A
period 2017-12-31
Versartis, Inc.
filed 2018-04-11
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 9, 2018 was 36,069,791.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission File Number 001-36361), or the 2017 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 6, 2018. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2018 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2017 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2017 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 6, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2017 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors” included under Part I, Item 1A of our 2017 Annual Report on Form 10-K. Furthermore, a forward-looking statement speaks only as of the date it is made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

In this report, unless the context otherwise requires, references to the “Company,” “Versartis,” “we,” “us” and “our” refer to Versartis, Inc

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our directors and executive officers, including their ages as of April 6, 2018. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Jay Shepard(1)	60	President, Chief Executive Officer and Director
Paul Westberg	50	Chief Business Officer
Shane M. Ward	43	Senior Vice President and General Counsel
Dr. Robert Gut	53	Chief Medical Officer
Tracy M. Woody	47	Chief Commercial Officer
Jay P. Stout	56	Senior Vice President, Technical Operations
Srinivas Akkaraju	50	Director
R. Scott Greer	59	Director
Edmon R. Jennings	70	Director
Shahzad Malik	50	Director
Eric Dobmeier	49	Director
Anthony Y. Sun	46	Director
John Varian	58	Director

(1)	Mr. Shepard has served as our President and Chief Executive Officer since May 2015.

Jay P. Shepard, 60, has served as our President and Chief Executive Officer since May 2015 and as a member of our Board of Directors since December 2013. From December 2013 to May 2015, Mr. Shepard also served as the chairman of our Board of Directors. Until May 2015, Mr. Shepard was an Executive Partner at Sofinnova Ventures, or Sofinnova, a venture capital firm focused on the healthcare industry, which he joined as an Executive in Residence in 2008. Mr. Shepard previously served as President and Chief Executive Officer and was a member of the Board of Directors of NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company developing and commercializing unique pediatric products utilizing proprietary drug delivery technology that was acquired by Pfizer in November 2012, from January 2010 to November 2012. From December 2005 to October 2007, Mr. Shepard served as President and Chief Executive Officer and a member of the Board of Directors of Ilypsa Inc., a biopharmaceutical company pioneering novel non-absorbed polymeric drugs for renal and metabolic disorders that was acquired by Amgen in July 2007. Mr. Shepard has served on the boards of directors of numerous public and private companies, including Ilypsa, Relypsa, Inc. and Intermune, Inc., and currently serves on the Board of Directors of Bullet Biotechnology, Inc., Marinus Pharmaceuticals, Inc., and Durect Corporation. Mr. Shepard holds a B.S. in Business Administration from the University of Arizona. We believe Mr. Shepard is able to make valuable contributions to our Board of Directors due to his extensive knowledge of the biopharmaceutical industry and his prior experience as an executive officer.

Paul Westberg has served as our Chief Business Officer since January 2017. Mr. Westberg previously served as our Senior Vice President, Corporate Development from March 2010 until January 2017. Prior to joining us, Mr. Westberg served as Vice President of Business Development at Bayhill Therapeutics Inc., a clinical-stage biotechnology company developing innovative therapies for autoimmune diseases, from November 2006 to March 2010. Prior to Bayhill Therapeutics, Mr. Westberg served in positions of increasing responsibility at Novacea, most recently as Vice President of Business Development. Prior to Novacea, Mr. Westberg served as Director of Business Development at Deltagen Inc., a provider of drug discovery tools and services to the biopharmaceutical industry and the academic research community, and at Collabra Pharma, Inc., a developer of pharmaceutical products, and as Manager of Financial Planning and Analysis at Aviron, a developer of a novel influenza treatment that was acquired by MedImmune in 2002. Mr. Westberg previously held finance positions of increasing responsibility at Genentech. Mr. Westberg holds a B.A. in Applied Mathematics from the University of California, San Diego, and an M.B.A. from the University of California, Berkeley—Haas School of Business.

Shane M. Ward has served as our Senior Vice President and General Counsel since April 2015 and as our Secretary since November 2017. Prior to joining us, Mr. Ward served as Vice President, Compliance and Associate General Counsel at Dynavax Technologies Corporation, a clinical-stage biopharmaceutical company using toll-like receptor biology to discover and develop novel vaccines and immunotherapeutics, from November 2012 to March 2015. Prior to Dynavax, Mr. Ward served in roles of increasing responsibility at Human Genome Sciences, Inc., a biopharmaceutical company using the human DNA sequence to develop and commercialize protein and antibody drugs, from February 2010 to November 2012, following its acquisition by GlaxoSmithkline, most recently as Associate

General Counsel, Regulatory Compliance. Previously, Mr. Ward was a senior attorney with pharmaceutical companies Gilead Sciences, Inc. from 2006 to 2010 and Abbott Laboratories from 2003 to 2006. Mr. Ward began his legal career in the FDA Practice Group of international law firm Sidley Austin, LLP. Mr. Ward holds a B.A. in English Language and Literature from the University of Virginia and a J.D. from the Georgetown University Law Center.

Robert Gut, M.D., has served as our Chief Medical Officer since September 2017. Prior to joining us, Dr. Gut served as Vice President, Global Medical Affairs & Clinical Development at Radius Health, a biopharmaceutical company that is committed to developing and commercializing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases, from January 2017 to August 2017. From 1998-2016, Dr. Gut served in various roles of increasing responsibility at Novo Nordisk, Inc., a biopharmaceutical company discovering and developing innovative medicines for diabetes and other serious chronic conditions, most recently as Vice President, Clinical Development & Medical Affairs, from January 2011 to December 2016.  In that role, he headed the company’s U.S. Biopharm Medical organization with leading products in endocrinology, hemophilia and women’s health (Norditropin®, NovoSeven® and Vagifem®). He has also served as a member of the Advisory Committees for Reproductive Health Drugs and Drug Safety and Risk Management for the FDA’s Center for Drug Evaluation and Research. Dr. Gut received his M.D. from the Medical University of Lublin,  his Ph.D. from Lublin Institute of Medicine, Poland, and is a first and second degree board certified Gynaecologist.

Tracy M. Woody has served as our Chief Commercial Officer since March 2017. From 2015 to 2016, Ms. Woody served as Chief Commercial Officer for KemPharm, Inc., a clinical-stage, publicly-traded pharmaceutical company focused on abuse deterrent opioids. From 2013 to 2015, Ms. Woody was the founder and Managing Director of TMW Consulting, Inc., a consulting firm focused on strategy, corporate development, and market assessments with emerging companies in the biopharmaceutical, medical device, and healthcare service industries. Prior to TMW, Ms. Woody served as Vice President, Sales and Marketing of NextWave Pharmaceuticals, Inc. from 2010 to 2013, where she led all aspects of commercial operations. From 2002 to 2010, Ms. Woody served as Vice President, Sales and Marketing and later as Vice President, Business Development. Ms. Woody served as Vice President, Pharmaceutical Marketing and Advertising with Healthworld, Inc. from 1998 to 1999, and prior to that, was a Marketing Manager with Pfizer, Inc. from 1992 to 1998. Ms. Woody received her BS in Health Promotion and Applied Physiology from East Carolina University.

Dr. Jay P. Stout has served as our Senior Vice President, Technical Operations since April 2017. Prior to joining us, Dr. Stout served as the Senior Vice President, Manufacturing and Process Development for SanBio, Inc., from March 2016 to March 2017. Prior to SanBio, Dr. Stout served as Executive Director of the Center for Biopharmaceutical Manufacturing Science at Merck, Inc., from August 2014 to March 2016, as Executive Director of Technical Operations at Wethernstein BioPharma, a wholly-owned subsidiary of Merck, Inc., from November 2012 to August 2014, and as Executive Director of Biologics Manufacturing Science and Commercialization, Biologics Technical Operations at Merck, Inc., from March 2008 to November 2012. From 2003 to 2008, Dr. Stout served in roles of increasing responsibility with Amgen, Inc., most recently as Executive Director of Process Development. Dr. Stout also held various roles with Pfizer, Inc. from 1997 to 2003 and BioNebraska, Inc. from 1989 to 1997. Dr. Stout holds a Ph.D. in Chemistry from the University of Nebraska and an M.S. and B.S. in Chemistry from University of Iowa.

Edmon R. Jennings, 70, has served as a member of our Board of Directors since February 2012. Mr. Jennings has been retired from full-time employment during the past five years, and currently focuses on his board service and certain consulting roles. Mr. Jennings previously served as the chairman of our Board of Directors from February 2012 to December 2013. Mr. Jennings previously served as President, Chief Executive Officer and a member of the Board of Directors of Angiogenix, Inc., a biopharmaceutical company developing therapeutic solutions for chronic vascular disease, from July 2003 to February 2008, and as Chief Commercialization Officer at Pain Therapeutics, Inc., a biopharmaceutical company, from February 2000 to June 2003. Prior to Pain Therapeutics, Mr. Jennings held senior management positions at Genentech, Inc., a biopharmaceutical company. Mr. Jennings previously served on the boards of directors of Angiogenix, Inc., Monogram Biosciences Inc. and TRF Pharma. Mr. Jennings holds a B.A. from the University of Michigan. We believe Mr. Jennings is able to make valuable contributions to our Board of Directors due to his extensive experience in the biopharmaceutical industry.

R. Scott Greer, 59, has served as a member of our Board of Directors since December 2014. Mr. Greer founded Numenor Ventures, LLC, a venture capital firm focused on life sciences companies, and has served as its Managing Director since June 2002. Prior to that, in 1996, Mr. Greer co-founded Abgenix, Inc., a company that specialized in the discovery, development and manufacture of human therapeutic antibodies, and from June 1996 through May 2002, he served as its Chief Executive Officer. He also served as a director of Abgenix from 1996 and chairman of the board from 2000 until the acquisition of Abgenix by Amgen, Inc. in April 2006. Prior to Abgenix’s formation, Mr. Greer held senior management positions at Cell Genesys, Inc., a biotechnology company, initially as Chief Financial Officer and Vice President of Corporate Development and later as Senior Vice President of Corporate Development. Mr. Greer currently serves as a director of Inogen, Inc., Sientra, Inc., and Nektar Therapeutics, Inc. He previously served as chairman of the board of Sirna Therapeutics, Inogen, Inc., Calimmune, Inc., and Ablexis LLC and as a director of Illumina, Inc., Auspex, Inc., Stem Cells, Inc., and CV Therapeutics, Inc. He has also previously served as a director of numerous private companies. Mr. Greer received his B.A. in economics from Whitman College, earned his M.B.A. in business administration from Harvard University and was a certified public accountant. We believe Mr. Greer is able to make valuable contributions to our Board of Directors due to his significant financial, business and management expertise and his extensive experience as a director and senior executive of several life science companies.

Shahzad Malik, M.D., 50, has served as a member of our Board of Directors since February 2011. Dr. Malik is currently a General Partner at Advent Life Sciences, a venture capital firm focused on market-leading life sciences businesses, which he joined in April 1999. Dr. Malik has served on the boards of directors of numerous public and private companies, including Acutus Medical, Algeta ASA, Agenus Inc., Axonics Modulation Technologies, Inc., Conatus Pharmaceuticals Inc., Respivert Ltd., and Emergent Biosolutions Inc. Dr. Malik holds an M.A. in Physiological Sciences from Oxford University and an M.D. from Cambridge University. We believe Dr. Malik is able to make valuable contributions to our Board of Directors due to his experience investing in and serving as a director for companies in the life sciences industry.

Anthony Y. Sun, M.D., 46, has served as a member of our Board of Directors since January 2013. Dr. Sun is a biotechnology industry consultant. From September 2002 until May 2015, Dr. Sun was a Partner at Aisling Capital, a private equity firm dedicated to the life sciences. Dr. Sun was previously an Adjunct Instructor of Medicine at the Hospital of the University of Pennsylvania. Dr. Sun has served on the boards of directors of numerous public and private companies and was also Board Certified in Internal Medicine. Dr. Sun holds a B.S. in Electrical Engineering from Cornell University, an M.B.A. from The Wharton School of the University of Pennsylvania and an M.D. from Temple University School of Medicine. We believe Dr. Sun is able to make valuable contributions to our Board of Directors due to his experience investing in and serving as a director for companies in the life sciences industry.

Srinivas Akkaraju, M.D., Ph.D., 50, Srinivas Akkaraju, M.D., Ph.D. has served as a member of our Board of Directors since July 2013. Dr. Akkaraju previously served as a member of our Board of Directors from February 2011 to February 2013. Since June 2016, Dr. Akkaraju has been a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital.  From February 2016 until June 2016, Dr. Akkaraju has been a Senior Advisor of Sofinnova Ventures. From April 2013 to February 2016, Dr. Akkaraju served as a General Partner at Sofinnova Ventures. Prior to joining Sofinnova, Dr. Akkaraju was a Managing Director at New Leaf Venture Partners, or New Leaf, from January 2009 to April 2013. From September 2006 to December 2008, Dr. Akkaraju served as a managing director at Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, or JPMP, a private equity division of JPMorgan Chase & Co. From April 2001 to September 2006, Dr. Akkaraju was a part of the health care investment team at JPMP, most recently as Partner. Dr. Akkaraju has served on the boards of directors of numerous public and private companies, including Synageva BioPharma Corp., Barrier Therapeutics, Inc. and EyeTech Pharmaceuticals Inc., all of which are or were publicly traded biotechnology companies, and Amarin Corporation plc, a foreign publicly traded biotechnology company, and currently serves on the boards of directors of Intercept Pharmaceuticals, Inc., aTyr Pharma, Syros Pharmaceuticals, Inc., and Seattle Genetics, Inc, all of which are publicly traded companies. Dr. Akkaraju holds a B.A. in Biochemistry and Computer Science from Rice University and an M.D. and Ph.D. in Immunology from Stanford University School of Medicine. We believe Dr. Akkaraju is able to make valuable contributions to our Board of Directors due to his experience investing in and serving as a director for companies in the biotechnology and healthcare industries.

John Varian, 58, has served as a member of our Board of Directors since March 2014. Mr. Varian served as Chief Executive Officer of XOMA Corporation from August 2011 through December 2016 and as a member of its Board of Directors from December 2008 through May 2017. Mr. Varian previously served as Chief Operating Officer of ARYx Therapeutics, Inc. from December 2003 through August 2011. Beginning in May 2000, Mr. Varian was Chief Financial Officer of Genset S.A. in Paris France, where he was a key member of the team negotiating Genset’s sale to Serono S.A. in 2002. From 1998 to 2000, Mr. Varian served as Senior Vice President, Finance and Administration of Elan Pharmaceuticals, Inc., joining the company as part of its acquisition of Neurex Corporation. Prior to the acquisition, he served as Neurex Corporation’s Chief Financial Officer from 1997 until 1998. From 1991 until 1997, Mr. Varian served as the VP Finance and Chief Financial Officer of Anergen Inc. Mr. Varian was an Audit Principal / Senior Manager at Ernst & Young LLP from 1987 until 1991 where he focused on life sciences. Mr. Varian was a founding committee member of Bay Bio and a former chairman of the Association of Bioscience Financial Officers International Conference. Mr. Varian currently serves on the Board of Directors of Sellas Life Sciences, a publicly traded company. Mr. Varian holds a B.B.A. from Western Michigan University. We believe Mr. Varian is able to make valuable contributions to our Board of Directors due to his significant experience in building biopharmaceutical companies and his specific focus on financing, corporate financial management and related matters.

Eric L. Dobmeier, 49, has served as a member of our Board of Directors since May 2017. Since January 2018, Mr. Dobmeier has served as President and Chief Executive Officer of Silverback Therapeutics, Inc., a private biotechnology company.  Previously, he held a series of positions of increasing authority at Seattle Genetics, Inc., a public biotechnology company, including Chief Operating Officer from 2011 until 2017, Chief Business Officer from 2008 to 2011 and Vice President, Corporate Development from 2005 to 2007.  He was also General Counsel of Seattle Genetics from 2002 to 2007.  Prior to joining Seattle Genetics, Mr. Dobmeier was an attorney with Venture Law Group and Heller Ehrman White & McAuliffe where he represented technology companies in connection with public and private financings, mergers and acquisitions and corporate partnering transactions. He also serves on the boards of directors of Stemline Therapeutics, Inc. and Atara Biotherapeutics, Inc., both publicly-traded biotechnology companies. Mr. Dobmeier holds a J.D. from the University of California, Berkeley, School of Law and an undergraduate degree from Princeton University. We believe Mr. Dobmeier is able to make valuable contributions to our Board of Directors due to his extensive experience in the biopharmaceutical industry as both an executive officer and member of the board of directors of several biopharmaceutical companies.

Term and Number of Directors

The Company’s Board of Directors is divided into three classes, and each class has a three-year term. Vacancies on the Board of Directors may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Information Regarding the Board of Directors and Corporate Governance

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Akkaraju, Mr. Greer, Mr. Jennings, Dr. Malik, Dr. Sun, Mr. Dobmeier and Mr. Varian. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Prior to the appointment of Mr. Shepard as our Chief Executive Officer, the Board of Directors considered Mr. Shepard to be independent.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor. The Audit Committee is composed of three directors: Mr. Varian, Dr. Sun and Mr. Jennings. The Audit Committee met four times during the fiscal year ended December 31, 2017. The Board of Directors has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at www.versartis.com.

The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards).

The Board of Directors has also determined that Mr. Varian qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission, or the Commission or the SEC, rules. The Board made a qualitative assessment of Mr. Varian’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that eight reports, covering eight separate equity grants, were filed late. Ms. Woody’s report was filed on March 31, 2017 and Messrs. Dobmeier, Greer, Varian, Malik, Jennings, Akkaraju and Sun each filed reports late on June 6, 2017.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.versartis.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website. You may also request a printed copy of our code of ethics, without charge, by writing to us at 1020 Marsh Rd, Menlo Park, CA 94025, Attn: Investor Relations.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by the Company’s Chief Executive Officer and its two other most highly compensated executive officers, or the Named Executive Officers, for the fiscal years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE FOR FISCAL 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)

Jay Shepard(4) Chief Executive Officer	2017	$541,298	—	$2,037,360	$1,392,069	$94,500	$5,570	$4,070,797
	2016	$522,173	—	$692,064	$1,510,089	$337,900	$6,337	$3,068,563

Tracy Woody(5)
Chief Commercial Officer	2017	$492,354	—	$1,319,560	$1,353,730	$39,760	$1,783	$3,207,187

Robert Gut(6)
Chief Medical Officer	2017	$349,610	—	$1,375,330	$1,674,925	$19,073	$1,374	$3,420,312

Joshua T. Brumm(7) Former Chief Financial Officer and Former Chief Operating Officer	2017	$951,701	—	$627,770	$630,130	—	$1,855	$2,211,456
	2016	$376,989	$70,000	$397,880	$604,902	$150,901	$2,461	$1,603,133

Colin Hislop(8) Former Chief Medical Officer	2017	$588,379	—	$278,850	$419,830	—	$6,270	$1,293,329
	2016	$289,665	$35,000	$60,100	$1,244,095	$104,621	$5,112	$1,738,593

(1)	These amounts represent discretionary bonuses for extraordinary performance in 2017 as awarded by the Compensation Committee of the Board of Directors.
(2)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 2 and Note 10 to our financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(3)

Amounts reported in the non-equity incentive compensation plan column represent awards earned based on the achievement of company goals for the fiscal year presented as determined by the Compensation Committee of the Board of Directors.

(4)	Mr. Shepard was appointed as our Chief Executive Officer in May 2015. Prior to May 2015, he was a member and chairman of our Board of Directors.
(5)	Mrs. Woody joined the company in March 2017.
(6)	Dr. Gut joined the company in September 2017.
(7)

Mr. Brumm became our Chief Operating Officer effective January 27, 2017. On December 1, 2017 Mr. Brumm resigned. In connection with Mr. Brumm’s resignation, 20,086 unvested and outstanding equity awards were accelerated and the value realized for said shares equals $45,194.

(8)	Dr. Hislop joined the Company in April 2016. On October 6, 2017, Versartis, Inc. notified Dr. Hislop that he would be terminated effective October 20, 2017.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Offer Letters

We have entered into employment offer letters with each of our Named Executive Officers. The offer letters provide for “at will” employment and set forth the terms and conditions of employment, including annual base salary, target bonus opportunity, equity compensation, severance benefits and eligibility to participate in our employee benefit plans and programs. Our named executive officers were each required to execute our standard proprietary information and inventions agreement. The material terms of these offer letters are summarized below. These summaries are qualified in their entirety by reference to the actual text of the offer letters, which are filed as exhibits to the 2017 Annual Report on Form 10-K.

Jay Shepard

We entered into an employment offer letter with Mr. Shepard, our Chief Executive Officer, on May 12, 2015. Effective as of May 6, 2015, the day of his appointment as our Chief Executive Officer, Mr. Shepard received an annual base salary of $500,000, with an annual target bonus of 50% of that base salary, based upon the achievement of performance criteria established by our Board of Directors.

In connection with his employment, on May 11, 2015, Mr. Shepard was granted an option to purchase 309,000 shares of our common stock under our 2014 Equity Incentive Plan, or our 2014 Plan. The option was granted with a per share exercise price equal to the fair market value of our common stock on the grant date. The option will vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of his start date, and the remaining 75% of the shares subject to the option vesting in 36 substantially equal monthly installments thereafter, subject to his continuous service with us on each applicable vesting date. In connection with the commencement of his employment, on May 11, 2015, Mr. Shepard also received restricted stock units (RSUs) for 96,000 shares of our common stock. The RSUs will vest in four equal annual installments on the first, second, third and fourth anniversaries of his start date as our Chief Executive Officer, subject to his continuous service on each vesting date.

On January 28, 2016, the Compensation Committee increased Mr. Shepard’s annual base salary to $520,000, with an annual target bonus of 50% of that base salary, based upon the achievement of performance criteria established by our Board of Directors. Also on January 28, 2016, the Compensation Committee granted Mr. Shepard an option to purchase 209,200 shares of our common stock under our 2014 Plan. The option will vest over four years, with 8.33% of the shares subject to the option vesting on May 28, 2016 and the remaining 91.67% of the shares subject to the option vesting in 44 substantially equal monthly installments thereafter, subject to his continuous service with us on each applicable vesting date. Also on January 28, 2016, the Compensation Committee granted Mr. Shepard RSUs for 64,800 shares of our common stock. The RSUs will vest in four equal annual installments on the first, second, third and fourth anniversaries of the date of grant, subject to his continuous service on each vesting date.

On January 27, 2017, the Compensation Committee increased Mr. Shepard’s annual base salary to $540,000, with an annual target bonus of 50% of that base salary, based upon the achievement of performance criteria established by our Board of Directors. Also on January 27, 2017, the Compensation Committee granted Mr. Shepard an option to purchase 144,900 shares of our common stock under our 2014 Plan, and such options will vest over four years in 48 substantially equal monthly installments. Also on January 27, 2017, the Compensation Committee granted Mr. Shepard RSUs for 74,700 shares of our common stock. For 10,000 of those shares, one-third will vest on each of the first three anniversaries of the vesting start date, which is January 27, 2017. For the remaining 64,700 shares, 25% will vest on each of the first four anniversaries of the vesting start date, which is January 27, 2017.

On October 4, 2017, the Board of Directors of the Company approved a cash retention bonus for certain of the Company’s employees, including its Chief Executive Officer, Jay P. Shepard, pursuant to which employees will receive a bonus equal to six month’s salary payable after 12 months, conditioned on the employee’s continuing employment on such date. Mr. Shepard will receive a cash bonus of $270,000 payable after 12 months subject to their continuing employment as of such date. Also on October 4, 2017, the Board approved a new severance benefit plan for certain of the Company’s employees, including Mr. Shepard. Pursuant to the Severance Benefit Plan, if Mr. Shepard is involuntarily terminated without Cause (as defined in the Severance Benefit Plan) prior to October 5, 2018, then, upon execution of a general waiver and release, he will be entitled to a lump sum in the amount of 18 months of his then-effective base salary plus a lump sum equal to 140% of his monthly insurance premium in effect in September 2017 multiplied by 18 months. The Severance Benefit Plan supersedes any and all previously announced or maintained severance plans, except for the Company’s Change in Control Severance Benefit Plan, which remains in full force and effect.

On October 6, 2017, the Compensation Committee granted Mr. Shepard RSUs for 189,000 shares of our common stock as part of the retention plan. Such RSU shall have an effective date of grant of October 6, 2017 with 50% of the shares subject to the Award shall vest on each of the first and second anniversaries of the Vesting Commencement Date, respectively, subject to the Participant’s Continuous Service on each applicable vesting date.

On December 20, 2017, The Compensation Committee granted Mr. Shepard RSUs for 223,000 shares of our common stock as part of the Company’s Non-Employee Director Compensation Policy. Such RSU shall have an effective date of grant of December 20, 2017 with 25% of the shares subject to the Restricted Stock Units vest on each of the first four anniversaries of the Vesting Commencement Date, which shall be same as the Effective Date of Grant.

In addition, Mr. Shepard’s offer letter provides that upon a qualifying termination of employment, he will be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Tracy Woody

We entered into an employment offer letter with Mrs. Woody, our Chief Commercial Officer, on February 22, 2017. Effective as of March 22, 2017. Mrs. Woody received an annual base salary of $365,000, with an annual target bonus of 40% of that base salary, based upon the achievement of performance criteria established by our Board of Directors. In addition, a relocation clause was included in the employment letter which included the company paying directly for: (1) three months of rent (up to a maximum of $8,000 a month), (2) travel expenses for three house hunting trips for Mrs. Woody and her family, and (3) $100,000 grossed up to offset the cost of moving to the San Francisco bay area and to counterbalance taxes.

In connection with her employment, on February 22, 2017, Mrs. Woody was granted an option to purchase 100,000 shares of our common stock under our 2014 Equity Incentive Plan, or our 2014 Plan. The option was granted with a per share exercise price equal to the fair market value of our common stock on the grant date. The option will vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of his start date, and the remaining 75% of the shares subject to the option vesting in 36 substantially equal monthly installments thereafter, subject to his continuous service with us on each applicable vesting date. In connection with the commencement of her employment, on February 22, 2017, Mrs. Woody also received restricted stock units (RSUs) for 45,000 shares of our common stock. The RSUs will vest in four equal annual installments on the first, second, third and fourth anniversaries of her start date as our Chief Commercial Officer, subject to her continuous service on each vesting date.

On October 4, 2017, the Board of Directors of the Company approved a cash retention bonus for certain of the Company’s employees, including its Chief Commercial Officer, Tracy Woody, pursuant to which employees will receive a bonus equal to six month’s salary payable after 12 months, conditioned on the employee’s continuing employment on such date. Mrs. Woody will receive a cash bonus of $182,500 payable after 12 months subject to their continuing employment as of such date. Also on October 4, 2017, the Board approved a new severance benefit plan for certain of the Company’s employees, including Mrs. Woody. Pursuant to the Severance Benefit Plan, if Mrs. Woody is involuntarily terminated without Cause (as defined in the Severance Benefit Plan) prior to October 5, 2018, then, upon execution of a general waiver and release, she will be entitled to a lump sum in the amount of 12 months of hers then-effective base salary plus a lump sum equal to 140% of his monthly insurance premium in effect in September 2017 multiplied by 12 months. The Severance Benefit Plan supersedes any and all previously announced or maintained severance plans, except for the Company’s Change in Control Severance Benefit Plan, which remains in full force and effect.

On October 6, 2017, the Compensation Committee granted Mrs. Woody RSUs for 82,000 shares of our common stock as part of the retention plan. Such RSU shall have an effective date of grant of October 6, 2017 with 50% of the shares subject to the Award shall vest on each of the first and second anniversaries of the Vesting Commencement Date, respectively, subject to the Participant’s Continuous Service on each applicable vesting date.

On December 20, 2017, The Compensation Committee granted Mrs. Woody RSUs for 93,100 shares of our common stock as part of the Company’s Non-Employee Director Compensation Policy. Such RSU shall have an effective date of grant of December 20, 2017 with 25% of the shares subject to the Restricted Stock Units vest on each of the first four anniversaries of the Vesting Commencement Date, which shall be same as the Effective Date of Grant.

In addition, Mrs. Woody’s offer letter provides that upon a qualifying termination of employment, he will be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Robert Gut

We entered into an employment offer letter with Dr. Gut, our Chief Medical Officer, on August 8, 2017. Effective as of September 5, 2017. Dr. Gut received an annual base salary of $425,000, with an annual target bonus of 40% of that base salary, based upon the achievement of performance criteria established by our Board of Directors. In addition, a relocation clause was included in the employment letter which included the company paying directly for: (1) three months of rent (up to a maximum of $8,000 a month), (2) travel expenses for three house hunting trips for Dr. Gut and his family, and (3) $100,000 grossed up to offset the cost of moving to the San Francisco bay area and to counterbalance taxes.

In connection with his employment, on September 5, 2017, Dr. Gut was granted an option to purchase 107,000 shares of our common stock under our 2014 Equity Incentive Plan, or our 2014 Plan. The option was granted with a per share exercise price equal to the fair market value of our common stock on the grant date. The option will vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of his start date, and the remaining 75% of the shares subject to the option vesting in 36 substantially equal monthly installments thereafter, subject to his continuous service with us on each applicable vesting date. In connection with the commencement of his employment, on September 5, 2017, Dr. Gut also received restricted stock units (RSUs) for 48,000 shares of our common stock. The RSUs will vest in four equal annual installments on the first, second, third and fourth anniversaries of his start date as our Chief Medical Officer, subject to his continuous service on each vesting date.

On October 4, 2017, the Board of Directors of the Company approved a cash retention bonus for certain of the Company’s employees, including its Chief Medical Officer, Robert Gut, pursuant to which employees will receive a bonus equal to six month’s salary payable after 12 months, conditioned on the employee’s continuing employment on such date. Dr. Gut will receive a cash bonus of $212,000 payable after 12 months subject to their continuing employment as of such date. Also on October 4, 2017, the Board approved a new severance benefit plan for certain of the Company’s employees, including Dr. Gut. Pursuant to the Severance Benefit Plan, if Dr. Gut is involuntarily terminated without Cause (as defined in the Severance Benefit Plan) prior to October 5, 2018, then, upon execution of a general waiver and release, he will be entitled to a lump sum in the amount of 12 months of his then-effective base salary plus a lump sum equal to 140% of his monthly insurance premium in effect in September 2017 multiplied by 12 months. The Severance Benefit Plan supersedes any and all previously announced or maintained severance plans, except for the Company’s Change in Control Severance Benefit Plan, which remains in full force and effect.

On October 6, 2017, the Compensation Committee granted Dr. Gut RSUs for 88,000 shares of our common stock as part of the retention plan. Such RSU shall have an effective date of grant of October 6, 2017 with 50% of the shares subject to the Award shall vest on each of the first and second anniversaries of the Vesting Commencement Date, respectively, subject to the Participant’s Continuous Service on each applicable vesting date.

On December 20, 2017, The Compensation Committee granted Dr. Gut RSUs for 91,300 shares of our common stock as part of the Company’s Non-Employee Director Compensation Policy. Such RSU shall have an effective date of grant of December 20, 2017 with 25% of the shares subject to the Restricted Stock Units vest on each of the first four anniversaries of the Vesting Commencement Date, which shall be same as the Effective Date of Grant.

In addition, Dr. Gut’s offer letter provides that upon a qualifying termination of employment, he will be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Joshua T. Brumm

We entered into an employment offer letter with Mr. Brumm on November 8, 2013, pursuant to which he served as our Chief Financial Officer. In connection with his employment, on December 5, 2013, Mr. Brumm was granted an option to purchase 152,108 shares of our common stock under our 2009 Plan, with a per share exercise price equal to the fair market value of our common stock on the date of grant. The option will vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of his start date, and the remaining 75% of the shares subject to the option vesting in 36 substantially equal monthly installments thereafter, subject to his continuous service on each applicable vesting date.

Effective January 1, 2015, Mr. Brumm received an annual base salary of $353,600, with an annual target bonus of 40% of that base salary, based upon the achievement of performance criteria established by our Chief Executive Officer and approved by our Board of Directors.

On January 28, 2016, the Compensation Committee increased Mr. Brumm’s annual base salary to $374,816, with an annual target bonus of 50% of that base salary, based upon the achievement of performance criteria established our Chief Executive Officer and approved by our Board of Directors. Also on January 28, 2016, the Compensation Committee granted Mr. Brumm an option to purchase 83,800 shares of our common stock under our 2014 Plan. The option will vest over four years, in equal monthly installments commencing on the date of grant, subject to his continuous service on each applicable vesting date.  Also on January 28, 2016, the Compensation Committee granted Mr. Brumm RSUs for 26,000 shares of our common stock. The RSUs will vest in four equal annual installments on the first, second, third and fourth anniversaries of the date of grant, subject to his continuous service on each vesting date.

On October 11, 2016, the Compensation Committee approved a one-time cash bonus payment of $70,000 and a grant of RSUs for 10,000 shares of our common stock to Mr. Brumm. The RSUs will vest as to 33.33%, 33.33%, and 33.34% of the shares, respectively, on each of the first, second, and third anniversaries of the vesting start date, which is the date of grant, subject to his continuous service on each vesting date.

On January 27, 2017, the Compensation Committee increased Mr. Brumm’s annual base salary to $428,000, with an annual target bonus of 40% of that base salary, based upon the achievement of performance criteria established by our Chief Executive Officer and approved by our Board of Directors. Also on January 27, 2017, the Compensation Committee granted Mr. Brumm an option to purchase 65,590 shares of our common stock under our 2014 Plan, and such options will vest over four years in 48 substantially equal monthly installments. Also on January 27, 2017, the Compensation Committee granted Mr. Brumm RSUs for 43,900 shares of our common stock. 25% of the RSU shares will vest on each of the first four anniversaries of the vesting start date, which is January 27, 2017.

On November 20, 2017, we entered into a separation agreement with Mr. Brumm pursuant to which Mr. Brumm resigned effective December 1, 2017. Mr. Brumm will remain available to assist us with the transition through December 31, 2017. Under the Separation Agreement, Mr. Brumm received, in exchange for, among other things, a general release of all known and unknown legal claims, a lump sum of $510,008, (which is equivalent to one year of base salary plus a lump sum payment of 150% of the cost of Mr. Brumm’s monthly insurance premiums for group health insurance (as in effect in September 2017) multiplied by 12 months, six months’ acceleration of the unvested portion of all of Mr. Brumm’s outstanding equity awards, and a period of one year post-separation to exercise his outstanding vested stock options.

Dr. Colin Hislop

We entered into an employment offer letter with Dr. Hislop, who served as our Chief Medical Officer, on February 18, 2016. Effective as of his start date on April 4, 2016, Dr. Hislop receives an annual base salary of $385,000, with an annual target bonus of 40% of that base salary, based upon the achievement of personal and corporate criteria established by our Chief Executive Officer and approved by our Board of Directors.

In connection with his employment, Dr. Hislop was granted an option to purchase 223,100 shares of our common stock under our 2014 Plan, with a per share exercise price equal to the fair market value of our common stock on the date of grant. The option will vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of his start date, and the remaining 75% of the shares subject to the option vesting in 36 substantially equal monthly installments thereafter, subject to his continuous service on each applicable vesting date.

On October 11, 2016, the Compensation Committee approved a one-time cash bonus payment of $35,000 and a grant of RSUs for 5,000 shares of our common stock to Dr. Hislop. The RSUs will vest with 33.33%, 33.33%, and 33.34% of the shares, respectively, on each of the first, second, and third anniversaries of the vesting start date, which is the date of the grant, subject to his continuous service on each vesting date.

On January 27, 2017, the Compensation Committee increased Dr. Hislop’s annual base salary to $420,000, with an annual target bonus of 40% of that base salary, based upon the achievement of performance criteria established by our Chief Executive Officer and approved by our Board of Directors. Also on January 27, 2017, the Compensation Committee granted Dr. Hislop an option to purchase 43,700 shares of our common stock under our 2014 Plan. The option will vest over four years, with 6.25% of the shares subject to the option vesting on April 27, 2017, and the remaining shares vesting in 45 substantially equal monthly installments thereafter, subject to his continuous service on each vesting date. Also on January 27, 2017, the Compensation Committee granted Dr. Hislop RSUs for 19,500 shares of our common stock. 25% of the RSU shares will vest on each of the first four anniversaries of the vesting start date, which is January 27, 2017, subject to his continuous service on each vesting date.

On October 6, 2017, we notified Dr. Hislop that he would be terminated effective October 20, 2017. Dr. Hislop received as a severance benefit a lump sum payment in the aggregate amount of $206,339, which includes $175,000 representing five months of base salary and $31,339 representing five months of continued welfare benefits.

Employee benefit plans

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life and accidental death and dismemberment insurance plans, in each case, on the same basis as all of our other employees. We maintain a 401(k) plan for the benefit of our eligible employees, including our named executive officers, as discussed in the section below entitled “—401(k) Plan.”

401(k) plan

We maintain a retirement savings plan, or 401(k) plan, that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Under our 401(k) plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Internal Revenue Code of 1986, as amended, or the Code. Employees’ pre-tax contributions are allocated to each participant’s individual account. Participants are immediately and fully vested in their contributions. We do not currently provide an employer match on employee contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Pension benefits

We do not maintain any pension benefit plans.

Nonqualified deferred compensation

We do not maintain any nonqualified deferred compensation plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

The following table shows for the fiscal year ended December 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. Each award set forth below is subject to accelerated vesting upon a qualifying termination of the executive’s employment with us following a change in control, as described under “—Potential Payments Upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	Option Awards(1)(2)					Stock Awards(1)

Name	Grant Date	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Jay Shepard	12/28/2013(2)	78,891	—	$2.53	12/27/2023	—	—
	2/19/2014(2)	43,487	1,891	$8.165	2/18/2024	—	—
	5/11/2015(4)	—	—	—	—	48,000	$105,600
	5/11/2015(2)	199,562	109,438	$15.19	5/10/2015	—	—
	1/28/2016(5)	100,241	108,959	$10.68	1/27/2027	—	—
	1/28/2016(4)	—	—	—	—	48,600	$106,920
	1/27/2017(6)	33,206	111,694	$14.30	1/26/2027	—	—
	1/27/2017(4)	—	—	—	—	74,700	$164,340
	10/06/2017(4)	—	—	—	—	189,000	$415,800
	12/20/2017(4)	—	—	—	—	223,000	$490,600

Tracy Woody	3/22/2017(7)	—	100,000	$20.15	3/21/2027	—	—
	3/22/2017(4)	—	—	—	—	45,000	$99,000
	10/06/2017(4)	—	—	—	—	82,000	$180,400
	12/20/2017(4)	—	—	—	—	93,100	$204,820

Robert Gut	9/05/2017(7)	—	107,000	$19.80	9/04/2027	—	—
	9/05/2017(4)	—	—	—	—	48,000	$105,600
	10/06/2017(4)	—	—	—	—	88,000	$193,600
	12/20/2017(4)	—	—	—	—	91,300	$200,860

Joshua T. Brumm	12/5/2013(2)	138,805	—	$2.53	12/4/2023	—	—
	12/31/2013(2)	4,347	—	$3.34	12/30/2023	—	—
	2/19/2014(2)	53,569	—	$8.17	2/18/2024	—	—
	6/11/2014(4)	—	—	—	—		$8,250
	6/11/2014(6)	31,332		$31.96	6/10/2024	—	—
	12/26/2014(4)	—	—	—	—		$5,744
	12/26/2014(6)	20,818		$22.24	12/25/2024	—	—
	1/28/2016(6)	48,883		$10.68	1/27/2026	—	—
	1/28/2016(4)	—	—	—	—		$28,600
	10/11/2016(3)	—	—	—	—		$14,665
	1/27/2017(6)	21,863		$14.30	1/26/2027	—	—
	1/27/2017(4)	—	—	—	—		$72,435

Colin Hislop	4/4/2016(7)	48,662		$8.17	4/3/2026	—	—
	10/11/2016(3)	—	—	—	—		$7,333
	1/27/2017(6)	7,283		$14.30	1/26/2027	—	—
	1/27/2017(4)	—	—	—	—		$42,900

(1)	Vesting of all options and restricted stock units is subject to continued service on the applicable vesting date.
(2)

The shares subject to the stock options vest over a four-year period as follows: 25% of the shares underlying the options vest on the one-year anniversary of the vesting start date, and thereafter 1/48th of the shares vest each month.

(3)

The shares subject to these restricted stock units vest according to the following schedules: one-third of the shares subject to the award vest on each of the first, second and third anniversaries of the grant date.

(4)	The shares subject to these restricted stock units vest according to the following schedule: 25% of the shares vest on each of the first, second, third and fourth anniversaries of the grant date.

(5)	4/48th of the shares subject to the option became exercisable on May 28, 2016, and the balance of the shares vest and become exercisable monthly thereafter.
(6)	1/48th of the shares subject to the option become exercisable monthly measured from the date of the grant.
(7)

1/4th of the total number of shares subject to the option shall vest on the first yearly anniversary of the vesting commencement date and 1/36th of the remaining number of shares subject to the option shall vest on each monthly anniversary of the vesting commencement date thereafter.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance benefits other than in connection with a change in control

Mr. Shepard

Mr. Shepard’s offer letter provides that if we terminate his employment for any reason other than cause or permanent disability, or a qualifying termination, if Mr. Shepard (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us, (ii) returns all of our property in his possession and (iii) resigns as a member of the Board, he will be entitled to twelve months of salary continuation payments and if he timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date he terminates employment with us. In addition, in the event of a qualifying termination, each of the option and restricted stock units granted to him under his offer letter will be credited with twelve months of service for purposes of vesting and the vested portion of such option and RSU shall remain exercisable for up to six months following the date he terminates service with us.

Mrs. Woody

Mrs. Woody’s offer letter provides that if we terminate her employment for any reason other than cause or permanent disability, and a Separation occurs, and the Separation is not in connection with a Change in Control or if Mrs. Woody terminates her employment for Good Reason, if Mrs. Woody (i) executes and does not revoke a release of claims within 60 days following the date she terminates employment with us, (ii) returns all of our property in her possession, she will be entitled to six months of salary continuation payments and if she timely elects to continue her health insurance coverage under COBRA, we will pay a portion of her monthly COBRA premiums (at the same rate that we pay for active employees) for up to six months following the date she terminates employment with us. In addition, in the event of a qualifying termination, the Company will accelerate the vesting of the number of shares subject to the Option and RSU that would have vested in the six-month period after her Separation. Furthermore, Mrs. Woody will have the opportunity to exercise the vested portion of her Option until the first anniversary of her termination.

Dr. Gut

Dr. Gut’s offer letter provides that if we terminate his employment for any reason other than cause or permanent disability and a separation occurs, and the Separation is not in connection with a Change in Control, if Dr. Gut (i) have executed a general release of all claims that you may have against the Company or persons affiliated with the Company, (ii) have returned all the Company property in his possession, he will be entitled to six months of salary continuation payments and if he timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums (at the same rate that we pay for active employees) for up to six months following the date he terminates employment with us. In addition, in the event of a qualifying termination, the Company will accelerate the vesting of the number of shares subject to the Option and RSU that would have vested in the six month period after her Separation. Furthermore, Mrs. Woody will have the opportunity to exercise the vested portion of her Option until the first anniversary of her termination.

Change in control

Change in control severance benefit plan

We have adopted a change in control severance benefit plan, or the severance plan. The severance plan provides certain of our employees, including each of our named executive officers, with severance payments and benefits upon certain qualifying terminations of employment within a one-year period following the closing of a change in control, as defined in the severance plan. The summary below is qualified by reference to the actual text of the severance plan, which is filed as an exhibit to the Form S-1, as amended, filed with the SEC on March 10, 2014.

Under the severance plan, in the event of a participant’s involuntary termination without cause (and not due to death or disability) or if a participant resigns for good reason, if the participant in the severance plan (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and (ii) returns all of our property in his possession, he will be entitled to cash severance equal to the sum of his or her monthly base salary and monthly annual bonus target, multiplied by a severance multiplier, which is 15 in the case of Mr. Shepard and 12 in the cases of Mrs. Woody and Dr. Gut. In addition, following a qualifying termination, if a participant timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums for up to 15 months in the case of Mr. Shepard, and 12 months in the cases of Mrs. Woody and Dr. Gut, following the date of termination.

All stock awards which are vested and exercisable as of the date of a qualifying termination under the severance plan (including by virtue of the provisions of the applicable equity plan) will remain outstanding and exercisable until the earliest to occur of (i) the last day of the applicable severance period, which is 15 months in the case of Mr. Shepard and 12 months in the cases of Mrs. Woody and Dr. Gut and (i) the expiration of the original term of such stock awards.

If one of our named executive officers is entitled to severance benefits under the severance plan by virtue of a qualifying termination of employment within 12 months following a change in control, he would not be entitled to severance benefits under the terms of his offer letter.

In addition, the severance plan provides that, except as otherwise expressly provided in an agreement between us and a participant, if any payment or benefit a participant would receive in connection with a change in control would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code and such payment or benefit would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payment or benefit will be equal to either (1) the largest portion of the change in control payment that would result in no portion of the payment or benefit being subject to the excise tax, or (2) the largest portion, up to and including the total payment or benefit, whichever amount, after taking into account all applicable taxes, including the excise tax (all computed at the highest applicable marginal rate), would result in the participant’s receipt, on an after-tax basis, of the greatest economic benefit to the participant, notwithstanding that all or some portion of the payment or benefit may be subject to the excise tax. If a reduction is so required, the reduction will occur in the order specified in the severance plan.

Treatment of options under our 2009 Stock Plan

Our 2009 Plan, provides that outstanding options will be treated as follows in the event of a change in control, subject to any other limitations proposed by the administrator of the 2009 Plan:

•	Immediately prior to the consummation of a change in control, outstanding repurchase rights held by us related to any outstanding options will terminate;
•

To the extent that outstanding options are not assumed or otherwise continued in connection with a change in control, the shares subject to each outstanding option will vest in full immediately prior to the closing of the change in control and the option will terminate immediately following the change in control; or

•

If outstanding options are assumed or otherwise continued in connection with a change in control, in the event of an involuntary termination of employment (as defined in the 2009 Plan) within 12 months following the closing of the change in control, the shares subject to such assumed or continued options will vest in full on the date of termination.

•

In addition, our form of option agreement under the 2009 Plan provides that if options are not assumed or otherwise continued in connection with a change in control transaction, the options subject to such agreements will become fully exercisable.

For purposes of the 2009 Plan, a change in control generally means (i) a merger, consolidation or other reorganization in which securities representing more than 50% of the total combined voting power of our outstanding securities are beneficially owned, directly or indirectly, by a person or persons different from the person or persons who beneficially owned those securities immediately prior to such transaction, (ii) a sale, transfer or other disposition of all or substantially all of our assets, or (iii) any person becomes the “beneficial owner”, directly or indirectly, of securities representing 50% or more of the total voting power of our then outstanding securities.

For purposes of the 2009 Plan, an involuntary termination generally means, during the 12 months following the closing of a change in control, either (1) a termination of service other than for misconduct (as defined in the 2009 Plan) or (2) a voluntary resignation following: a material diminution in the optionee’s base compensation; a material diminution in the optionee’s authority, duties, position or responsibilities; a material diminution in the authority, duties, position or responsibilities of the optionee’s supervisor (including a requirement that an optionee report to a corporate officer or employee instead of directly to our Board of Directors); a material diminution in the budget over which the optionee retains authority; a relocation of the optionee’s principal place of work to a location more than 50 miles away from the principal place of work prior to a change in control; or any other act or omission that constitutes a material breach by us of the 2009 Plan.

Treatment of stock awards under our 2014 Equity Incentive Plan

Our 2014 Plan, provides that in the event of certain corporate transactions, as defined in the 2014 Plan, the following provisions will apply to outstanding stock awards, unless otherwise provided in a stock award agreement or any other written agreement between us and a participant, or unless otherwise expressly provided by our Board of Directors at the time of grant of a stock award:

•

The surviving or acquiring corporation (or its parent) may assume, continue or substitute similar stock awards for outstanding stock awards under the 2014 Plan and any reacquisition or repurchase rights held by us may be assigned to the surviving or acquiring corporation (or its parent); provided, that if any such stock awards are so assumed, continued or substituted, if a participant incurs an involuntary termination on or within 12 months following the date of such corporate transaction, any unvested shares subject to such assumed, continued or substituted stock awards will vest in full as of the date of such termination;

•

To the extent that outstanding stock awards are not so assumed, continued or substituted, the vesting and, if applicable, exercisability of any such stock awards held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction will be accelerated in full to a date prior to the effective time of such corporate transaction, and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of such corporation transaction, and any reacquisition or repurchase rights held by us will lapse, contingent upon the effectiveness of such corporate transaction;

•

To the extent that outstanding stock awards are not so assumed, continued or substituted, the vesting and, if applicable, exercisability of any such stock awards held by participants whose continuous service has terminated prior to the effective time of the corporate transaction will not be accelerated and all unvested stock awards held by such participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, but any reacquisition or repurchase rights held by us may continue to be exercised notwithstanding such corporate transaction; or

•

To the extent a stock award will terminate if not exercised prior to the effective time of a corporate transaction, our Board of Directors may provide that the holder of the stock award may not exercise the stock award, but instead will receive a payment, in such form as may be determined by our Board of Directors, equal in value to the excess, if any, of the value of the property the participant would have received upon exercise of the stock award over any exercise price payable by such holder in connection with such exercise.

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control, as defined in the 2014 Plan, as may be provided in the stock award agreement for such stock award or in any other written agreement between us and a participant, but in the absence of such a provision, no such acceleration will occur.

For purposes of the 2014 Plan, an involuntary termination generally means, during the 12 months following the closing of a corporate transaction or change in control, either (1) a termination of service other than for cause (as defined in the 2014 Plan) or (2) a voluntary resignation following: a material diminution in the participant’s base salary; a material diminution in the participant’s authority, duties, position or responsibilities; a material diminution in the authority, duties, position or responsibilities of the participant’s supervisor (including a requirement that a participant report to a corporate officer or employee instead of directly to our Board of Directors); a material diminution in the budget over which the participant retains authority; a relocation of the participant’s principal place of work to a location more than 50 miles away from the principal place of work prior to the consummation of a corporate transaction or a change in control; or any other act or omission that constitutes a material breach by us of the 2014 Plan.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2017 certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR FISCAL 2017

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Total ($)

Mr. Edmon R. Jennings	$51,000	$68,618	$78,591	$198,209
Dr. Srinivas Akkaraju, M.D., Ph.D.	$85,000	$68,618	$128,593	$282,211
Mr. R. Scott Greer	$45,000	$68,618	$78,591	$192,209
Shahzad Malik, M.D.	$55,000	$68,618	$78,591	$202,209
Dr. Anthony Y. Sun, M.D.	$47,500	$68,618	$78,591	$194,709
Mr. John Varian	$51,250	$68,618	$78,591	$198,459
Mr. Eric Dobmeier	$24,066	$137,236	$133,662	$294,964

(1)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 2 and Note 10 to our financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The table below lists the aggregate number of shares and additional information with respect to the outstanding option awards held by each of our non-employee directors.

The table below shows the aggregate number of option awards outstanding at fiscal year end for each of our non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2017	Number of Shares Subject to Outstanding Stock Awards as of December 31, 2017

Mr. Edmon R. Jennings	80,931	23,880
Dr. Srinivas Akkaraju, M.D., Ph.D.	67,628	26,155
Mr. R. Scott Greer	69,575	23,880
Shahzad Malik, M.D.	69,575	23,880
Dr. Anthony Y. Sun, M.D.	69,575	23,880
Mr. John Varian	69,575	23,880
Mr. Eric Dobmeier	13,700	18,160

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

In March 2014, the Board of Directors approved a non-employee director compensation policy that became effective upon the completion of our initial public offering, or the IPO, and was subsequently amended effective as of May 21, 2015, March 17, 2016 and January 27, 2017.

Under this policy, we will pay each of our non-employee directors a cash retainer for service on the Board of Directors and for service on each committee on which the director is a member. The chairman of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our Board of Directors. The retainers paid to non-employee directors for service on the Board of Directors and for service on each committee of the Board of Directors on which the director is a member are as follows:

	Member Annual Service Retainer	Chairman Annual Service Retainer
Board	$40,000	$30,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$15,000
Nominating and Corporate Governance Committee	$3,500	$10,000

In addition, on the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on our Board of Directors will receive equity awards under our 2014 Plan, with a total grant date fair value of $140,000, with 60% of the grant date value allowed to a stock option grant and 40% of the grant date value to a restricted stock unit award. Each stock award will vest in full on the earlier of the date of the annual stockholder meeting following the meeting in connection with which it was granted, or the first anniversary of the grant date. The exercise price of such options will equal the fair market value of our common stock on the date of grant. For any new non-employee director who joins the Board, the initial equity award will have a total grant date fair value of $140,000, and the awards will vest on an annual basis over three years. For a new non-employee director is elected or appointed at a time other than at the annual meeting of stockholders, then the director will receive an additional award with a grant date fair value of $140,000, prorated for the number of days from such election or appointment until the next annual meeting, and the award will vest on the date of first annual meeting following such election or appointment. In each case, vesting of the award is subject to the director’s continuous service on each vesting date. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

In accordance with this policy prior to its amendment in March 2016, we paid each of our non-employee directors a cash retainer of $35,000 for the year ended December 31, 2015 for their service on the Board of Directors. Directors have been and will continue to be reimbursed for expenses directly related to their activities as directors, including attendance at board and committee meetings. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2018 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table;

(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total

BlackRock, Inc. (2)	2,026,814	5.6%
Jay Shepard(5)	567,243	1.6%
Robert Gut	0	*
Paul Westberg(6)	165,265	*
Shane Ward(7)	81,735	*
Jay Stout(8)	19,750	*
Tracy Woody(9)	27,083	*
Kevin Haas(10)	67,454	*
Srinivas Akkaraju(3) (11)	1,596,403	4.4%
Eric Dobmeier	0	*
R. Scott Greer(12)	83,675	*
Edmon Jennings(13)	81,781	*
Shahzad Malik(4)(14)	1,693,483	4.7%
Anthony Sun(15)	71,925	*
John Varian(16)	70,325	*
All executive officers and directors as a group (14 persons)(17)	1,356,668	12.5%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned Applicable percentages are based on 36,058,138 shares outstanding on February 28, 2018, adjusted as required by rules promulgated by the SEC.

(2)	BlackRock, Inc. directly holds 2,026,814 shares of Common Stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(3)

Consists of 1,547,896 Shares held by Samsara BioCapital, L.P. ("Samsara BioCapital"). Dr. Srinivas Akkaraju, a member of our Board of Directors, is a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital. The managing member disclaims beneficial ownership of these shares except to the extent of the Reporting Person's pecuniary interest therein. The Address for Samsara BioCapital, L.P. is 565 Everett Avenue, Palo Alto, CA 94301.

(4)

Includes shares held by Advent Life Sciences Fund I LP (“Advent Fund”) and by Advent Life Sciences LLP (“Advent”). Advent is the manager of Advent Fund. Dr. Malik, a member of our Board of Directors, is a general partner of Advent. Each of Advent, Advent Fund and Dr. Malik may be deemed to beneficially own the shares held by Advent and Advent Fund. The address for each of these entities is 158-160 North Gower Street, London, NW1 2ND England.

(5)	Includes 512,536 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(6)	Includes 142,536 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(7)	Includes 75,562 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(8)	Includes 18,750 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(9)	Includes 27,083 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(10)	Includes 63,445 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(11)	Includes 41,632 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(12)	Includes 53,975 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(13)	Includes 74,081 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(14)	Includes 62,725 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(15)	Includes 62,725 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(16)	Includes 62,725 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.
(17)	Consists of 158,915 shares held by the directors and executive officers and 1,197,753 shares issuable pursuant to stock options exercisable within 60 days of February 28, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

In 2014, the Company adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $100,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

CERTAIN RELATED-PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2014 in which we have participated in which the amount involved exceeded or will exceed $100,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock or any members of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.

Sales of Preferred Stock

In February 2014, the Company sold an aggregate of 48,758,857 shares of our Series E convertible preferred stock at a purchase price of $1.128 per share for an aggregate purchase price of approximately $55.0 million, of which 34,121,608 were sold to holders of more than 5% of our capital stock, including one group of affiliated holders that became a 5% stockholder pursuant to the transaction. Following our reverse stock split that became effective on March 6, 2014, these shares are convertible into common stock on the basis of 11.5 shares to one. In February 2014, pursuant to the Series D Securities Purchase Agreement entered into in October 2013, we sold an aggregate of 13,168,291 shares of our Series D-2 convertible preferred stock at a purchase price of $0.7594 per share for an aggregate purchase price of approximately $10.0 million, of which 13,135,370 were sold to holders of more than 5% of our capital stock. Following our reverse stock split that became effective on March 6, 2014, these shares are convertible into common stock on the basis of 11.5 shares to one.

Investor rights agreement

We are party to an investor rights agreement that provides holders of common stock issued upon conversion of our convertible preferred stock, including certain holders of 5% of our capital stock and entities affiliated with certain of our directors, with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Voting agreement

Prior to our initial public offering in March 2014, we were party to a voting agreement under which certain holders of our capital stock, including certain holders of 5% of our capital stock and entities affiliated with certain of our directors, agreed to vote in a certain way on certain matters, including with respect to the election of directors. The voting agreement terminated upon the closing of our initial public offering, and none of our stockholders have any special rights regarding the election or designation of members of our Board of Directors.

Indemnification agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our Board of Directors with discretion to indemnify our officers and employees when determined appropriate by the board. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors and executive officers.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Akkaraju, Mr. Greer, Mr. Jennings, Dr. Malik, Dr. Sun, Mr. Dobmeier and Mr. Varian. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Prior to the appointment of Mr. Shepard as our Chief Executive Officer, the Board of Directors considered Mr. Shepard to be independent.

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and 2016, by PricewaterhouseCoopers LLP, the Company’s principal accountant.

	Fiscal Year Ended
	2017	2016
	(in thousands)

Audit Fees(1)	$743	$860
Audit-Related Fees(2)	—	—
Tax Fees(3)	168	345
All Other Fees(4)	152	—

Total Fees	$1,063	$1,205

(1)

Includes fees related to our follow-on public offerings completed in October 2016, Sale leaseback, Build-to-Suit and professional services for the audit of the Company’s financial statements included in its Annual Reports on Form 10-K and review of financial statements included in its quarterly reports on Form 10-Q, as well as fees related to special and/or one-time non-recurring accounting matters.

(2)	None.
(3)	Includes fees for tax compliance and tax planning, including fees for global tax strategy planning.
(4)	Includes fees for 2017 Transactional offering.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:
(1)	Consolidated Financial Statements;

See Index to Consolidated Financial Statements at page F-1 of the 2017 Annual Report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II is included on page F-29 of the 2017 Annual Report on Form 10-K. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above

Exhibit Index

List of Exhibits.

The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

31.2*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Versartis, Inc.

Date: April 9, 2018	By:	/s/ Jay P. Shepard
Jay P. Shepard
Chief Executive Officer (Principal Executive Officer and Financial Officer)

Date: April 9, 2018	By:	/s/ Kevin Haas
Kevin Haas
Vice President, Finance (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay P. Shepard	Chief Executive Officer and Director (Principal Executive and Financial Officer)	April 9, 2018
Jay P. Shepard

/s/ Kevin Haas	Vice President, Finance (Principal Accounting Officer)	April 9, 2018
Kevin Haas

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	April 9, 2018
Srinivas Akkaraju, M.D., Ph.D.

/s/ Eric L. Dobmeier	Director	April 9, 2018
Eric L. Dobmeier

/s/ R. Scott Greer	Director	April 9, 2018
R. Scott Greer

/s/ Edmon R. Jennings	Director	April 9, 2018
Edmon R. Jennings

Director
Shahzad Malik

/s/ Anthony Y. Sun, M.D.	Director	April 9, 2018
Anthony Y. Sun, M.D.

/s/ John Varian	Director	April 9, 2018
John Varian