Form 10-Q
period 2018-03-31
Versartis, Inc.
filed 2018-05-08
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 36,081,466 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$74,686	$81,146
Prepaid expenses and other current assets	469	562
Total current assets	75,155	81,708
Restricted cash	2,386	2,383
Property and equipment, net	739	798
Build-to-suit lease asset	8,829	8,888
Total assets	87,109	93,777
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$809	$1,500
Accrued liabilities	2,726	4,093
Total current liabilities	3,535	5,593
Build-to-suit lease obligation	6,944	5,428
Total liabilities	10,479	11,021
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 and 100,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 36,069,791 and 35,938,126 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	459,839	456,984
Accumulated deficit	(383,213)	(374,232)
Total stockholders' equity	76,630	82,756
Total liabilities and stockholders’ equity	$87,109	$93,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses
Research and development	$3,600	$22,004
General and administrative	4,917	7,656
Total operating expenses	8,517	29,660
Loss from operations	(8,517)	(29,660)
Interest income	193	199
Other income (expense), net	(657)	(261)
Net loss	$(8,981)	$(29,722)
Net loss per share - basic and diluted	$(0.25)	$(0.85)
Weighted-average common shares used to compute basic and diluted net loss per share	36,019	35,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,981)	$(29,722)
Other comprehensive loss:
Unrealized loss on cash flow hedge	—	(93)
Comprehensive loss	$(8,981)	$(29,815)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(8,981)	$(29,722)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	119	54
Stock-based compensation expense	2,820	3,864
Changes in assets and liabilities
Prepaid expenses and other assets	92	(9,065)
Accounts payable	(690)	220
Accrued and other liabilities	(1,368)	(79)
Net cash used in operating activities	(8,008)	(34,728)
Cash flows from investing activities
Inducement on build-to-suit lease obligation	1,516	—
Net cash used in investing activities	1,516	—
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	35	1,034
Net cash provided by financing activities	35	1,034
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,457)	(33,694)
Cash, cash equivalents, and restricted cash at beginning of period	83,529	201,153
Cash, cash equivalents, and restricted cash at end of period	$77,072	$167,459
Supplemental disclosure
Supplemental disclosure of noncash items
Build-to-suit lease transaction	$5,428	$8,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Versartis, Inc., or the Company, was incorporated on December 10, 2008 in the State of Delaware. The Company is an endocrine-focused biopharmaceutical company initially developing long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

The Company’s headquarters and operations are in Menlo Park, California. Since incorporation, the Company has been primarily performing research and development activities, including clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support and expand these activities.

In September 2017, the Company announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric growth hormone deficiency, or GHD, failed to meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan have concluded and currently the Company does not intend to further develop somavaratan.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2018, its results of operations    , comprehensive loss   and cash flows for the three months ended March 31, 2018, and 2017.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed on March 6, 2018 with the U.S. Securities and Exchange Commission, or the SEC.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated financial position as of March 31, 2018 and as of December 31, 2017, and the results of operations, cash flows and statements of comprehensive loss for the three months ended March 31, 2018 and 2017  include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

As of March 31, 2018, the Company had a cash and cash equivalents balance of $74.7 million consisting of cash and cash equivalents in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan. As a result of the failure of the VELOCITY trial to meet its primary endpoint, the Company has implemented a number of cost-cutting measures, including a reduction in workforce of approximately two-thirds from September 2017.  As part of its current business plan, the Company is evaluating possible strategic transactions to diversify its pipeline.  The Company’s expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and termination of a number of supplier contracts, including commercial contracts with our contract manufacturers. Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2018, the Company had an accumulated deficit of $383.2 million and working capital of $71.6 million. The Company expects to continue to incur losses from costs related to the evaluation of possible strategic transactions and related administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, given the failure of the VELOCITY trial to meet its primary endpoint, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

The Company entered into forward foreign currency contracts that exposed it to credit risk to the extent that the counterparties potentially were unable to meet the terms of the agreement. The Company did, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management did not expect material losses as a result of defaults by counterparties.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships or a strategic transaction and dependence on key individuals and sole source suppliers.

Products developed by the Company require clearances from the U.S. Food and Drug Administration, or the FDA, the Pharmaceuticals Medicines and Devices Agency, or the PMDA, or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or the Company was unable to maintain clearance, it could have a materially adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to develop, launch and commercialize any product candidates for which it receives regulatory approval.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. The Company’s restricted cash primarily relates to the letter of credit provided to its Landlord for the Company’s headquarters in Menlo Park (as described in Note 5) to secure its obligations under the lease.

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

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 5), the Company was involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment on the

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

condensed consolidated balance sheet for the replacement cost of the Company’s leased portion of the pre-existing building.  The Company records a corresponding build-to-suit lease obligation on its condensed consolidated balance sheets representing the amounts paid by the lessor.

Upon completion of construction, the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property where construction has been completed. The Company’s assessment of the arrangement determined that they did not qualify for sale-leaseback accounting treatment; therefore the building asset remains on the Company’s condensed consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2018 or December 31, 2017.

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

The Company’s financial instruments consist of Level I assets as of March 31, 2018. Level I securities are comprised of highly liquid money market funds.

The Company’s foreign currency derivative contracts have maturities over a 12-month time horizon and is with a counterparty that has a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc. These contracts are reported as Level II assets, however there were none outstanding as of March 31, 2018.

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations, or CROs, that conduct and manage clinical trials on the Company’s behalf.

The Company estimates preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. In September 2017, the Company announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric growth hormone deficiency (GHD) failed to meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan have concluded and as such, there were no material preclinical and clinical trial accruals as of March 31, 2018.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating Expenses
Research and development	$882	$1,481
General and administrative	1,938	2,383
Total	$2,820	$3,864

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

In May 2017, the FASB issued, ASU-2017-09, Compensation—Stock Compensation (Topic 718).  This guidance clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance, which became effective on January 1, 2018, has not had a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued, ASU-2017-01, Business Combinations (Topic 805)- Definition of a Business. This guidance clarifies changes to the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance, which has become effective for the Company on January 1, 2018, has not had a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued, ASU-2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash.  This guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows.  The guidance has become effective on a retrospective basis for the Company on January 1, 2018. The Company retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a reclassification of restricted cash of $2.3 million to the beginning and ending period balances of cash and cash equivalents at March 31, 2018. The following is a reconciliation of the captions in the consolidated balance sheet to the consolidated statements of cash flows (in thousands):

	As of
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Consolidated Balance Sheets
Cash and cash equivalents	$74,686	$81,146	$165,081	$201,153
Restricted cash (included in other current assets)	2,386	2,383	2,378	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$77,072	$83,529	$167,459	$201,153

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

beginning of the earliest comparative period presented with an adjustment to equity.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective approach or a modified retrospective approach. The Company has adopted the new revenue standard as of January 1, 2018 using a modified retrospective application to each prior reporting period presented. Through March 31, 2018 the Company had no open contracts and previously recorded a cumulative inception to date total of $40.0 million of contract revenues at December 31, 2017 received from Teijin Limited under an exclusive license and supply agreement which was considered substantially complete as of December 31, 2017.  The adoption did not have an effect on the Company’s consolidated financial statements on the adoption date and no adjustment to retained earnings as of January 1, 2018 was required.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2018	2017
Preclinical and clinical (1)	$373	$261
Other	96	301
Total	$469	$562

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2018	2017
Payroll and related	$2,320	$2,058
Preclinical and clinical	89	1,694
Professional services	185	204
Other	132	137
Total	$2,726	$4,093

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2018
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$62,617	$62,617	$—	$—
	$62,617	$62,617	$—	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$62,428	$62,428	$—	$—
	$62,428	$62,428	$—	$—

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

5. Commitments and Contingencies

Facility Leases

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California (1020 Space) and for approximately 17,400 rentable square feet located on the second floor of the building located at 1060 Marsh Road.  In September 2017, the Company terminated its lease specific to 1060 Marsh Road.  The 1020 space serves as the Company’s corporate headquarters.

The delivery of the 1020 Space to the Company occurred in April 2017. The 1020 Space lease commenced on August 8, 2017 for a period of 86 months, with one renewal option for a five-year term. The total obligation under this lease for the Company is approximately $18.7 million as of March 31, 2018.

As an inducement to enter the lease, the Landlord provided the Company with an approximately $1.9 million tenant improvement allowance for the 1020 Space. In January 2018, the Company received approximately $1.5 million, or 80% of the tenant improvement allowance. The remaining 20% is expected to be received in 2018. The Company has provided the Landlord with a letter of credit to secure its obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the balance sheet, which is subject to reductions in future years if certain financial hurdles are met.

Future minimum lease payments under all of the Company’s noncancelable operating and facility leases, as of March 31, 2018, were as follows (in thousands):

Year Ended December 31,
2018	$1,999
2019	2,732
2020	2,806
2021	2,882
2022	2,961
Thereafter	5,369
Total	$18,749

Build-to-Suit

In March 2017, the Company entered into an operating facility lease agreement, as described above, to lease office space located in Menlo Park, California in a building to be constructed by the landlord. The company began occupying the 1020 Space in August 2017. The lease has a term of 86 months from the commencement date as defined in the lease agreement with the Company’s option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $20.0 million over the initial term of the lease.  The total obligation under this lease is approximately $18.7 million  as of March 31, 2018.  In connection with this lease, the landlord is providing a tenant improvement allowance of approximately $1.9 million for the 1020 Space, for costs associated with the design, development and construction of the Company’s improvements. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. As of March 31, 2018, the Company has received approximately $1.5 million, or eighty percent of the tenant improvement allowance. The remaining twenty percent is expected to be received in 2018. The $1.5 million inducement payment received increased the build-to-suit lease obligation to $6.9 million as of March 31, 2018.

Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period.  Accordingly, for accounting purposes, the Company has concluded that they are deemed the owner of the building during the construction period and the Company capitalized approximately $8.8 million within property and equipment and recognized a $6.9 million corresponding build-to-suit obligation in non-current liabilities in the condensed consolidated balance sheet as of March 31, 2018.  Of the $8.8 million, approximately $3.5 million has been recorded as a build-to-suit asset related to construction costs incurred as of March 31, 2018.

Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

As of March 31, 2018 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

6. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of March 31, 2018, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 2,036,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of March 31, 2018, approximately 5,614,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of March 31, 2018, the Company has issued approximately 211,000 shares of common stock under the ESPP.

7. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,981)	$(29,722)
Weighted-average shares used to compute basic and diluted net loss per share	36,019	35,004
Basic and diluted net loss per common share	$(0.25)	$(0.85)

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

8. Subsequent Event

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

As part of the Company’s commitment to reduce operating expenses and preserve cash, the Company eliminated additional positions effective May 2018. The reduction included 13 employees, which represented approximately 48% of its workforce as of May 3, 2018, the date affected employees were notified.Pursuant to the Plan, affected employees received certain severance benefits. The Company incurred a one-time severance-related charge totaling approximately $3.0 million which will be recorded in the second quarter of 2018. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Severance Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K filed on March 6, 2018 with the U.S. Securities and Exchange Commission (SEC).

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

Overview

Versartis, Inc. (the “Company” “We” or “Our”) is an endocrine-focused biopharmaceutical company that has been developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease.

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

Recent Developments

In September 2017, we announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric GHD did not meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan have been concluded as of the end of 2017 and the U.S. Investigational New Drug Application, or IND, and all equivalent filings in foreign countries have been withdrawn. Based on a full review of the data from the Phase 3 VELOCITY trial, feedback from the FDA during the development of somavaratan, and an objective assessment by external regulatory experts, the company believes it could not successfully file for approval based on the existing dataset. The investment and delay in time-to-market that further development would require, significantly impact the business case for somavaratan, given the potential that one or more long-acting growth hormone products may already be commercialized for pediatric growth hormone deficiency during that time.

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

In May 2018, as part of our commitment to reduce costs and preserve cash, we terminated an additional number of positions to further reduce our operating expenses as we evaluate possible strategic transactions.

Financial overview

Revenue

We have never generated net income from operations on an annual basis, and, as of March 31, 2018, we had an accumulated deficit of $383.2 million, primarily as a result of research and development and general and administrative expenses. We have never earned revenue from commercial sales of any of our product candidates. In August 2016, we entered into an exclusive license and supply agreement with Teijin, a pharmaceutical company based in Japan, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan.  In exchange for such rights, we received a nonrefundable upfront payment of $40.0 million in 2016.  We recognized the $40.0 million as contract revenue in Q4 2017 upon termination of the agreement in January 2018 as our obligations under the agreement were substantively complete at December 31, 2017.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 6, 2018 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2018	2017
Operating expenses:
Research and development	$3,600	$22,004	(18,404)	-84%
General and administrative	4,917	7,656	(2,739)	-36%
Loss from operations	(8,517)	(29,660)	(21,143)	-71%
Interest income	193	199	(6)	-3%
Other income (expense), net	(657)	(261)	396	152%
Net loss	$(8,981)	$(29,722)	$(20,741)	-70%

Research and development expense

Research and development expense decreased $18.4 million, or 84%, to $3.6 million for the three months ended March 31, 2018 from $22.0 million for the same period in 2017.  The decrease in research and development expense was primarily due to a decrease in clinical and manufacturing costs associated with the cancellation of certain of our supplier contracts, including those with contract manufacturers, which are substantial.

General and administrative expense

General and administrative expense decreased $2.7 million, or 36%, to $4.9 million for the three months ended March 31, 2018 from $7.7 million for the same period in 2017.  The decrease was attributable to the reduction in workforce and our continued efforts to reduce consulting and professional services expenses as a result of the failure of the Phase 3 VELOCITY trial to meet its primary endpoint.

Other income (expense), net

Other income (expense), net decreased $0.4 million to $0.7 million of other expense for the three months ended March 31, 2018 from other expense of $0.3 million for the same period in 2017.  This decrease was primarily due to interest charges related to our build-to-suite lease obligation.

Liquidity and capital resources

Since our inception and through March 31, 2018, we have financed our operations through private placements of our equity securities, debt financing and our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At March 31, 2018, we had cash and cash equivalents of $74.7 million, a majority of which is invested in money market funds at several highly rated financial institutions.

While we assess and identify future opportunities to diversify our pipeline, we will need to obtain additional financing to build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, such as a strategic transaction. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and cost of any future potential clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture somavaratan on a larger scale;

•	the costs of commercialization activities if somavaratan or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of potential development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months
	March 31,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(8,009)	$(34,728)
Investing activities	1,514	(2,378)
Financing activities	35	1,034
Net increase (decrease) in cash and cash equivalents	$(6,460)	$(36,072)

Cash used in operating activities

Net cash used in operating activities was $8.0 million and $34.7 million in the three months ended March 31, 2018 and 2017, respectively. Cash used in operating activities in 2017 is primarily attributable to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2018 decreased compared to 2017 due to the termination of a number of supplier contracts, including commercial contracts with contract manufacturers as a result of the failure of the Phase 3 VELOCITY trial to meet its primary endpoint.

Cash used in investing activities

Net cash provided by and used in investing activities was $1.5 million and $2.4 million in the three months ended March 31, 2018 and 2017, respectively. Cash provided by investing activities in 2018, primarily relates to an inducement payment received from the Landlord of our leased facility in Menlo Park, California, located at 1020 Marsh Road. Cash used in investing activities in 2017 is primarily due to a letter of credit associated with our facility at 1020 Marsh Road, for which we commenced this lease in March 2017.

Cash provided by financing activities

Net cash provided by financing activities was $.03 million and $1.0 million in the three months ended March 31, 2018 and 2017, respectively. Cash provided by financing activities consisted of proceeds from issuance of common stock in connection with employee benefit plans.

As of March 31, 2018, we had cash and cash equivalents of approximately $74.7 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our current business plan.

Contractual obligations and commitments

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2018, we had cash and cash equivalents of $74.7 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2018  was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective at March 31, 2018 .

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 , and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  As set forth above, our Chief Executive Officer, who serves as our principal executive and financial officer, has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. The Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. Although we have taken steps to reduce and control our costs following the failure of our Phase 3 clinical trial to meet its primary endpoint, we continue to incur research and development and general and administrative expenses related to our operations.  In addition, we are exploring a range of alternatives to enhance stockholder value, including the potential for a strategic transaction, which could impact our cash needs that cannot be determined at this time. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2018, we had an accumulated deficit of $383.2 million.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2018, we had approximately $74.7 million in cash and cash equivalents, which includes $59.1 million in net proceeds we received from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, combined with the proceeds of the recent offering, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Following the failure of our Phase 3 clinical trial to meet its primary endpoint, Teijin notified us, pursuant to the agreement’s terms, that it would be terminating the Exclusive License Supply Agreement between us and Teijin.  This decision was followed by discussions between us and Teijin regarding the failure of our Phase 3 VELOCITY trial to meet its primary endpoint during which it was determined that continuing with the License Agreement was no longer in the best interests of either party. The agreement was terminated in January 2018.

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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits. The overall impact of the tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act may have on our business.

Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.

We have federal and state net operating loss carryforwards that will begin to expire, if not utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through March 31, 2018 the reported sale price of our common stock has fluctuated between $1.50 and $24.00 per share. Since the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price has declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of April 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 18.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

VERSARTIS, INC.
(Registrant)

Date: May 8, 2018	/s/ Jay P. Shepard
Jay P. Shepard Chief Executive Officer (Principal Executive and Financial Officer)