Form 10-Q
period 2018-06-30
Versartis, Inc.
filed 2018-08-08
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 36,240,673 outstanding shares of common stock, par value $0.0001 per share, of Versartis, Inc.

VERSARTIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSARTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$67,776	$81,146
Prepaid expenses and other current assets	686	562
Total current assets	68,462	81,708
Restricted cash	2,388	2,383
Property and equipment, net	680	798
Build-to-suit lease asset	8,770	8,888
Total assets	80,300	93,777
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$804	$1,500
Accrued liabilities	3,234	4,093
Total current liabilities	4,038	5,593
Build-to-suit lease obligation	7,324	5,428
Total liabilities	11,362	11,021
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 36,240,673 and 35,938,126 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	461,995	456,984
Accumulated deficit	(393,061)	(374,232)
Total stockholders' equity	68,938	82,756
Total liabilities and stockholders’ equity	$80,300	$93,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$3,438	$28,618	$7,038	$50,622
General and administrative	6,003	7,572	10,920	15,228
Total operating expenses	9,441	36,190	17,958	65,850
Loss from operations	(9,441)	(36,190)	(17,958)	(65,850)
Interest income	249	242	442	441
Other income (expense), net	(656)	(521)	(1,313)	(782)
Net loss before provision for income taxes	$(9,848)	$(36,469)	$(18,829)	$(66,191)
Provision for income taxes	—	128	—	128
Net loss	$(9,848)	$(36,597)	$(18,829)	$(66,319)
Net loss per share - basic and diluted	$(0.27)	$(1.04)	$(0.52)	$(1.89)
Weighted-average common shares used to compute basic and diluted net loss per share	36,134	35,316	36,010	35,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(18,829)	$(66,319)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	236	104
Stock-based compensation expense	4,976	7,522
Changes in assets and liabilities
Prepaid expenses and other assets	(124)	(7,124)
Accounts payable	(695)	1,194
Accrued and other liabilities	(860)	8,063
Income taxes payable	—	(247)
Net cash used in operating activities	(15,296)	(56,807)
Cash flows from investing activities
Purchase of property and equipment	—	(1,009)
Inducement on build-to-suit lease obligation	1,896	—
Net cash used in investing activities	1,896	(1,009)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	35	2,399
Net cash provided by financing activities	35	2,399
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,365)	(55,417)
Cash, cash equivalents, and restricted cash at beginning of period	83,529	201,153
Cash, cash equivalents, and restricted cash at end of period	$70,164	$145,736
Supplemental disclosure
Income taxes paid	$—	$375
Supplemental disclosure of noncash items
Build-to-suit leasehold improvements	$5,428	$1,219
Build-to-suit lease transaction	$—	$8,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Versartis, Inc., or the Company, was incorporated on December 10, 2008 in the State of Delaware. The Company has been an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

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

In June 2018, the Company entered into a merger agreement with Aravive Biologics, Inc. to form a clinical stage, Nasdaq-listed company, based in Houston, Texas, focused on the development of innovative oncology therapeutics. Aravive Biologics is a privately held clinical stage biopharmaceutical company developing novel, highly selective therapies designed to treat serious cancers and certain fibrotic diseases.  Under this merger agreement, Aravive will merge with a wholly owned subsidiary of Versartis in an all-stock transaction. Following the proposed merger, Versartis and Aravive equity holders are each expected to own approximately 50 percent of the combined company. This transaction is expected to close during the second half of 2018, subject to approval by the stockholders of both companies and the satisfaction or waiver of other customary closing conditions.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2018, its results of operations three- and six- month periods ended June 30, 2018, and 2017, cash flows three- and six- months ended June 30, 2018, and 2017.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed on March 6, 2018 with the U.S. Securities and Exchange Commission, or the SEC.

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

The accompanying condensed consolidated financial position as of June 30, 2018 and as of December 31, 2017, and the results of operations and cash flows for the three- and six- month periods ended June 30, 2018 and 2017 include the accounts of Versartis, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company and Versartis GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's consolidated operations.

As of June 30, 2018, the Company had a cash and cash equivalents balance of $67.8 million consisting of cash and cash equivalents in highly liquid U.S. money market funds.  The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan. As a result of the failure of the VELOCITY trial to meet its primary endpoint, the Company has implemented a number of cost-cutting measures, including a reduction in workforce of approximately two-thirds from September 2017.  The Company’s expected cash needs for the foreseeable future have been significantly reduced with the current initiatives and termination of a number of supplier contracts, including

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

commercial contracts with our contract manufacturers. Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2018, the Company had an accumulated deficit of $393.1 million and working capital of $64.4 million. The Company expects to continue to incur losses from costs related to the proposed merger transaction and related administrative activities for the foreseeable future. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, given the failure of the VELOCITY trial to meet its primary endpoint, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 5), the Company was involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment on the condensed consolidated balance sheet for the replacement cost of the Company’s leased portion of the pre-existing building.  The Company records a corresponding build-to-suit lease obligation on its condensed consolidated balance sheets representing the amounts paid by the lessor.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2018 or December 31, 2017.

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

The Company’s financial instruments consist of Level I assets as of June 30, 2018. Level I securities are comprised of highly liquid money market funds.

The Company’s foreign currency derivative contracts have maturities over a 12-month time horizon and is with a counterparty that has a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc. These contracts are reported as Level II assets, however there were none outstanding as of June 30, 2018.

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

The Company estimates preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. In September 2017, the Company announced that the VELOCITY Phase 3 clinical trial of somavaratan in pediatric growth hormone deficiency (GHD) failed to meet its primary endpoint of non-inferiority.  All ongoing clinical trials of somavaratan have concluded and as such, there were no material preclinical and clinical trial accruals as of June 30, 2018.

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

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Expenses
Research and development	$877	$1,501	$1,759	$2,982
General and administrative	1,278	2,157	3,217	4,540
Total	$2,155	$3,658	$4,976	$7,522

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources.  Specifically, the Company includes cumulative foreign currency translation adjustments and net unrealized gains and losses on effective cash flow hedges. There was no difference between net loss and comprehensive loss for all periods presented.

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

In January 2017, the FASB issued, ASU-2017-01, Business Combinations (Topic 805)- Definition of a Business. This guidance clarifies changes to the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, also known as the screen test. If this threshold is met under the screen test, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. In June 2018, the company entered into a proposed merger agreement with Aravive Biologics, Inc., where Aravive will merge with a wholly owned subsidiary of Versartis in an all-stock transaction. Under the agreement, Versartis will acquire Aravive’s net assets under an asset acquisition.  Substantially all of the fair value of the net acquired assets is concentrated in a single identifiable asset or a group of similar identifiable assets, and as such the set of net assets acquired is not deemed to be a business.  The guidance, which has become effective for the Company on January 1, 2018, is expected to have a material impact on the Company’s consolidated financial statements upon close of the proposed merger transaction between Versartis and Aravive as application of the screen test under the new guidance results in the transaction to be accounted for as an asset acquisition.

In November 2016, the FASB issued, ASU-2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash.  This guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows.  The guidance has become effective on a retrospective basis for the

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Company on January 1, 2018. The Company retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a reclassification of restricted cash of $2.4 million to the beginning and ending period balances of cash and cash equivalents at June 30, 2018. The following is a reconciliation of the captions in the consolidated balance sheet to the consolidated statements of cash flows (in thousands):

	As of
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Consolidated Balance Sheets
Cash and cash equivalents	$67,776	$81,146	$143,358	$201,153
Restricted cash (included in other current assets)	2,388	2,383	2,378	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$70,164	$83,529	$145,736	$201,153

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

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective approach or a modified retrospective approach. The Company has adopted the new revenue standard as of January 1, 2018 using a modified retrospective application to each prior reporting period presented. Through June 30, 2018 the Company had no open contracts and previously recorded a cumulative inception to date total of $40.0 million of contract revenues at December 31, 2017 received from Teijin Limited under an exclusive license and supply agreement which was considered substantially complete as of December 31, 2017.  The adoption did not have an effect on the Company’s consolidated financial statements on the adoption date and no adjustment to retained earnings as of January 1, 2018 was required.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2018	2017
Preclinical and clinical (1)	$57	$261
Other	629	301
Total	$686	$562

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2018	2017
Payroll and related	$2,695	$2,058
Preclinical and clinical	82	1,694
Professional services	303	204
Other	154	137
Total	$3,234	$4,093

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2018
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$55,862	$55,862	$—	$—
	$55,862	$55,862	$—	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$62,428	$62,428	$—	$—
	$62,428	$62,428	$—	$—

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

The delivery of the 1020 Space to the Company occurred in April 2017. The 1020 Space lease commenced on August 8, 2017 for a period of 86 months, with one renewal option for a five-year term. The total obligation under this lease for the Company is approximately $18.4 million as of June 30, 2018.

As an inducement to enter the lease, the Landlord provided the Company with an approximately $1.9 million tenant improvement allowance for the 1020 Space. In January 2018, the Company received approximately $1.5 million, or 80% of the tenant improvement allowance. The remaining 20% of $0.4 million was received in May 2018. The Company has provided the Landlord with a letter of credit to secure its obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the balance sheet, which is subject to reductions in future years if certain financial hurdles are met.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Future minimum lease payments under all of the Company’s noncancelable operating and facility leases, as of June 30, 2018, were as follows (in thousands):

Year Ended December 31,
2018	$1,363
2019	2,780
2020	2,854
2021	2,930
2022	3,009
Thereafter	5,449
Total	$18,385

Build-to-Suit

In March 2017, the Company entered into an operating facility lease agreement, as described above, to lease office space located in Menlo Park, California in a building to be constructed by the landlord. The company began occupying the 1020 Space in August 2017. The lease has a term of 86 months from the commencement date as defined in the lease agreement with the Company’s option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $20.0 million over the initial term of the lease.  The obligation under this lease is approximately $18.4 million as of June 30, 2018.  In connection with this lease, the landlord provided a tenant improvement allowance of approximately $1.9 million for the 1020 Space, for costs associated with the design, development and construction of the Company’s improvements. The Company funded all costs incurred in excess of the tenant improvement allowance. As of June 30, 2018, the Company received all of the tenant improvement allowance. The $1.9 million inducement payment received increased the build-to-suit lease obligation to $7.3 million as of June 30, 2018.

Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period.  Accordingly, for accounting purposes, the Company has concluded that they were deemed the owner of the building during the construction period and the Company capitalized approximately $8.8 million within property and equipment and recognized a $7.3 million corresponding build-to-suit obligation in non-current liabilities in the condensed consolidated balance sheet as of June 30, 2018.  Of the $8.8 million, approximately $3.5 million has been recorded as a build-to-suit asset related to construction costs incurred as of June 30, 2018.

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

As of June 30, 2018 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. The amount, timing and likelihood of these payments are unknown as they are dependent on the occurrence of future events that may or may not occur, including approval by the FDA of potential drug candidates.

6. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of June 30, 2018, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 2,355,000.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of June 30, 2018, approximately 4,391,000 shares of common stock were subject to outstanding awards under the 2014 Plan.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In March 2014, the Board and stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective as of March 5, 2014. The Company initially reserved a total of 150,000 shares of common stock for issuance under the ESPP. Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of June 30, 2018, the Company has issued approximately 224,000 shares of common stock under the ESPP.

7. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(9,848)	$(36,597)	$(18,829)	$(66,319)
Weighted-average shares used to compute basic and diluted net loss per share	36,134	35,316	36,010	35,001
Basic and diluted net loss per common share	$(0.27)	$(1.04)	$(0.52)	$(1.89)

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

As part of the Company’s commitment to reduce operating expenses and preserve cash, the Company eliminated additional positions effective May and June 2018. The reduction included a total of 14 employees, which represented approximately 59% of its workforce as of June 26, 2018, the date affected employees were notified. Pursuant to the Plan, affected employees received certain severance benefits. For the period ended June 30, 2018, the Company incurred a one-time severance-related charge totaling approximately $3.5 million, of which $1.2 million is included within general and administrative expenses and $2.3 million is included within research and development expenses.

9. Merger & Acquisition

Pending Acquisition of Aravive Biologics, Inc.

On June 3, 2018, we entered into an Agreement and Plan of Merger and Reorganization, or the Agreement, by and among Versartis, Inc., a Delaware corporation (“Parent”), Velo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and Aravive Biologics, Inc., a Delaware corporation (the “Company”). Under the Agreement, Aravive will merge with a wholly owned subsidiary of Versartis in an all-stock transaction. The transaction will result in a clinical stage, Nasdaq-listed company, based in Houston, Texas, focused on the development of innovative oncology therapeutics.

VERSARTIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The Agreement contains certain termination rights for us and Aravive, and further provides that, upon termination of the Agreement under certain specified circumstances, Versartis or Aravie would be obligated to pay Aravive or Versartis a termination fee of $2.5 million.

Following the proposed merger, Versartis and Aravive equity holders are each expected to own approximately 50 percent of the combined company. The transaction has been unanimously approved by the boards of directors of both companies. The transaction is expected to close during the second half of 2018, subject to approval by the stockholders of both companies and the satisfaction or waiver of other customary closing conditions.

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

Overview

Versartis, Inc. (the “Company” “We” or “Our”) has been an endocrine-focused biopharmaceutical company that was developing a novel long-acting form of recombinant human growth hormone, somavaratan (VRS-317), for growth hormone deficiency, or GHD, an orphan disease.

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

In May and June 2018, as part of our commitment to reduce costs and preserve cash, we terminated an additional number of positions to further reduce our operating expenses as we evaluated possible strategic transactions.

In June 2018, the Company entered into a merger agreement with Aravive Biologics, Inc. to form a clinical stage, Nasdaq-listed company, based in Houston, Texas, focused on the development of innovative oncology therapeutics. Aravive Biologics is a privately held clinical stage biopharmaceutical company developing novel, highly selective therapies designed to treat serious cancers and certain fibrotic diseases.  Under this merger agreement, Aravive will merge with a wholly owned subsidiary of Versartis in an all-stock transaction. Following the proposed merger, Versartis and Aravive equity holders are each expected to own approximately 50 percent of the combined company. This transaction is expected to close during the second half of 2018, subject to approval by the stockholders of both companies and the satisfaction or waiver of other customary closing conditions.

Financial overview

Revenue

We have never generated net income from operations on an annual basis, and, as of June 30, 2018, we had an accumulated deficit of $393.1 million, primarily as a result of research and development and general and administrative expenses. We have never earned revenue from commercial sales of any of our product candidates. In August 2016, we entered into an exclusive license and supply agreement with Teijin, a pharmaceutical company based in Japan, pursuant to which we granted to Teijin an exclusive license to develop, use, sell, offer for sale, import, and otherwise commercialize, in Japan, any pharmaceutical product incorporating somavaratan.  In exchange for such rights, we received a nonrefundable upfront payment of $40.0 million in 2016.  We recognized the $40.0 million as contract revenue in Q4 2017 upon termination of the agreement in January 2018 as our obligations under the agreement were substantively complete at December 31, 2017.

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

Since the results of our Phase 3 VELOCITY trial in 2017, we have restructured our Company to reduce costs, which included a substantial reduction in our workforce.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 6, 2018 with the Securities Exchange Commission, or the SEC. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report on Form 10-K.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2018	2017			2018	2017
Operating expenses:
Research and development	$3,438	$28,618	(25,180)	-88%	$7,038	$50,622	$(43,584)	-86%
General and administrative	6,003	7,572	(1,569)	-21%	10,920	15,228	(4,308)	-28%
Loss from operations	(9,441)	(36,190)	(26,749)	-74%	(17,958)	(65,850)	(47,892)	-73%
Interest income	249	242	7	3%	442	441	1	-1%
Other income (expense), net	(656)	(521)	135	26%	(1,313)	(782)	531	68%
Net loss before provision for income taxes	(9,848)	(36,469)	(26,621)	-73%	(18,829)	(66,191)	(47,362)	-72%
Provision for income taxes	—	128	(128)	NM	—	128	(128)	NM
Net loss	$(9,848)	$(36,597)	$(26,749)	-73%	$(18,829)	$(66,319)	$(47,490)	-72%

Research and development expense

Research and development expense decreased $25.2 million, or 88%, to $3.4 million for the three months ended June 30, 2018 from $28.6 million for the same period in 2017.  For the six months ended June 30, 2018 research and development expense decreased $43.6 million or 86%, to $7.0 million from $50.6 million for the same period in 2017.  The decrease in research and development expense was primarily due to the termination of clinical and manufacturing related contracts that supported the company’s Phase 3 clinical trials for somavaratan following the Phase 3 VELOCITY trial failing to meet its primary endpoint, as well as a substantial reduction in our workforce.

General and administrative expense

General and administrative expense decreased $1.6 million, or 21%, to $6.0 million for the three months ended June 30, 2018 from $7.6 million for the same period in 2017.   For the six months ended June 30, 2018 general and administrative expense decreased $4.3 million or 28%, to $10.9 million from $15.2 million for the same period in 2017.The decrease was attributable to the reduction in workforce and our continued efforts to reduce consulting and professional services expenses following the Phase 3 VELOCITY trial failing to meet its primary endpoint, partially offset by an increase in professional services attributable to our proposed merger transaction with Aravive Biologics.

Other income (expense), net

Other income (expense), increased $0.1 million to $0.6 million of other expense for the three months ended June 30, 2018 from other expense of $0.5 million for the same period in 2017.  This increase was primarily due to interest charges related to our build-to-suite lease obligation.

Liquidity and capital resources

Since our inception and through June 30, 2018, we have financed our operations through private placements of our equity securities, debt financing and our initial public offering in 2014 and, more recently, additional common stock offerings in January 2015 and October and November of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At June 30, 2018, we had cash and cash equivalents of $67.8 million, a majority of which is invested in money market funds at several highly rated financial institutions.

While we assess and identify future opportunities to diversify our pipeline, we will need to obtain additional financing to build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, such as a strategic transaction. Although management has been successful in raising capital in the past, most recently $59.1 million in October and November 2016, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and cost of any future potential clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture on a larger scale;
•	the costs of commercialization activities if any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of potential development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months
	June 30,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(15,296)	$(56,805)
Investing activities	1,896	(1,009)
Financing activities	35	2,399
Net increase (decrease) in cash and cash equivalents	$(13,365)	$(55,415)

Cash used in operating activities

Net cash used in operating activities was $15.3 million and $56.8 million in the six months ended June 30, 2018 and 2017, respectively. Cash used in operating activities in 2017 is primarily attributable to the use of funds in our operations related to the development of our product candidates. Cash used in operating activities in 2018 decreased compared to 2017 due to the termination of a number of supplier contracts, including commercial contracts with contract manufacturers as a result of the failure of the Phase 3 VELOCITY trial to meet its primary endpoint.

Cash used in investing activities

Net cash provided by and used in investing activities was $1.9 million and $1.0 million in the six months ended June 30, 2018 and 2017, respectively. Cash provided by investing activities in 2018, primarily relates to inducement payments received from the Landlord of our leased facility in Menlo Park, California, located at 1020 Marsh Road. Cash used in investing activities in 2017 is primarily due to a letter of credit associated with our facility at 1020 Marsh Road, for which we commenced this lease in March 2017.

Cash provided by financing activities

Net cash provided by financing activities was $.03 million and $2.4 million in the six months ended June 30, 2018 and 2017, respectively. Cash provided by financing activities consisted of proceeds from issuance of common stock in connection with employee benefit plans.

As of June 30, 2018, we had cash and cash equivalents of approximately $67.8 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our current business plan.

Contractual obligations and commitments

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2018, we had cash and cash equivalents of $67.8 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2018  was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective at June 30, 2018 .

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 , and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger between the Company and Aravie, Inc.

If the merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed transaction with Aravive, or at all, and we may be unable to reestablish an operating business. Our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

To date, our current assets consist primarily of cash, cash equivalents and marketable securities, our listing on the Nasdaq Global Select Market and the Merger Agreement with Aravive. While we have entered into the Merger Agreement with Aravive, the closing of the merger with Aravive may be delayed or may not occur at all and there can be no assurance that the merger will deliver the anticipated benefits we expect or enhance shareholder value. If we are unable to consummate the merger with Aravive, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed merger with Aravive. Attempting to complete an alternative transaction will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue operations or decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations and fees and expenses related to the merger. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

Risks related to the development and commercialization of our product candidate

We are in the process of evaluating strategic alternatives and assessing our clinical programs following the failure of the Phase 3 clinical trial for our only product candidate, somavaratan, to meet its primary endpoint.

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is somavaratan, a novel, long-acting recombinant human growth hormone. In September 2017, we announced that the Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. As a result, management is in the process of evaluating the Company’s future direction, including whether we will continue to seek the development, regulatory approval and commercialization of somavaratan in the future, or pursue an alternative course of action, including the possible consummation of a strategic transaction. There is no guarantee that we will be successful in any pursuit of strategic alternatives, or that any alternative course of action will lead to the success of our business. If we do continue our efforts to develop and commercialize somavaratan in the future, we may not be successful.

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

In September 2017, we announced that our Phase 3 clinical trial failed to meet its primary endpoint, and we do not know whether we will conduct future clinical trials to continue our efforts to obtain approval for somavaratan. If we were to conduct future clinical trials, we would anticipate seeking regulatory approval for somavaratan in the United States, Europe, Japan and Canada for treatment of pediatric GHD patients. It is possible that the FDA, the EMA, the PMDA or Health Canada may not consider the results of our clinical trials to be sufficient for approval of somavaratan for this indication. In general, the FDA suggests that sponsors complete two adequate and well-controlled clinical studies to demonstrate effectiveness because a conclusion based on two persuasive studies will be more compelling than a conclusion based on a single study. Even if we achieve favorable results in a future Phase 3 clinical trial, and considering that somavaratan is a new molecular entity, the FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We do not have any products approved for sale, and to date we have focused principally on developing our only product candidate, somavaratan. The Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products on the market. Although we have taken steps to reduce and control our costs following the failure of our Phase 3 clinical trial to meet its primary endpoint, we continue to incur research and development and general and administrative expenses related to our operations.  In addition, we are exploring a range of alternatives to enhance stockholder value, including a potential strategic transaction, which could impact our cash needs that cannot be determined at this time. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2018, we had an accumulated deficit of $393.1 million.

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that somavaratan or any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform additional studies in the future . Even if we are able to complete the development and regulatory process for somavaratan or any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

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

The completion of the development and the potential commercialization of somavaratan and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2018, we had approximately $67.8 million in cash and cash equivalents, which includes $59.1 million in net proceeds we received from our public offering in October and November 2016. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not independently conduct clinical studies of our lead product candidate, somavaratan. We historically have relied on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform this function. For example, we relied on ResearchPoint Global to oversee and manage our VISTA study and global Phase 3 pediatric trial of somavaratan, and we may rely on these or similar organizations in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also may rely on other third parties to store and distribute supplies for our clinical studies. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on third-party contract manufacturing organizations to manufacture and supply our product candidates. If our manufacturers and suppliers fail to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new supplier or manufacturer. We may also face delays in the development and commercialization of our product candidates.

We have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we historically have relied on third-party contract manufacturing organizations to manufacture and supply drug product for our clinical studies of somavaratan and our autoinjector device. The manufacture of pharmaceutical and medical device products in compliance with the cGMP and Quality System (QS) regulations and guidance from various regulatory authorities requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP/QS requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

We are highly dependent on our chief executive officer and the other principal members of our executive team, some of whom joined our company prior to May 2015, when our current chief executive officer began serving in that role. The loss of the services of any of these people or instability in our executive team, which may be more likely due to the failure of our  Phase 3 clinical trial to meet its primary endpoint, could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. Following the failure of our Phase 3 clinical trial to meet its primary endpoint, key employees have left and may leave the Company, and we may not have the resources to hire, or we may choose not to replace additional personnel. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our corporate headquarters are located in California and certain clinical sites for our product candidate, operations of our existing and future partners are or may be located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant partners, suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural or manmade disaster.

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

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are ongoing regarding  the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including laws that could impact our ability to obtain approval of our products or sell our products in the United Kingdom. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the ACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be additional changes made to the ACA, whether to certain provisions or its entirety. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through July 31, 2018 the reported sale price of our common stock has fluctuated between $1.38 and $23.46 per share. Since the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price has declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of July 31, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 21.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

VERSARTIS, INC.
(Registrant)

Date: August 8, 2018	/s/ Jay P. Shepard
Jay P. Shepard Chief Executive Officer (Principal Executive and Financial Officer)