Form 10-K/A
period 2018-12-31
Aravive, Inc.
filed 2019-04-30
CIK 1513818

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $59,763,689.

The number of shares of registrant’s common stock outstanding as of April 29, 2019 was 11,276,500.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission File Number 001-36361), or the 2018 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 15, 2019. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2019 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2018 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2018 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 15, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2018 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On October 12, 2018, we, then known as Versartis, Inc. and Aravive Biologics, Inc. or Private Aravive completed a merger and reorganization, or the Merger, pursuant to which Private Aravive survived as our wholly owned subsidiary.  In connection with the completion of the Merger, on October 15, 2018, we changed our name from Versartis, Inc.  to “Aravive, Inc.” and on October 16, 2018, we effected a reverse split of our common stock at a ratio of 1-for-6 or the Reverse Split.  On October 16, 2018, our common stock began trading on the Nasdaq Global Select Market under the symbol “ARAV.” Unless otherwise stated, all share and per share amounts for all periods presented in this Amendment have been adjusted to reflect the Reverse Split.

Immediately after the effective time of the Merger, Jay P. Shepard remained as our President and Chief Executive Officer and resigned as our principal financial officer and Mr. Vinay Shah was appointed as our Chief Financial Officer. At the effective time of the Merger, the size of the board of directors was set at seven, and Amato Giaccia, Ph.D., Robert E. Hoffman, Raymond Tabibiazar, M.D. and Eric Zhang were appointed directors, while Srinivas Akkaraju, M.D., Ph.D., Shahzad Malik, M.D. and Jay P. Shepard remained on the board of directors, each director to hold office in accordance with our certificate of incorporation and bylaws and until his successor is duly elected and qualified or until his earlier death, resignation or removal.

The following table sets forth information concerning our directors and executive officers, including their ages as of April 26, 2019. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Jay P. Shepard (1)	61	President, Chief Executive Officer and Director
Vinay Shah (2)	56	Chief Financial Officer
Gail McIntyre, Ph.D.(3)	56	Chief Scientific Officer
Srinivas Akkaraju, M.D., Ph.D.	51	Director
Amato Giaccia, Ph.D.	60	Director
Robert E. Hoffman	53	Director
Shahzad Malik, M.D.	52	Director
Raymond Tabibiazar , M.D.	48	Director
Eric Zhang	37	Director

(1)	Mr. Shepard has served as our President and Chief Executive Officer since May 2015.
(2)	Mr. Shah has served as our Chief Financial Officer since October 2018.
(3)	Dr. McIntrye has served as our Chief Scientific Officer since February 2019.

Jay P. Shepard, President, Chief Executive Officer and Director

Mr. Shepard has served as our President and Chief Executive Officer since May 2015 and as a member of the board of directors since December 2013.  From December 2013 to May 2015, Mr. Shepard also served as the chairman of the board of directors. Until May 2015, Mr. Shepard was an Executive Partner at Sofinnova Ventures, or Sofinnova, a venture capital firm focused on the healthcare industry, which he joined as an Executive in Residence in 2008. Mr. Shepard previously served as President and Chief Executive Officer and was a member of the board of directors of NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company developing and commercializing unique pediatric products utilizing proprietary drug delivery technology that was acquired by Pfizer, Inc. in November 2012, from January 2010 to November 2012. From December 2005 to October 2007, Mr. Shepard served as President and Chief Executive Officer and a member of the board of directors of Ilypsa, Inc., a biopharmaceutical company pioneering novel non-absorbed polymeric drugs for renal and metabolic disorders that was acquired by Amgen in July 2007. Mr. Shepard has served on the boards of directors of numerous public and private companies, including Ilypsa, Inc., Relypsa, Inc., Intermune, Inc., Bullet Biotechnology, Inc., Marinus Pharmaceuticals, Inc., and Durect Corporation. Currently, Mr. Shepard serves on the board of directors of Esperion Therapeutics, Inc., a pharmaceutical company, and of the Christopher & Dana Reeve Foundation. Mr. Shepard holds a B.S. in Business Administration from the University of Arizona.

We believe Mr. Shepard is able to make valuable contributions to the board of directors due to his extensive knowledge of the biopharmaceutical industry and his prior and current experience as an executive officer.

Vinay Shah, Chief Financial Officer

Mr. Shah has served as our Chief Financial Officer since the Merger was completed on October 12, 2018.  Mr. Shah also served as the Chief Financial Officer of Private Aravive since 2010, initially as a consultant and from 2017 as an employee. Mr. Shah brings more than 18 years of financial management experience in the medical device and biopharmaceutical industries to our company. From 2008 until 2016, he served in various positions at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, including Executive Director of Finance and Executive Director of Strategy Analytics, initially as a consultant and since 2010 as an employee. Before Pacira Pharmaceuticals Inc., Mr. Shah worked for Cardinal Health’s medical device group in various finance management positions. The group was subsequently consolidated and spun off as CareFusion and then sold to Becton, Dickinson and Company. His prior work experience includes positions at Pricewaterhouse Coopers LLP or PwC and KPMG in India and the Middle East. Mr. Shah received a Bachelor of Commerce degree from Ranchi University in India.  He is a Chartered Accountant from the Institute of Chartered Accountants in India and has an MBA from W.P. Carey School of Business at Arizona State University.

Gail Mclntyre, Ph.D., Chief Scientific Officer

Dr. McIntrye has served as our Chief Scientific Officer since February 12, 2019.  Dr. McIntyre also served as our Senior Vice President of Research and Development from October 2018 until February 2019 and served as Private Aravive’s Senior Vice President of Research and Development from January 2017 to October 2018 and a consultant to Private Aravive from August 2016 until January 2017. Dr. McIntyre also served as a principal at IntelliDev Consulting, LLC providing consulting services to several biotechnology companies from January 2014 to January 2017, and served as VP of Development for Meryx, Inc. from January 2014 until January 2016. Dr. McIntyre held the position of Senior Vice President of Research at Furiex Pharmaceuticals, Inc. from April 2010 until December 2014 and served as head of Pharmaceutical Product Development LLC’s compound partnering business for eight years prior to that. Dr. McIntyre is a board certified toxicologist. Her experience covers multiple therapeutic areas including oncology (including immune-oncology), infectious diseases, central nervous system, gastrointestinal, and metabolic/endocrine as well as various therapies including small drugs, treatment vaccines, antibodies, immunoconjugates and peptide mimetics. Dr. McIntyre is also board certified in Clinical Pathology (hematology and clinical chemistry) by the American Society of Clinical Pathology. Dr. McIntyre received her B.A. in Biology from Merrimack College. She earned M.S. and Ph.D. degrees in Biochemistry and Biophysics from the University of North Carolina at Chapel Hill.

Srinivas Akkaraju, M.D., Ph.D., Director

Dr. Akkaraju has served as a member of the board of directors since July 2013. Dr. Akkaraju previously served as a member of the board of directors from February 2011 to February 2013. Since June 2016, Dr. Akkaraju has been a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital LP. From February 2016 until June 2016, Dr. Akkaraju was a Senior Advisor of Sofinnova Ventures. From April 2013 to February 2016, Dr. Akkaraju served as a Managing General Partner at Sofinnova Ventures. Prior to joining Sofinnova, Dr. Akkaraju was a Managing Director at New Leaf Venture Partners, or New Leaf, from January 2009 to April 2013. From September 2006 to December 2008, Dr. Akkaraju served as a managing director at Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, or JPMP, a private equity division of JPMorgan Chase & Co. From April 2001 to September 2006, Dr. Akkaraju was a part of the health care investment team at JPMP, most recently as Partner. Dr. Akkaraju has served on the boards of directors of numerous public and private companies, including Synageva BioPharma Corp., Barrier Therapeutics, Inc. aTyr Pharma, Inc., ZS Pharma, Inc. and EyeTech Pharmaceuticals Inc., all of which are or were publicly traded biotechnology companies, and Amarin Corporation plc, a foreign publicly traded biotechnology company, and currently serves on the boards of directors of Intercept Pharmaceuticals, Inc., Syros Pharmaceuticals, Inc., Principia Biopharma Inc. and Seattle Genetics, Inc, all of which are publicly traded companies. Dr. Akkaraju holds a B.A. in Biochemistry and Computer Science from Rice University and an M.D. and Ph.D. in Immunology from Stanford University School of Medicine.

We believe that Dr. Akkaraju is able to make valuable contributions to the board of directors due to his experience investing in and serving as a director for companies in the biotechnology and healthcare industries.

Amato Giaccia, Ph.D., Director

Dr. Giaccia has served as a member of the board of directors since the Merger was completed on October 12, 2018.  Prior to the closing date of the Merger, he also served as a member of the board of directors of Private Aravive from August 2010 to October 2018 and as Acting Chief Scientific Officer of Private Aravive from January 2017 until the Merger was completed on October 12, 2018. Dr. Giaccia also served as Professor of Radiation Oncology, Associate Chair for Research & Director of the Division of Radiation & Cancer Biology in the Department of Radiation Oncology at Stanford University School of Medicine, a position he has held since 2011 and has been a Director of Oxford Institute of Radiation Oncology since January 2019.  He is also the Associate Director for Basic Science and leader of the Radiation Biology Program in Stanford Cancer Institute. He has also served as the Director of the Cancer Biology Interdisciplinary Graduate Program and is currently the “Jack, Lulu and Sam Willson Professor in Cancer Biology” in the Stanford University School of Medicine. He received his Ph.D. from the University of Pennsylvania.

We believe that Dr. Giaccia is able to make valuable contributions to the board of directors due to his extensive scientific and medical knowledge and experience and his familiarity with Aravive’s technology as the leader of the laboratory in which it originated.

Robert E. Hoffman, Director

Mr. Hoffman has served as a member of the board of directors since the Merger was completed on October 12, 2018. Since April 2017, Mr. Hoffman has served as Chief Financial Officer and Senior Vice President, Finance at Heron Therapeutics, Inc., a biotechnology company. From September 2016 to April 2017, Mr. Hoffman served as Executive Vice President and Chief Financial Officer of Innovus Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Innovus Pharmaceuticals, Inc., Mr. Hoffman served as Chief Financial Officer of AnaptysBio, Inc., a biopharmaceutical company, from 2015 until 2016. In 1997, he was part of the founding management team of Arena Pharmaceuticals, Inc., a biopharmaceutical company, ultimately serving as Senior Vice President, Finance and Chief Financial Officer until March 2011, and then again from August 2011 until July 2015. From March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer of Polaris Group, a biopharmaceutical company. Mr. Hoffman is a member of the board of directors of Kura Oncology, Inc., a biopharmaceutical company, DelMar Pharmaceuticals, Inc., a biopharmaceutical company and ASLAN Pharmaceuticals, Inc., a biotechnology company. Previously, Mr. Hoffman was a member of the board of directors of Combimatrix Corporation, a molecular diagnostics company, from July 2013 to November 2017, and MabVax Therapeutics Holdings, Inc., a biopharmaceutical company, from September 2014 to June 2017. He also is a member of the Financial Accounting Standards Board’s Small Business Advisory Committee and is a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman received his B.B.A. from St. Bonaventure University and is licensed as a C.P.A. (inactive) in the State of California.

We believe Mr. Hoffman is able to make valuable contributions to the board of directors due to his vast experience in finance and accounting and is qualified as a result of his general business experience and his status as an audit committee financial expert.

Shahzad Malik, M.D., Director

Dr. Malik has served as a member of the board of directors since February 2011. Dr. Malik is currently a General Partner at Advent Life Sciences, a venture capital firm focused on market-leading life sciences businesses, which he joined in April 1999. Dr. Malik is a member of the board of directors of Interim Therapeutics Ltd and has served on the board of directors of numerous public and private companies, including Agenus Inc. from March 2014 to June 2017, Axonics Modulation Technologies, Inc. from December 2015 to April 2019, and Conatus Pharmaceuticals Inc. from February 2009 to May 2016.  Dr. Malik holds an M.A. in Physiological Sciences from Oxford University and an M.D. from Cambridge University.

We believe Dr. Malik is able to make valuable contributions to the board of directors due to his experience investing in and serving as a director for companies in the life sciences industry.

Raymond Tabibiazar, M.D., Director

Dr. Tabibiazar has served as a member of the board of directors since the Merger was completed on October 12, 2018. Dr. Tabibiazar is Private Aravive’s founder and served as the Chairman of Private Aravive’s board of directors and as Private Aravive’s President and Chief Executive Officer from its inception in 2007 to April 2017 and as Executive Chairman since May 2017. In addition to his role at Private Aravive, since April 2010 Dr. Tabibiazar also is the Managing Director of 525 Ventures, a life sciences strategic consulting company working with both public and private biopharmaceutical firms. Dr. Tabibiazar also served from October 2018 until April 2019 as Senior Vice President of Twist Bioscience, Inc., a Nasdaq-listed public company that manufactures synthetic DNA for clients in the biotechnology industry and from January 2016 until October 2018 as an advisor to Twist Bioscience, Inc. Prior to founding Private Aravive, Dr. Tabibiazar was a Venture Partner at Bay City Capital LLC, a large venture capital firm in the Bay Area. Prior to that, Dr. Tabibiazar served as the Chief Scientific Officer of Aviir, Inc., a molecular diagnostic company, as well as Vice President of Translational Research of VIA Pharmaceuticals, Inc., a cardiometabolic therapeutic company. Before moving to industry, Dr. Tabibiazar was a practicing cardiologist and an adjunct clinical instructor in medicine at Stanford University. Dr. Tabibiazar received his medical degree from Harvard Medical School and trained as an internist and cardiologist at Stanford University, while also receiving finance education at Stanford Business School. Dr. Tabibiazar received board certifications in Internal Medicine, Cardiovascular Medicine, Nuclear Medicine, and Cardiovascular Imaging.

We believe that Dr. Tabibiazar is able to make valuable contributions to the board of directors due to his clinical and leadership experience in the healthcare and pharmaceutical industries.

Eric Zhang, Director

Mr. Zhang has served as a member of the board of directors since the Merger was completed on October 12, 2018.  Prior to the closing date of the Merger, he also served as a member of the board of directors of Private Aravive from June 2016 to October 2018. Mr. Zhang is the Managing Partner of New Era Technologies Management Ltd., a company he founded in 2016, which is a multi-strategy investor in biotechnology and applied physical sciences companies. From 2013 until 2016, when he founded New Era Technologies Management Ltd, Mr. Zhang was the manager of his family office investments. Mr. Zhang joined J.P. Morgan’s China Investment Banking team in Hong Kong in 2006. In the subsequent seven years, Mr. Zhang worked for Macquarie Capital and Barclays Capital in Hong Kong, responsible for covering clients in the healthcare and technology sectors in the Greater China region. Mr. Zhang received a Bachelor of Commerce and BA in Economics from Queen’s University in Kingston, Canada.

We believe that Mr. Zhang is able to make valuable contributions to the board of directors due to his extensive experience as an investor in and director of our company and other biotechnology companies.

TERM AND NUMBER OF DIRECTORS

The board of directors currently consists of seven (7) directors and is divided into three classes. Each class serves for a term of three years, with the terms of office of the respective classes expiring in successive years. Directors in Class I will stand for election at the 2021 meeting of stockholders, directors in Class II will stand for election at the 2019 Annual Meeting and directors in Class III will stand for election at the 2020 annual meeting of stockholders.

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

Information Regarding the Board of Directors and Corporate Governance

Independence of the Board of Directors

Our common stock is listed on the Nasdaq Global Select Market or the Nasdaq. Under the Nasdaq listing standards, independent directors must comprise a majority of a listed company’s board of directors and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Shepard, due to his position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Malik, Dr. Tabibiazar and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq.

In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director, and the transactions involving them described in Item 13 of this Amendment “Certain Relationships and Related-Party Transactions, Director Independence.”

INFORMATION REGARDING COMMITTEES OF THE Board of Directors

The board of directors has the authority to appoint committees to perform certain management and administration functions. As disclosed above, the board of directors has established an Audit Committee, a Compensation Committee and Nominating and Corporate Governance Committee. The board of directors may establish other committees to facilitate the management of our company’s business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the board of directors.

All of the committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq, and SEC, rules and regulations as further described below. The charters for each of these committees are available on our website at www.aravive.com. Information contained on or accessible through our website is not a part of this Amendment and the inclusion of such website address in this Amendment is an inactive textual reference only.

Committees of the Board of Directors

The table set forth below shows the directors who are currently members or Chairman of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  From time to time, the board of directors may also establish ad hoc committees to address particular matters.

Name	Audit	Compensation	Nominating and Corporate Governance
Jay P. Shepard
Srinivas Akkaraju, M.D., Ph.D.*	X		X
Amato Giaccia, Ph.D.			X**
Robert E. Hoffman	X**	X	X
Shahzad Malik, M.D.		X**
Raymond Tabibiazar, M.D.		X
Eric Zhang	X

*	Dr. Akkaraju serves as the Chairman of the board of directors
**	Committee Chairman

Below is a description of each committee of the board of directors.

Audit Committee

Messrs. Hoffman and Zhang and Dr. Akkaraju currently serve as members of the Audit Committee. The board of directors has determined that Messrs. Hoffman and Zhang and Dr. Akkaraju are each “independent” in accordance with the Nasdaq definition of independence and that Mr. Hoffman is an “audit committee financial expert”, as defined by the SEC regulations, and each has the related financial management expertise within the meaning of the Nasdaq rules. All members of the Audit Committee are “financially literate” under the applicable rules and regulations of the SEC and Nasdaq.

The primary purpose of the Audit Committee is to act on behalf of the board of directors in fulfilling the board of directors’ oversight responsibilities with respect to our corporate accounting and financial reporting processes, systems of internal control over financial reporting and audits of financial statements, as well as the quality and integrity of our financial statements and reports and the qualifications, independence and performance of the registered public accounting firm or firms engaged as our independent outside auditors for the purpose of preparing or issuing an audit report or performing audit services. Specific responsibilities of the Audit Committee include:

•	evaluating the performance of and assessing the qualifications of the independent auditors;

•	determining and approving the engagement of the independent auditors;

•	determining whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	reviewing and approving the retention of the independent auditors to perform any proposed permissible non-audit services;

•	monitoring the rotation of partners of the independent auditors on our audit engagement team as required by law;

•	reviewing and approving or rejecting transactions between us and any related persons;

•	conferring with management and the independent auditors regarding the effectiveness of internal controls over financial reporting;

•

establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	meeting to review our annual audited financial statements and quarterly financial statements with management and the independent auditor.

The Audit Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.aravive.com. The charter describes in more detail the nature and scope of responsibilities of the Audit Committee.

Compensation Committee

Mr. Hoffman and Drs. Malik and Tabibiazar currently serve as members of the Compensation Committee, each of whom is deemed to be independent in accordance with the Nasdaq definition of independence and who are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act.  Members of the Compensation Committee must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

The primary purpose of the Compensation Committee is to discharge the responsibilities of the board of directors to oversee compensation policies, plans and programs and to review and determine the compensation to be paid to the executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include:

•

reviewing and approving, or recommending that the independent members of the board of directors approve, goals and objectives relevant to the compensation of executive officers, and evaluating performance in light of such goals and objectives, including reviewing and approving employment, severance, change in control provisions and other compensatory arrangements;

•	reviewing and approving the compensation of the directors;

•	overseeing the administration of equity incentive plans and approve grants and awards;

•	reviewing and making recommendations to the board of directors regarding the adoption, amendment and termination of our equity incentive plans;

•	assessing the independence of independent compensation consultants, legal counsel or other advisors to the committee, before retaining them;

•

reviewing and discussing with management our disclosures regarding compensation for use in any annual reports on Form 10-K, registration statements or proxy statements, to the extent required by law or Nasdaq listing requirements;

•	preparing and reviewing the Compensation Committee report on executive compensation included in our annual proxy statement, to the extent required by law and Nasdaq listing requirements;

•	investigating any matter brought to the attention of the Compensation Committee within the scope of its duties, if in the judgment of the Compensation Committee, such investigation is appropriate; and

•	reviewing and evaluating the performance of the Compensation Committee and the adequacy of its charter.

The Compensation Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.aravive.com. The charter describes in more detail the nature and scope of responsibilities of the Compensation Committee.

Nominating and Corporate Governance Committee

Drs. Akkaraju and Giaccia and Mr. Hoffman currently serve as members of the Nominating and Corporate Governance Committee, each of whom is deemed to be independent in accordance with the Nasdaq definition of independence. Specific responsibilities of the Nominating and Corporate Governance Committee include:

•	identifying, evaluating and recommending to the board of directors, candidates for election to the board, and making recommendations regarding re-election of incumbent directors;

•

considering recommendations and proposals submitted by stockholders in respect of board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the board in respect of such stockholder recommendations and proposals;

•	identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the board of directors,

•	assessing the performance of the board of directors; and

•

developing, recommending to the board of directors and reviewing corporate governance principles, and periodically reviewing such principles, our code of business conduct and other governance principles and making recommendations to the board of directors in respect thereof.

The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the board of directors, which is available on our website at www.aravive.com. The charter describes in more detail the nature and scope of responsibilities of the Nominating and Corporate Governance Committee.

Changes to Procedures for Recommending Nominees to the Board of Directors.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To  our knowledge, based solely on a review of the copies of such reports furnished to  us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Conduct

We have adopted a code of conduct that applies to all officers, directors and employees, including those officers responsible for financial reporting. The full text of the code of conduct is posted on our website at www.aravive.com.  If we make any substantive amendments to the code of conduct or grant any waiver from a provision of the code of conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by our Named Executive Officers, for the fiscal years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE FOR FISCAL 2018

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jay P. Shepard President and Chief Executive Officer	2018	$540,264	$270,000	$—	$—	$—	$8,024	$818,288
	2017	$541,298	—	$2,037,360	$1,392,069	$94,500	$5,570	$4,070,797
Vinay Shah(5)
Chief Financial Officer	2018	$60,017	$50,985	$—	$—	$—	$1,006	$112,008

Tracy Woody(6)	2018	$351,722	$182,500	—	—	—	$271,881	$806,103
Former Chief Commercial Officer	2017	$284,646	$—	$1,319,560	$1,353,730	$39,760	$209,491	$3,207,187

Paul Westberg(7)	2018	$362,595	$183,000	$—	$—	$—	$261,518	$807,113
Former Chief Business Officer	2017	$366,972	$—	$761,338	$385,533	$51,240	$2,210	$1,567,293

(1)

These amounts for Mr. Shepard, Ms. Woody and Mr. Westberg represent cash retention bonuses as awarded by the board of directors. The bonus for Mr. Shah was a merit bonus for performance in 2018, that was paid in the first quarter of 2019.

(2)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 2 and Note 10 to our financial statements included in the 2018 Annual Report on Form 10-K.

(3)

Amounts reported in the non-equity incentive compensation plan column represent awards earned based on the achievement of company goals for the fiscal year presented as determined by the Compensation Committee of the board of directors.

(4)

All other compensation is comprised of life insurance payments made by us and severance benefits provided to Ms. Woody and Mr. Westberg. In the case of Ms. Woody, this includes a lump sum severance payment of $270,297, which was equivalent to six months of her base salary and 150% of the cost of her monthly insurance premiums for group health insurance as in effect at November 2018 multiplied by 12 months and $207,708 in relocation costs incurred in accordance with her employment offer letter in 2017. In the case of Mr. Westberg, this includes a lump sum severance payment of $259,086, which was equivalent to six months of his base salary and 150% of the cost of his monthly insurance premiums for group health insurance as in effect at November 2018 multiplied by 12 months.

(5)

Mr. Shah became our Chief Financial Officer on October 12, 2018, when the Merger was completed. The Summary Compensation Table does not include the following compensation (i) salary of $195,119 paid to Mr. Shah by Private Aravive for services performed by Mr. Shah as Chief Financial Officer of Private Aravive during 2018 and (ii) $24,500, which is the grant fair value of stock options awarded to Mr. Shah by Private Aravive for services performed by Mr. Shah as Chief Financial Officer of Private Aravive during 2018.  Mr. Shah’s bonus was a merit bonus for 2018 performance and was paid in the first quarter of 2019.

(6)

Ms. Woody joined our company in March 2017 and ceased to be our Chief Commercial Officer on October 12, 2018, when the Merger was completed, however, she remained as an employee until November 9, 2018.

(7)

Mr. Westberg joined our company in September 2017 and ceased to be our Chief Business Officer on October 12, 2018, when the Merger was completed, however, he remained an employee until November 9, 2018 and is currently a consultant to us.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Offer Letters

We or Private Aravive have entered into employment offer letters with each of our Named Executive Officers. The offer letters provide for “at will” employment and set forth the terms and conditions of employment, including annual base salary, target bonus opportunity, equity compensation, severance benefits and eligibility to participate in our employee benefit plans and programs. Our Named Executive Officers were each required to execute our standard proprietary information and inventions agreement. The material terms of these employment offer letters are summarized below. These summaries are qualified in their entirety by reference to the actual text of the offer letters, which are filed as exhibits to the 2018 Annual Report on Form 10-K.

Jay P. Shepard

We entered into an employment offer letter with Mr. Shepard, our President and Chief Executive Officer, on May 12, 2015.

On January 27, 2017, the Compensation Committee increased Mr. Shepard’s annual base salary to $540,000, with an annual target bonus of 50% of that base salary, based upon the achievement of performance criteria established by the board of directors. Also on January 27, 2017, the Compensation Committee granted Mr. Shepard an option to purchase 24,150 shares of our common stock under the 2014 Equity Incentive Plan, or the 2014 Plan, and such option vests over four years in 48 substantially equal monthly installments. Also on January 27, 2017, the Compensation Committee granted Mr. Shepard RSUs for 12,449 shares of our common stock. For 1,666 of those shares, one-third vests on each of the first three anniversaries of the vesting start date, which is January 27, 2017. For the remaining 10,783 shares, 25% vest on each of the first four anniversaries of the vesting start date, which is January 27, 2017.

On October 4, 2017, the board of directors approved a cash retention bonus for certain of  our employees, including our President and Chief Executive Officer, Jay P. Shepard, pursuant to which employees  were eligible to  receive a bonus equal to six month’s salary payable after 12 months, conditioned on the employee’s continuing employment on such date. Mr. Shepard received his cash bonus of $270,000 in 2018.

On October 6, 2017, the Compensation Committee granted Mr. Shepard restricted stock units or RSUs for 31,500 shares of our common stock as part of the retention plan. Such RSU has an effective date of grant of October 6, 2017 with 50% of the shares subject to the award vesting on each of the first and second anniversaries of October 6, 2017, respectively, subject to his continuous service on each applicable vesting date.

On December 20, 2017, the Compensation Committee granted Mr. Shepard RSUs for 37,166 shares of our common stock. Such RSU have an effective date of grant of December 20, 2017, with 25% of the shares subject to the   RSUs vesting on each of the first four anniversaries of December 20, 2017.

In addition, Mr. Shepard’s offer letter provides that upon a qualifying termination of employment, he will be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Vinay Shah

Mr. Shah’s employment is at-will per the terms of an offer letter with Private Aravive dated February 1, 2017 as later amended on May 30, 2018 which provided for an annual base salary of $278,100 with an annual target bonus of 20% of his base salary and six months’ salary as severance in the event of certain terminations. Mr. Shah also entered into severance letters with Private Aravive that provide for twelve months’ severance pay, twelve months payment of COBRA premiums and up to one year to exercise vested options if his employment is terminated within twelve months of the Merger due to a Qualifying Termination (as defined in the severance letter). Mr. Shah was granted options to purchase shares of Private Aravive common stock, each of which were fully vested and were converted into options to purchase 95,381 shares of our common stock at the effective time of the Merger.

On January 15, 2019, the Compensation Committee approved a 2018 merit bonus award related to 2018 performance for Mr. Shah, in the amount of $50,985.

Tracy Woody

We entered into an employment offer letter with Ms. Woody, our former Chief Commercial Officer, on February 22, 2017 effective as of March 22, 2017. Ms. Woody received an annual base salary of $365,000, with an annual target bonus of 40% of her base salary, based upon the achievement of performance criteria established by the board of directors. In addition, a relocation clause was included in the employment letter which included us paying directly for: (i) three months of rent (up to a maximum of $8,000 a month), (ii) travel expenses for three house hunting trips for Ms. Woody and her family, and (iii) $100,000 grossed up to offset the cost of moving to the San Francisco bay area and to counterbalance taxes.

In connection with her employment, on March 22, 2017, Ms. Woody was granted an option to purchase 16,666 shares of our common stock under the 2014 Plan. The option was granted with a per share exercise price equal to the fair market value of our common stock on the grant date. The shares subject to the option vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of her start date, and the remaining 75% of the shares subject to the option vesting in 36 substantially equal monthly installments thereafter. In connection with the commencement of her employment, on March 22, 2017, Ms. Woody also received RSUs for 7,500 shares of our common stock. The shares subject to the RSUs vest in four equal annual installments on the first, second, third and fourth anniversaries of her start date as our Chief Commercial Officer. Initially vesting of the awards was subject to Ms. Woody’s continuous service with us on each applicable vesting date; however, the Woody Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Ms. Woody’s outstanding equity awards from the date of her separation.

On October 4, 2017, the board of directors approved a cash retention bonus for certain of our employees, including Ms. Woody, pursuant to which employees were eligible to receive a bonus equal to six month’s salary payable after 12 months, conditioned on the employee’s continuing employment on such date. Ms. Woody received her cash bonus of $182,500 in 2018. See Woody Separation Agreement described below.

On October 6, 2017, the Compensation Committee granted Ms. Woody RSUs for 13,666 shares of our common stock as part of the retention plan. Such RSU have an effective date of grant of October 6, 2017 and vest as to 50% of the shares subject to the award on each of the first and second anniversaries of October 6, 2017, respectively, Initially vesting of the awards was subject to Ms. Woody’s continuous service with us on each applicable vesting date; however, the Woody Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Ms. Woody’s outstanding equity awards from the date of her separation.

On December 20, 2017, the Compensation Committee granted Ms. Woody RSUs for 15,516 shares of our common stock. Such RSU have an effective date of grant of December 20, 2017 and vest as to 25% of the shares subject to the RSU vest on each of the first four anniversaries of December 20, 2017. Initially vesting of the awards was subject to Ms. Woody’s continuous service with us on each applicable vesting date; however, the Woody Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Ms. Woody’s outstanding equity awards from the date of her separation.

On November 15, 2018, we entered into a separation agreement with Ms. Woody or the “Woody Separation Agreement.”. Pursuant to the terms of the Woody Separation Agreement, Ms. Woody received, in exchange for, among other things, a general release of all known and unknown legal claims, (i) a lump sum cash payment of $182,500, which is equivalent to six months of base salary, (ii) a lump sum payment of $87,797, which was equivalent to 150% of the cost of Ms. Woody’s monthly insurance premiums for group health insurance (as in effect in November 2018) multiplied by 12 months, (iii) twelve months’ acceleration of the unvested portion of all of Ms. Woody’s outstanding equity awards, and (iv) a period of one year post-separation to exercise her outstanding vested stock options.

Paul Westberg

We entered into an employment offer letter with Mr. Westberg, our former Chief Business Officer, on February 26, 2010, as Senior Vice President, Business Development.  The offer letter was amended and restated on February 10, 2011.

On January 27, 2017, the Compensation Committee increased Mr. Westberg’s annual base salary to $366,000, with an annual target bonus of 40% of his base salary, based upon the achievement of performance criteria established by the board of directors.  Also, on January 27, 2017, the Compensation Committee granted Mr. Westberg an option to purchase 6,688 shares of our common stock under the 2014 Plan, and such option vests over four years in 48 substantially equal monthly installments, subject to his continuous service on each applicable vesting date. Also, on January 27, 2017, the Compensation Committee granted Mr. Westberg RSUs for 4,476 shares of our common stock, with 25% of the shares subject to the award vesting on each of the first four anniversaries of the vesting start date, which is January 27, 2017, subject to his continuous service on each applicable vesting date; however, the Westberg Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Mr. Westberg’s outstanding equity awards from the date of his termination of consulting services.

On October 4, 2017, the board of directors approved a cash retention bonus for certain of our employees, including Mr. Westberg, pursuant to which employees were eligible to receive a bonus equal to six month’s salary payable after 12 months, conditioned on the employee’s continuing employment on such date. Mr. Westberg received his cash bonus of $183,000 in 2018. See Westberg Separation Agreement described below.

On October 6, 2017, the Compensation Committee granted Mr. Westberg RSUs for 9,833 shares of our common stock as part of the retention plan. Such RSU has an effective date of grant of October 6, 2017 with 50% of the shares subject to the award vesting on each of the first and second anniversaries of October 6, 2017, respectively, subject to his continuous service on each applicable vesting date; however, the Westberg Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Mr. Westberg’s outstanding equity awards from the date of his termination of consulting services.

On November 28, 2017, the Compensation Committee granted Mr. Westberg RSUs for 2,500 shares of our common stock. Such RSU have an effective date of grant of November 28, 2017 with 50% of the shares subject to the RSUs vesting on each of the first and second anniversaries of November 28, 2017, subject to his continuous service on each applicable vesting date; however, the Westberg Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Mr. Westberg’s outstanding equity awards from the date of his termination of consulting services.

On December 20, 2017, the Compensation Committee granted Mr. Westberg RSUs for 15,150 shares of our common stock. Such RSU have an effective date of grant of December 20, 2017 with 25% of the shares subject to the RSUs vesting on each of the first four anniversaries of December 20, 2017, subject to his continuous service on each applicable vesting date; however, the Westberg Separation Agreement described below provides for twelve months’ acceleration of the unvested portion of all of Mr. Westberg’s outstanding equity awards from the date of his termination of consulting services.

On November 15, 2018, we entered into a separation agreement with each of Mr. Westberg or the “Westberg Separation Agreement.” Pursuant to the terms of the Westberg Separation Agreement, Mr. Westberg, who agreed to  remain available to assist us as a consultant, received, in exchange for, among other things, a general release of all known and unknown legal claims, (i) a lump sum cash payment of $183,000, which was equivalent to six months of base salary, (ii) a lump sum payment of $76,086, which was equivalent to 150% of the cost of Mr. Westberg’s monthly insurance premiums for group health insurance (as in effect in November 2018) multiplied by 12 months, (iii) twelve months’ acceleration of the unvested portion of all of Mr. Westberg’ s outstanding equity awards as of termination of his consulting services, and (iv) a period of one year after termination of his consulting services to exercise his outstanding vested stock options

Employee benefit plans

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life and accidental death and dismemberment insurance plans, in each case, on the same basis as all of our other employees. We maintain a 401(k) plan for the benefit of our eligible employees, including our named executive officers, as discussed in the section below entitled “401(k) Plan.”

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

Executive Compensation Actions After 2018

Jay P. Shepard

On February 6, 2019, the Compensation Committee approved an amendment to the severance provisions of the offer letter entered into by Mr. Shepard to increase the time period for which (i) we will continue to pay his health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) to eighteen months following his Separation (as defined in the Offer Letter) and (ii) he can exercise any vested options to purchase shares of common stock twelve months following his Separation from us.

On February 28, 2019, the Compensation Committee approved a grant of an option to purchase 116,000 shares of our common stock to Mr. Shepard. The option has an exercise price of $5.83 per share, vest pro rata over 48 months. In addition, on February 28, 2019, the Compensation Committee approved an amendment to the offer letter entered into by Mr. Shepard, to set his annual salary at a rate of $500,000 with a target bonus equal to 50% of his annual base salary.

Vinay Shah

On February 6, 2019, the Compensation Committee approved an increase in the annual base salary of Mr. Shah to $335,000 and an increase in his target bonus to 40% of his base salary.

On February 28, 2019, the Compensation Committee approved a grant of an option to purchase 38,000 shares of our common stock to Mr. Shah. The option has an exercise price of $5.83 per share and vests pro rata over 48 months.

Gail McIntyre, Ph.D.

Dr. McIntyre’s employment is at-will per the terms of an offer letter, dated January 1, 2017, by and between Private Aravive and Dr. McIntyre. Dr. McIntyre began work as a full-time employee of Private Aravive in January 2017 and was originally eligible to receive an annual salary of $264,000 and a bonus target of $39,600 and three months’ salary as severance in the event of certain terminations. On February 6, 2019, the Compensation Committee approved an increase in Dr. McIntyre’s annual base salary to $325,000 and her target bonus was increased to 40% of her annual base salary. In connection with Dr. McIntyre’s employment by Private Aravive, Dr. McIntyre was granted options to purchase shares of Private Aravive common stock, each of which were fully vested and were converted into options to purchase 59,281 shares of our common stock at the effective time of the Merger. Dr. McIntyre also entered into severance letters with Private Aravive. that provides for twelve months’ severance pay, twelve months payment of COBRA premiums and up to one year to exercise vested options if her employment is terminated within twelve months of the Merger due to a Qualifying Termination (as defined in the severance letter).

On February 28, 2019, the Compensation Committee approved a grant of an option to purchase 53,000 shares of our common stock to Dr. McIntyre. The option has an exercise price of $5.83 per share and vests pro rata over 48 months.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2018, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. Each award issued to Mr. Shepard and Mr. Shah, set forth below is subject to accelerated vesting upon a qualifying termination of his employment, as described under “—Potential Payments Upon Termination or Change in Control.” See Woody Separation Agreement and Westberg Separation Agreement for amended vesting terms of the equity awards granted to Ms. Woody and Mr. Westberg.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

		Option Awards(1)(2)				Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Jay P. Shepard	12/28/2013(2)	22,009	—	$15.18	12/27/2023	—	—
	2/19/2014(2)	7,563	—	$48.99	2/18/2024	—	—
	5/11/2015(4)	—	—	—	—	4,000	$14,080
	5/11/2015(2)	49,354	2,146	$91.14	5/10/2025	—	—
	1/28/2016(5)	26,876	7,990	$64.08	1/27/2027	—	—
	1/28/2016(4)	—	—	—	—	5,400	$19,008
	1/27/2017(6)	12,578	11,572	$85.80	1/26/2027	—	—
	1/27/2017(3)	—	—	—	—	1,111	$3,911
	1/27/2017(4)	—	—	—	—	8,088	$28,470
	10/06/2017(10)	—	—	—	—	15,750	$55,440
	12/20/2017(4)	—	—	—	—	27,874	$98,116

Vinay Shah	10/01/2014(7)	19,380	—	$0.24	9/30/2024	—	—
	6/15/2017(7)	38,001	—	$0.66	6/14/2027	—	—
	12/14/2017(7)	19,000	—	$0.90	12/13/2027	—	—
	3/20/2018(7)	19,000	—	$0.90	3/19/2028	—	—

Tracy Woody	3/22/2017(8)	10,763	—	$120.90	11/08/2019	—	—

Paul Westberg	1/23/2013(9)	85	—	$9.66	1/22/2023	—	—
	7/15/2013(9)	496	—	$9.66	7/14/2023	—	—
	12/05/2013(9)	2,218	—	$15.18	12/04/2023	—	—
	2/19/2014(9)	8,540	—	$48.99	2/18/2024	—	—
	6/11/2014(6)	4,165	—	$191.76	6/10/2024	—	—
	12/26/2014(6)	1,476	—	$133.44	12/25/2024	—	—
	1/28/2016(6)	9,066	2,456	$64.08	1/27/2026	—	—
	1/27/2017(6)	6,688	3,484	$85.80	1/26/2027	—	—
	1/28/2016(4)	—	—	—	—	1,408	$4,956
	10/11/2016(11)	—	—	—	—	556	$1,957
	1/27/2017(4)	—	—	—	—	3,357	$11,817
	10/06/2017(10)	—	—	—	—	4,917	$17,308
	11/28/2017(10)	—	—	—	—	1,250	$4,400
	12/20/2017(4)	—	—	—	—	11,362	$39,994

(1)	Except as otherwise indicated, vesting of all options and RSU’s is subject to continued service on the applicable vesting date.
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

(4)	The shares subject to these restricted stock units vest according to the following schedule: 25% of the shares vest on each of the first, second, third and fourth anniversaries of the grant date.
(5)	4/48th of the shares subject to the option became exercisable on May 28, 2016, and the balance of the shares vest and become exercisable monthly thereafter.
(6)	1/48th of the shares subject to the option become exercisable monthly measured from the date of the grant.
(7)	The shares subject to these options vested in full upon the closing of the Merger and were assumed by us in the Merger.

(8)

Initially, 1/4th of the total number of shares subject to the option were to vest on the first yearly anniversary of the vesting commencement date and 1/36th of the remaining number of shares subject to the option were to vest on each monthly anniversary of the vesting commencement date thereafter. The Woody Separation Agreement provides for twelve months’ acceleration of the unvested portion of all of Ms. Woody’s outstanding equity awards.

(9)

1/4th of the total number of shares subject to the option were to vest on the first yearly anniversary of the vesting commencement date and 1/36th of the remaining number of shares subject to the option were to vest on each monthly anniversary of the vesting commencement date thereafter.

(10)	The shares subject to these restricted stock units vest according to the following schedule: 50% of the shares vest on each of the first and second anniversaries of the grant date.
(11)

The shares subject to these restricted stock units vest according to the following schedules: one-third of the shares subject to the award vest on each of the first, second and third anniversaries of the grant date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL FOR NAMED EXECUTIVE OFFICERS

Severance benefits other than in connection with a change in control

Mr. Shepard

Mr. Shepard’s offer letter, as most recently amended on February 6, 2019 provides that if we terminate his employment for any reason other than cause or permanent disability, or a qualifying termination, if Mr. Shepard (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us, (ii) returns all of our property in his possession and (iii) resigns as a member of the board of directors, he will be entitled to twelve months of salary continuation payments and if he timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums (at the same rate that we pay for active employees) for up to  eighteen months following the date he terminates employment with us. In addition, in the event of a qualifying termination, each of the option and RSUs granted to him under his offer letter will be credited with twelve months of service for purposes of vesting and the vested portion of such option and RSU shall remain exercisable for up to twelve months following the date he terminates service with us.

Mr. Shah

Mr. Shah also entered into severance letters with Private Aravive. that provide for twelve months’ severance pay, twelve months payment of COBRA premiums and up to one year to exercise vested options if his employment is terminated within twelve months of the Merger due to a Qualifying Termination (as defined in the severance letter).

Ms. Woody

On November 15, 2018, we entered into a separation agreement with Ms. Woody or the Woody Separation Agreement. Pursuant to the terms of the Woody Separation Agreement, Ms. Woody received, in exchange for, among other things, a general release of all known and unknown legal claims, (i) a lump sum cash payment of $182,500, which is equivalent to six months of base salary, (ii) a lump sum payment of $87,797, which was equivalent to 150% of the cost of Ms. Woody’s monthly insurance premiums for group health insurance (as in effect in November 2018) multiplied by 12 months, (iii) twelve months’ acceleration of the unvested portion of all of Ms. Woody’s outstanding equity awards, and (iv) a period of one year post-separation to exercise her outstanding vested stock options.

Mr. Westberg

On November 15, 2018, we entered into a separation agreement with each of Mr. Westberg or the Westberg Separation Agreement. Pursuant to the terms of the Westberg Separation Agreement, Mr. Westberg, who agreed to  remain available to assist us as a consultant, received, in exchange for, among other things, a general release of all known and unknown legal claims, (i) a lump sum cash payment of $183,000, which was equivalent to six months of base salary, (ii) a lump sum payment of $76,086, which was equivalent to 150% of the cost of Mr. Westberg’s monthly insurance premiums for group health insurance (as in effect in November 2018) multiplied by 12 months, (iii) twelve months’ acceleration of the unvested portion of all of Mr. Westberg’ s outstanding equity awards from the date of his termination of consulting services, and (iv) a period of one year post-separation to exercise his outstanding vested stock options.

Change in control severance benefit plan

We have adopted a change in control severance benefit plan, or the severance plan. The severance plan provides certain of our employees, including our currently employed Named Executive Officers, with severance payments and benefits upon certain qualifying terminations of employment within a one-year period following the closing of a change in control, as defined in the severance plan. The summary below is qualified by reference to the actual text of the severance plan, which is filed as an exhibit to the Form S-1, as amended, filed with the SEC on March 10, 2014.

Under the severance plan, in the event of a participant’s involuntary termination without cause (and not due to death or disability) or if a participant resigns for good reason, if the participant in the severance plan (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and (ii) returns all of our property in his possession, he will be entitled to cash severance equal to the sum of his or her monthly base salary and monthly annual bonus target, multiplied by a severance multiplier, which is 15 in the case of the Chief Executive Officer and 12 in the case of the Chief Financial Officer. In addition, following a qualifying termination, if a participant timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums for a period of specified months following the date of termination.

All stock awards which are vested and exercisable as of the date of a qualifying termination under the severance plan (including by virtue of the provisions of the applicable equity plan) will remain outstanding and exercisable until the earliest to occur of (i) the last day of the applicable severance period, which is 15 months in the case of the Chief Executive Officer and (ii) the expiration of the original term of such stock awards.

If one of our named executive officers is entitled to severance benefits under the severance plan by virtue of a qualifying termination of employment within 12 months following a change in control, he would not be entitled to severance benefits under the terms of his offer letter.

In addition, the severance plan provides that, except as otherwise expressly provided in an agreement between us and a participant, if any payment or benefit a participant would receive in connection with a change in control would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code and such payment or benefit would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payment or benefit will be equal to either (i) the largest portion of the change in control payment that would result in no portion of the payment or benefit being subject to the excise tax, or (ii) the largest portion, up to and including the total payment or benefit, whichever amount, after taking into account all applicable taxes, including the excise tax (all computed at the highest applicable marginal rate), would result in the participant’s receipt, on an after-tax basis, of the greatest economic benefit to the participant, notwithstanding that all or some portion of the payment or benefit may be subject to the excise tax. If a reduction is so required, the reduction will occur in the order specified in the severance plan.

Treatment of stock awards under the 2014 Plan

The 2014 Plan, provides that in the event of certain corporate transactions, as defined in the 2014 Plan, the following provisions will apply to outstanding stock awards, unless otherwise provided in a stock award agreement or any other written agreement between us and a participant, or unless otherwise expressly provided by the board of directors at the time of grant of a stock award:

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

To the extent that outstanding stock awards are not so assumed, continued or substituted, the vesting and, if applicable, exercisability of any such stock awards held by participants whose continuous service has terminated prior to the effective time of the corporate transaction will not be accelerated and all unvested stock awards held by such participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, but any reacquisition or repurchase rights held by us may continue to be exercised notwithstanding such corporate transaction; or

To the extent a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the board of directors may provide that the holder of the stock award may not exercise the stock award, but instead will receive a payment, in such form as may be determined by the board of directors, equal in value to the excess, if any, of the value of the property the participant would have received upon exercise of the stock award over any exercise price payable by such holder in connection with such exercise.

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control, as defined in the 2014 Plan, as may be provided in the stock award agreement for such stock award or in any other written agreement between us and a participant, but in the absence of such a provision, no such acceleration will occur.

For purposes of the 2014 Plan, an involuntary termination generally means, during the 12 months following the closing of a corporate transaction or change in control, either (i) a termination of service other than for cause (as defined in the 2014 Plan) or (ii) a voluntary resignation following: a material diminution in the participant’s base salary; a material diminution in the participant’s authority, duties, position or responsibilities; a material diminution in the authority, duties, position or responsibilities of the participant’s supervisor (including a requirement that a participant report to a corporate officer or employee instead of directly to the board of directors); a material diminution in the budget over which the participant retains authority; a relocation of the participant’s principal place of work to a location more than 50 miles away from the principal place of work prior to the consummation of a corporate transaction or a change in control; or any other act or omission that constitutes a material breach by us of the 2014 Plan.

Treatment of options under the Aravive Biologics, Inc 2010 and 2017 Equity Incentive Plans

In connection with the Merger we assumed the Aravive Biologics, Inc. 2010 and 2017 Equity Incentive Plans. The Aravive Biologics, Inc. 2010 and 2017 Equity Incentive Plans provide that in the event of certain corporate transactions, as defined in the plans, the board of directors may take one or more of the following actions with respect to outstanding stock awards, unless otherwise provided in a stock award agreement or any other written agreement between us and a participant, or unless otherwise expressly provided by the board of directors at the time of grant of a stock award: each outstanding stock award may be assumed or continued or an equivalent stock award may be substituted by a successor corporation and any reacquisition or repurchase rights held by us in respect of common stock issued pursuant to prior stock awards may be assigned to the successor corporation. The plans also provide that in the event of a specified corporate transaction the board of directors may determine to accelerate the vesting, in whole or in part of a stock award, with such stock award becoming fully vested and exercisable prior to the corporate transaction arrange for the lapse of any reacquisition or repurchase rights held by us with respect to the stock award or cancel or arrange for the cancellation of a stock award in exchange for cash consideration. Any awards that have not been assumed, continued, substituted, or exercised prior to the corporate transaction will terminate at the closing of the transaction. All options issued under the Aravive Biologics, Inc 2010 and 2017 Equity Plans that were outstanding on the closing of the Merger vested upon the closing of the Merger.

DIRECTOR COMPENSATION

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In January 2017, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Compensia, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which was the same peer group that the Compensation Committee used as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined at that time to maintain our non-employee director compensation policy at its then-current cash and equity compensation levels. These compensation levels were maintained throughout 2017 and 2018.

The following table shows for the fiscal year ended December 31, 2018 certain information with respect to the compensation of all of our current and former non-employee directors:

DIRECTOR COMPENSATION FOR FISCAL 2018

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Total ($)
Srinivas Akkaraju, M.D., Ph.D.	$84,000	—	—	$84,000
Amato Giaccia, Ph.D	$11,250	—	—	$11,250
Robert E. Hoffman	$15,875	—	—	$15,875
Raymond Tabibiazar, M.D.	$11,250	—	—	$11,250
Shahzad Malik, M.D.	$54,375	—	—	$54,375
Eric Zhang	$11,875	—	—	$11,875
Edmon R. Jennings(2)	$38,250	—	—	$38,250
Scott Greer(2)	$33,750	—	—	$33,750
Anthony Y. Sun, M.D.(2)	$35,625	—	—	$35,625
John Varian(2)	$41,250	—	—	$41,250
Eric Dobmeier(2)	$30,000	—	—	$30,000

(1)	We did not grant any new option awards or restricted stock awards to the directors during 2018.

(2)	The compensation earned is for our former directors who resigned effective at the time of the closing of the Merger.

The table below shows the aggregate number of option awards outstanding at fiscal year end for each of our current and former non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2018	Number of Shares Subject to Outstanding Stock Awards as of December 31, 2018
Srinivas Akkaraju, M.D., Ph.D.	11,269	384
Amato Giaccia, Ph.D	220,728	—
Robert E. Hoffman	—	—
Raymond Tabibiazar, M.D.	634,834	—
Shahzad Malik, M.D.	11,594	—
Eric Zhang	—	—
Edmon R. Jennings(3)	13,485	—
Scott Greer(3)	11,594	—
Anthony Y. Sun, M.D.(3)	11,594	—
John Varian(3)	11,594	—
Eric Dobmeier(3)	2,282	—

(3)	These options were granted to our former directors and expire if unexercised 90 days subsequent to the closing of the Merger.

Amounts in the director compensation table above for Dr. Giaccia and Dr. Tabibiazar represent options assumed by us in the Merger that were issued to such individuals by Private Aravive prior to the Merger.

Amounts in the director compensation table above do not include the issuance of an option to (i) to each of Dr. Giaccia, Mr. Hoffman, Dr. Tabibiazar and Mr. Zhang in January 2019 to purchase 7,500 shares of our common stock, vesting as to 625 shares on the grant date and the balance monthly on a pro rata basis over 33 months and (ii) to each of Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Malik, Dr. Tabibiazar and Mr. Zhang in January 2019 to purchase 4,688 shares of our common stock, vesting as to 1,563 shares on the grant date and the balance monthly on a pro rata basis over 5 months.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

Under our non-employee director compensation policy in effect during the year ended December 31, 2018, we paid each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the board of directors.

The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member for the year ended December 31, 2018 are as follows:

	Member Annual Service Retainer	Chairman Annual Service Retainer
Board	$40,000	$30,000	*
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$15,000
Nominating and Corporate Governance Committee	$3,500	$10,000

*

In January 2019, the policy was amended to reduce the annual Compensation Committee Chairman service retainer to $12,500 and provide that the total compensation to be received by the chairperson or executive chairperson of the board of directors for services on the board of directors and all committees thereof shall be capped at $70,000.

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In December 2018, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Compensia, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which is the same peer group that we use as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined to amend our non-employee director compensation policy, effective January 3, 2019, to provide the cash compensation set forth above and the equity compensation described below.

On the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on the board of directors will receive options to acquire 7,500 shares of common stock, vesting 1/12th per month with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholder. The exercise price of such options will equal the fair market value of our common stock on the date of grant. For any new non-employee director who joins the board of director at a time other than at the annual stockholder meeting, then, in addition to the new non-employee director grants, such  directors  will receive an option to purchase  shares of common stock, such number of shares of common stock equity equal to the product of 7,500 and a fraction with (i) a numerator equal to the number of days between the date of the director’s initial election or appointment to the board of directors and the date which is the first anniversary of the date of the most recent annual stockholder meeting occurring before the director is elected or appointed to the board of directors, and (ii) a denominator equal to 365. In each case, vesting of the award is subject to the director’s continuous service on each vesting date. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders in accordance with the terms policy. In January 2019 we issued an option to (i) each of Dr. Giaccia, Mr. Hoffman, Dr. Tabibiazar, and Mr. Zhang to purchase 7,500 shares of our common stock, and (ii) to each Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Malik, Dr. Tabibiazar and Mr. Zhang to purchase 4,688 shares of our common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of  our common stock as of April 24, 2019 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by  us to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% stockholders other than executive officers and directors:
New Leaf Biopharma Opportunities II, L.P. and affiliated entities(2)	970,659	8.6%
BC Axis Limited, as controlled by 3E Biosciences Capital LP(3)	859,766	7.6%
Executive officers and directors:
Jay P. Shepard(4)	152,281	1.3%
Vinay Shah(5)	276,362	2.4%
Gail McIntyre, Ph.D.(6)	62,593	*
Paul Westberg(7)	44,930	*
Tracy Woody(8)	18,764	*
Kevin Haas(9)	15,747	*
Srinivas Akkaraju, M.D., Ph.D.(10)(11)	490,505	4.3%
Amato Giaccia, Ph.D.(12)	1,168,962	10.2%
Robert E. Hoffman(13)	6,354	*
Raymond Tabibiazar, M.D.(14)	1,641,939	13.8%
Shahzad Malik, M.D.(15)(16)	290,522	2.6%
Eric Zhang(17)(18)	866,120	7.7%
All executive officers and directors as a group (12 persons)(19)	5,035,079	40.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 11,276,500 shares outstanding on April 24, 2019, adjusted as required by rules promulgated by the SEC. Beneficial ownership of shares is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options that are exercisable within 60 days of April 24, 2019 are deemed outstanding for computing the percentage of ownership of the person holding such options. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aravive, Inc., LyondellBassell Tower, 1221 McKinney Street, Suite 3200, Houston, Texas 77010.

(2)

Information is based upon a Schedule 13G/A (Amendment No. 1) filed with the SEC on February 13, 2019 (the “Schedule 13G/A”) by New Leaf Biopharma Opportunities II, L.P. (“Biopharma II”), New Leaf BPO Associates II, L.P. (“NLBA II”), New Leaf BPO Management II, L.L.C. (“NLB Management II”), Ronald M. Hunt, Vijay K. Lathi, Liam T. Ratcliffe, and Isaac Manke. All 970,659 shares are owned by Biopharma II; except that NLBA II, the sole general partner of Biopharma II, may be deemed to beneficially own, and have sole power to vote, such shares; (ii) NLB Management II, the sole general partner of NLBA II and ultimate general partner of Biopharma II, may be deemed to beneficially own, and have sole power to vote, such shares; and (iii) each of Ronald M. Hunt, Vijay K. Lathi, Liam T. Ratcliffe, and Isaac Manke, the individual managing directors of NLB Management II, may also be deemed to beneficially own, and have shared power to vote, such shares.  Each of the entities and the individuals listed above disclaims beneficial ownership of such shares of common stock, except for the shares, if any, such entity or individual holds of record and to the extent of their pecuniary interest therein, if any. The address of the individuals and entities listed above is 7 Times Square, Suite 3502, New York, New York 10036, except for Vijay Lathi whose address is New Leaf Venture Partners, 1200 Park Place, Suite 300, San Mateo, California 94043. We obtained the foregoing information regarding beneficial ownership of these shares solely from the Schedule 13G/A.

(3)

Information is based upon a Schedule 13D filed with the SEC on October 22, 2018 by BC Axis Limited, as controlled by 3E Biosciences Capital LP and Karen Liu. Ms. Liu is a director of BC Axis Limited The address for BC Axis Limited, as controlled by 3E Biosciences Capital LP and Karen Liu. is c/o BC Axis Limited, Suite 701, Tower C; Tsinghua Science Park; No 1. Zhongguancun East Road; Hainan District, Beijing.

(4)	Includes an aggregate of 126,603 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019 and upon settlement of RSUs that vest within 60 days of April 24, 2019.

(5)	Includes 97,756 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(6)	Includes 62,593 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(7)	Includes 28,436 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(8)	Includes 10,763 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(9)	Includes 12,988 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(10)	Includes an aggregate of 16,341 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019 and upon settlement of RSUs that vest within 60 days of April 24, 2019.

(11)

Based on information set forth in a Schedule 13D filed with the SEC by entities affiliated with Samsara BioCapital GP, LLC on June 18, 2018, these shares include 442,733 shares held by Samsara BioCapital, L.P., or Samsara BioCapital. Dr. Srinivas Akkaraju, a member of the board of directors, is a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital. The managing member disclaims beneficial ownership of these shares except to the extent of the Reporting Person’s pecuniary interest therein. The Address for Samsara BioCapital, L.P. is 565 Everett Avenue, Palo Alto, CA 94301.

(12)	Includes 227,082 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(13)	Includes 6,354 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(14)	Includes 641,188 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(15)	Includes 16,282 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(16)

Consists of 270,260 shares held by Advent Life Sciences Fund I LP (“Advent Fund”) and by Advent Life Sciences LLP (“Advent”). Advent is the manager of Advent Fund. Dr. Malik, a member of the board of directors, is a general partner of Advent. Each of Advent, Advent Fund and Dr. Malik may be deemed to beneficially own the shares held by Advent and Advent Fund. The address for each of these entities is 158-160 North Gower Street, London, NW1 2ND England.

(17)	Includes 6,354 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019.

(18)	Consists of 859,766 shares held by Elite Vantage Global Limited. The Address for Elite Vantage Global Limited is Suite 1807, 18/F, China Resources Building, 26 Harbor Road, Wan Chai, Hong Kong.

(19)

Consists of 3,782,339 shares held by the directors and executive officers and an aggregate of 1,252,740 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2019 and upon settlement of RSUs that vest within 60 days of April 24, 2019.

The following table presents information as of December 31, 2018 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2009 Stock Plan, 2014 Plan and the 2014 Employee Stock Purchase Plan. We do not maintain any equity incentive plans that have not been approved by shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plan approved by security holders (1)
2009 Stock Plan	39,442	$30.52	—

2014 Equity Incentive Plan	290,640	$91.31	559,322
2014 Employee Stock Purchase Plan	—	—	177,227
Total	330,082	$91.31	736,549

(1)

This table does not present information regarding equity awards under the Aravive Biologics, Inc. 2010 Equity Incentive Plan and the Aravive Biologics, Inc. 2017 Equity Incentive Plan that were assumed by us in connection with the Merger.  As of December 31, 2018, an additional 1,183,950 shares of our common stock were subject to options assumed in the Merger (at a weighted average exercise price of $0.44 per share) and an additional 659,972 shares of our common stock have been reserved for grant under the plans assumed in the Merger.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

In 2014, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $100,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of our company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (i) the risks, costs and benefits to us, (ii) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

CERTAIN RELATED-PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2017 and all currently proposed transactions, to which we have been a participant, in which:

•	the amounts exceeded or will exceed $120,000; and

•

any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Since January 1, 2017, there have been no transactions other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation” and the entry into of our standard form of indemnification agreements described below with directors and executive officers, and there are no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest.

Indemnification agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide the board of directors with discretion to indemnify our officers and employees when determined appropriate by the board. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors and executive officers.

Independence of the Board of Directors

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Shepard, due to his position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Tabibiazar, Dr. Malik and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq. See the section of this Amendment entitled “Item 10. Directors, Executive Officers and Corporate Governance— Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 29, 2018, we dismissed PwC as our independent registered public accounting firm, and we retained BDO USA, LLP (“BDO USA”) as our new independent registered public accounting firm responsible for auditing our financial statements.  The following table sets forth the aggregate fees incurred by us for audit and other services rendered by BDO USA from November 29, 2018 until December 31, 2018:

	Fiscal Year Ended
	2018	2017
	(in thousands)
Audit Fees(1)	$254	$—
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$254	$—

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2)	None.
(3)	None.

All fees described above were pre-approved by the Audit Committee.

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by PwC from January 1, 2018 until November 29, 2018 and PwC during the year ended December 31, 2017:

	Fiscal Year Ended
	2018	2017
	(in thousands)
Audit Fees(1)	$537	$743
Audit-Related Fees(2)	—	—
Tax Fees(3)	9	168
All Other Fees(4)	12	152
Total Fees	$558	$1,063

(1)

Includes fees related to the Merger and professional services for the audit of our financial statements included in our Annual Reports on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, as well as fees related to special and/or one-time non-recurring accounting matters.

(2)	None.
(3)	Includes fees for tax compliance and tax planning, including fees for global tax strategy planning.
(4)	Includes fees for 2017 transactional offering and fees associated with liquidation of our Swiss subsidiary.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by BDO USA and PwC in 2018 and PwC in 2017 is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1 of the 2018 Annual Report on Form 10-K.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2018 Annual Report on Form 10-K.

Exhibit Index

List of Exhibits.

The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2019.

Aravive, Inc.

By:	/s/ Jay P. Shepard
Jay P. Shepard
President and Chief Executive Officer (Principal Executive Officer)