Form 10-Q
period 2019-03-31
Aravive, Inc.
filed 2019-05-08
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	ARAV	Nasdaq Global Select Market

As of May 2, 2019, there were 11,276,500 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$55,592	$56,992
Prepaid expenses and other current assets	1,891	1,038
Total current assets	57,483	58,030
Restricted cash	2,400	2,396
Property and equipment, net	2,051	32
Operating lease right-of-use assets	9,799	—
Build-to-suit lease asset	—	8,651
Intangible asset, net	310	341
Other assets	20	20
Total assets	72,063	69,470
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,369	$426
Accrued liabilities	2,431	1,365
Operating lease obligation, current portion	2,534	—
Deferred revenue	1,054	146
Total current liabilities	7,388	1,937
Contingent payable	264	264
Operating lease obligation	9,450	—
Build-to-suit lease obligation	—	7,324
Total liabilities	17,102	9,525
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 11,276,500 and 11,266,151 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	511,557	510,509
Accumulated deficit	(456,597)	(450,565)
Total stockholders' equity	54,961	59,945
Total liabilities and stockholders’ equity	$72,063	$69,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue
Grant revenue	$1,699	$—
Operating expenses
Research and development	2,848	3,600
General and administrative	4,590	4,917
Total operating expenses	7,438	8,517
Loss from operations	(5,739)	(8,517)
Interest income	346	193
Other income (expense), net	689	(657)
Net loss	$(4,704)	$(8,981)
Net loss per share - basic and diluted	$(0.42)	$(1.50)
Weighted-average common shares used to compute basic and diluted net loss per share	11,273	6,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	11,266,151	$1	$510,509	$(450,565)	$59,945
Issuance of common stock under employee benefit plans	10,349	—	—	—	—
Stock-based compensation	—	—	1,048	—	1,048
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Net loss	—	—	—	(4,704)	(4,704)
Balances at March 31, 2019	11,276,500	$1	$511,557	$(456,597)	$54,961

Balances at December 31, 2017	5,989,688	$1	$456,984	$(374,232)	$82,753
Issuance of common stock upon exercise of options	3,643	—	35	—	35
Issuance of common stock under employee benefit plans	18,300	—	—	—	—
Stock-based compensation	—	—	2,820	—	2,820
Net loss	—	—	—	(8,981)	(8,981)
Balances at March 31, 2018	6,011,631	$1	$459,839	$(383,213)	$76,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,704)	$(8,981)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	126	119
Stock-based compensation expense	1,048	2,820
Changes in assets and liabilities
Prepaid expenses and other assets	(853)	92
Accounts payable	942	(690)
Deferred revenue	908	—
Accrued and other liabilities	1,137	(1,368)
Net cash used in operating activities	(1,396)	(8,008)
Cash flows from financing activities
Inducement on build-to-suit lease obligation	—	1,516
Proceeds from issuance of common stock in connection with employee benefit plans	—	35
Net cash provided by financing activities	—	1,551
Net change in cash, cash equivalents, and restricted cash	(1,396)	(6,457)
Cash, cash equivalents, and restricted cash at beginning of period	59,388	83,529
Cash, cash equivalents, and restricted cash at end of period	$57,992	$77,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive is a clinical stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the merger with Aravive Biologics, Inc. (the “Merger”), Aravive (then known as Versartis, Inc.) was an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency. The “Company” refers to Aravive as a combined company following the completion of the Merger with Aravive Biologics, Inc. (“Private Aravive”).  The Merger became effective on October 12, 2018. On October 15, 2018, Versartis, Inc. changed its name to Aravive, Inc.

The Company has been primarily performing research and development activities, including clinical trials, filing patent applications, hiring personnel, and raising capital to support and expand these activities. Its headquarters and principal operations are located in Houston, Texas.

The Company’s product candidates, Aravive-500 (AVB-500), are a set of novel, ultra high-affinity, decoy proteins that target the GAS6-AXL pathway. By capturing serum GAS6, AVB-500 starve the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis.

The Company has generated preclinical data for AVB-500 proteins in both acute myeloid leukemia and certain advanced solid tumors including ovarian, renal, pancreatic, and breast cancers. The Company’s current development program benefits from the availability of a complementary serum-based biomarker that it expects will help accelerate drug development and reduce risk by allowing the Company to select a pharmacologically active dose, better monitoring of therapeutic responses and perhaps better selection of responder patient populations. In its recently completed Phase 1 clinical trial with its clinical product candidate, AVB-500, the Company established proof of mechanism by demonstrating full GAS6 neutralization at all doses tested. Importantly, the lead protein candidate had a favorable safety profile preclinically and in the first in human study.

In July 2016, Private Aravive was approved for a $20 million Product Development Award from the Cancer Prevention Institute of Texas (“CPRIT Grant”). The CPRIT Grant is expected to allow Private Aravive to develop the product candidates referenced above through clinical trials. The CPRIT Grant is effective as of June 1, 2016 and initially terminates on May 31, 2019, unless extended with CPRIT’s approval. CPRIT has granted subsequent to the end of the quarter an extension of its grant termination date from May 31, 2019 to November 30, 2019. After the termination date, Aravive is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Aravive’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Aravive will match 50% of funding from the CPRIT Grant. Consequently, Aravive is required to raise $10.0 million in matching funds over the three-year project. Aravive has raised all of its required $10.0 million in matching funds.

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

As consideration for the rights granted as part of a license agreement with Stanford University, Private Aravive is obligated to pay yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights. More specifically, Private Aravive is obligated to pay Stanford University (i) annual license payments (ii) milestone payments of up to an aggregate of $1,000,000 upon achievement of clinical and regulatory milestones, and (iii) royalties equal to a percentage (in the low single digits) of net sales of licensed products; provided that the annual license payments made will offset (and be credited against) any royalties due in such license year. In the event of a sublicense to a third party of any rights based on the patents that are solely owned by Stanford University, Private Aravive is obligated to pay royalties to Stanford University equal to a percentage of what Aravive would have been required to pay to Stanford University had it sold the products under sublicense itself. In addition, in such event it is required to pay to Stanford University a percent of sublicensing income. In the event of a termination, Private Aravive will be obligated to pay all amounts that accrued prior to such termination.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2019 and, its results of operations and cash flows for each of the three months ended March 31, 2019, and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed by Aravive, Inc. on March 15, 2019 with the U.S. Securities and Exchange Commission, or the SEC.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

As of January 1, 2019, we adopted ASC 842 – Leases, as discussed in the section titled “Recent Accounting Pronouncements of this Note 2.  As a result, we added a new significant account policy “Leases” as described below.  There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019.

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

The accompanying unaudited condensed consolidated financial position as of March 31, 2019 and as of December 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2019 and 2018 include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007, which was not included as a subsidiary in 2017. After 2015, the Cayman and GmbH subsidiaries became dormant. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's subsidiaries and consolidated operations.

As of March 31, 2019, the Company had a cash and cash equivalents balance of $55.6 million consisting of cash and cash equivalents in highly liquid U.S. money market funds. The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan.  The Company’s expected primary use of cash will be to fund the Company’s clinical development programs, specifically for its product candidate AVB-500. Since inception, the Company has incurred net losses and negative cash flows from operations supporting the Company’s clinical development programs and related general and administrative expenses. At March 31, 2019, the Company had an accumulated deficit of $456.6 million and working capital of $50.1 million. The Company expects to continue to incur losses supporting its clinical development program and related administrative expenses. The Company anticipates it may need additional financing to support its business plan as it moves forward. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents were held in multiple institutions in the United States and Europe and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Leases

The Company adopted ASC 842 on January 1, 2019.  For the periods prior to January 1, 2019, our leases were accounted for under ASC 840. The Company leases all of its office space in conducting our business. At inception, the Company determines whether an agreement represents a lease and at commencement the Company evaluate each lease agreement to determine whether the lease is an operating or financing lease. As described below under "Recent Accounting Pronouncements”, the Company adopted the Financial Accounting Standards Board Accounting Standards Update, or ASU, "Leases," or ASU 2016-02. The Company elected to adopt the standard on January 1, 2019 using the alternative transition method provided by ASU 2018-11 whereby the Company recorded right-of-use (“ROU”) assets and lease liabilities for its existing leases as of January 1, 2019, as well as a cumulative-effect adjustment to accumulated deficit of initially applying the new standard as of January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. The Company has elected the practical expedient allowing the use-of-hindsight which doesn’t require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

The new guidance also provides practical expedients for ongoing lease accounting. The Company has elected the recognition exemption for short-term lease for all leases that qualify. Under this exemption, the Company will not recognize ROU assets or lease liabilities on the balance sheet for those leases that qualify as a short-term lease, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company has also elected the practical expedient to not separate lease and non-lease components for all equipment and real-estate leases.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease obligation on the consolidated balance sheet. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Prior to the Company’s adoption of ASU 2016-02, when the Company’s lease agreements contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, the Company recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2019 or December 31, 2018.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments consist of Level 1 assets as of March 31, 2019. Level 1 securities are comprised of highly liquid money market funds.

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating Expenses
Research and development	$86	$882
General and administrative	962	1,938
Total	$1,048	$2,820

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

Revenue Recognition

The Company’s sole source of revenue for 2019 and 2018 was grant revenue related to the CPRIT contract, which is being recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

As of March 31, 2019, the Company had received $18.0 million from the CPRIT grant.  Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of March 31, 2019, the Company had deferred revenue of $1.1 million.

Quarterly reclassifications

Certain reclassifications of prior period amounts have been made within the Company’s Form 10-Q filing. Specifically, during the fourth quarter ended December 31, 2018, the Company determined that the amount related to the inducement on build-to-suit lease obligation as reflected within one line in the investing activities section of the unaudited consolidated statement of cash flows for the three-month period ended March 31, 2018, filed on Form 10-Q, should have been classified as cash flows provided from financing activities.  There is no impact to the consolidated statements of operations and comprehensive loss or consolidated balance sheets for any of these periods. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued unaudited consolidated financial statements.  Upon revision, cash flows from investing activities for the three-month period ended March 31, 2018, decreased by $1.5 million and cash flows from financing activities for the respective periods increased by $1.5 million. This adjustment had no impact to the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2018.

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

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. The Company has adopted this guidance as of January 1, 2019 which had no material impact to its consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)-- Targeted Improvements, that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company adopted ASC Topic 842 with the cumulative effect of adoption recognized to retained earnings on January 1, 2019, as described in Note 2.

As a result of the adoption of ASC 842 on January 1, 2019, the Company derecognized $8.6 million for the existing asset; $7.3 million for the obligation and $1.3 million to the opening balance of the accumulated deficit. The existing asset and obligation on the consolidated balance sheet resulted from the build-to-suit lease arrangement at the 1020 Space, which did not meet the criteria for “sale-leaseback” treatment at the time construction was completed in 2017, and the Company has applied the general lessee transition guidance to this lease. Based on the Company’s assessment of the 1020 Space, qualifies as an operating lease under ASC 842.

Additionally, as a result of adoption of ASC 842, the Company recognized operating lease ROU assets of approximately $10.4 million, $2.1 million of leasehold improvements, an operating lease obligation of $12.6 million and derecognition of deferred rent of $0.1 million as of January 1, 2019.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2019	2018
Preclinical and clinical (1)	$908	$416
Lease receivable	969	606
Other	14	16
Total	$1,891	$1,038

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Property and equipment, net (in thousands)

	March 31,	December 31,
	2019	2018
Equipment and furniture	$1,442	$1,442
Buildings, leasehold and building improvements	2,674	134
	4,116	1,576
Less: Accumulated depreciation and amortization	(2,065)	(1,544)
Property and equipment, net	$2,051	$32

Depreciation expense was approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.

Build-to-suit lease asset, net (in thousands)

	March 31,	December 31,
	2019	2018
Build-to-suit lease asset	$—	$8,986
	—	8,986
Less: Accumulated depreciation and amortization	—	(335)
Build-to-suit lease asset, net	$—	$8,651

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2019	2018
Payroll and related	$646	$509
Preclinical and clinical	1,582	563
Other	203	293
Total	$2,431	$1,365

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2019
	(unaudited)
	Total	Level 1
Assets
Money market funds	$36,154	$36,154

	Fair Value Measurements at December 31, 2018
	Total	Level 1
Assets
Money market funds	$48,389	$48,389

5. Leases

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California or the 1020 Space.  The lease commenced in August 2017 for a period of 86 months with one renewal option for a five-year term. The Company did not include the renewal option period as the Company determined it was not reasonably certain the lease would be renewed as of the modification date.

In October 2018, the Company executed a sublease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the sublease commenced on October 30, 2018 and expires August 31, 2020.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

During the three months ended March 31, 2019, the Company’s operating lease costs was $0.7 million and cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $0.7 million. As of March 31, 2019, the Company’s operating leases had a weighted average remaining lease term of 5.6 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

As of March 31, 2019, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2019 (9 months remaining)	$1,994
2020	2,668
2021	2,618
2022	2,697
2023	2,777
Thereafter	2,129
Total operating lease payments	14,883
Less imputed interest	(2,899)
Total operating lease obligations	11,984
Less current operating lease obligations	(2,534)
Noncurrent operating lease obligations	$9,450

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space referenced above. The 1020 Space Sublease commenced on October 1, 2018 for 72 months.  EVA is entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. The Company has recorded lease income associated with this sublease of approximately $0.7 for the three months ended March 31, 2019. There was no sublease income recorded for the three months ended March 31, 2018. This sublease income has been recorded as a receivable in prepaid expenses and other current assets on the accompanying consolidated balance sheet. During the three months ended March 31, 2019, cash received from EVA was $0.3 million, which amount was included in other current assets for operating cash flows.

Future base rent and additional rent EVA shall pay to the Company over the sublease term as of March 31, 2019, are as follows (in thousands):

Year Ending December 31,
2019 (9 months remaining)	$1,816
2020	2,479
2021	2,544
2022	2,611
2023	2,680
Thereafter	2,284
Total	$14,414

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

6. Commitments and Contingencies

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

As of March 31, 2019 and 2018 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix.

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of March 31, 2019, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 711,484.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year.

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

As part of the Merger, the Company assumed the 2010 Stock Option Plan (the “2010 Plan”) from Private Aravive. The Company has reserved a total of 600,000 shares of common stock for issuance under the 2010 Plan. As of March 31, 2019, the total number of shares of common stock available for issuance under the 2010 Plan was approximately 108,839. The 2010 Plan provides for granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase common stock, to employees, directors, officers and independent consultants of the Company. Options granted to employees and consultants under the Plan generally vest 25% after one year of service, and ratably on a monthly basis over the following three years. Options expire ten years from the date of grant.

As part of the Merger, the Company assumed the 2017 Stock Option Plan (the “2017 Plan”) from Private Aravive. The Company has reserved a total of approximately 461,000 shares of common stock for issuance under the 2017 Plan. As of March 31, 2019, the total number of shares of common stock available for issuance under the 2017 Plan was approximately 551,133. The 2017 Plan provides for granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase common stock, to employees, directors, officers and independent consultants of the Company. Options granted to employees and consultants under the Plan generally vest 25% after one year of service, and ratably on a monthly basis over the following three years. Options expire ten years from the date of grant.

Activity under the Company’s stock option plans is set forth below:

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2019	1,515,923	$18.65
Options granted	396,128	5.52
Options cancelled	(60,917)	89.77
Balances, March 31, 2019	1,851,134	$13.50	7.2	$8,424
Outstanding and expected to vest as of March 31, 2019	1,816,265	$13.60	7.2	$8,380
Exercisable as of March 31, 2019	1,449,684	$14.06	6.6	$7,897

Stock Options Granted to Employees

During the three months ended March 31, 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $5.52 per share. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of March 31, 2019, total unrecognized employee stock-based compensation related to stock options granted was $3.3 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

March 31,
2019
Expected volatility	111.0%
Risk-free interest rate	2.5%
Dividend yield	0.0%
Expected life (in years)	6.0

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $0.4 million and $1.2 million, in compensation expense during the three months ended March 31, 2019 and 2018, respectively.  As all of the restricted stock vests through 2018 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in prior years vest, the Company will recognize approximately $1.9 million in compensation expense over a weighted average remaining period of 2 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(4,704)	$(8,981)
Basic and diluted net loss per common share	$(0.42)	$(1.50)
Weighted-average shares used to compute basic and diluted net loss per share	11,273	6,003

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed on March 15, 2019, or the 2018 Annual Report, with the U.S. Securities and Exchange Commission, or SEC.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and those identified under Part 1, Item 1A of the 2018 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Recent Developments

On October 12, 2018, we, then known as Versartis, Inc., and Private Aravive completed the Merger, pursuant to which Private Aravive survived as our wholly owned subsidiary.  In connection with the completion of the Merger, on October 15, 2018, we changed our name from Versartis, Inc.  to “Aravive, Inc.” and on October 16, 2018, we effected a reverse split of our common stock at a ratio of 1-for-6, or the Reverse Split, On October 16, 2018, our common stock began trading on the Nasdaq Global Select Market under the symbol “ARAV.” Unless otherwise stated, all share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Split.

Immediately following the completion of the Reverse Split and the Merger, there were 11,182,025 shares of our common stock outstanding, of which 5,141,915 were owned by the former Private Aravive stockholders.  In addition, we assumed Private Aravive’s equity incentive plans and all of the stock options outstanding under the Private Aravive’s equity incentive plans, with such stock options representing at the effective time of the Merger the right for the former Private Aravive stockholders to purchase 1,183,950 shares of our common stock.

The Merger was accounted for as an asset acquisition by us. To determine the accounting for this transaction under GAAP, we assessed whether an integrated set of assets and activities were accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. In connection with the acquisition of Private Aravive, we determined that substantially all the fair value is included in in-process research and development of Private Aravive’s lead asset, AVB-500 and, as such, the acquisition is treated as an asset acquisition. The net tangible and intangible assets acquired and liabilities assumed in connection with the transaction were recorded based on their relative fair values allocation as of October 12, 2018 and the value associated with in-process research and development will be expensed as it was determined to have no alternative future use.

Important Note

This Management’s Discussion and Analysis includes a discussion of our operations for the quarter ended March 31, 2019, which reflects the operations of Private Aravive, that are not included in the discussion for the three months ended March 31, 2018 due to the fact that the Merger was consummated in October 2018.  Accordingly, the results of operations reported for the three months ended March 31, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

Due to the substantial changes in our assets, liabilities and operations resulting from the completion of the Merger on October 12, 2018, our historical financial results do not provide a reasonable basis from which to predict the merged company’s future financial results or condition.

Upon effecting the Merger, we became a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the Merger, we were an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiaries, including Aravive Biologics. References to “Versartis, Inc.” or “Aravive Biologics.” refer to those respective companies prior to the completion of their merger in October 2018.

Financial overview

Revenue

We have never generated net income from operations on an annual basis, and, as of March 31, 2019, we had an accumulated deficit of $456.6 million, primarily as a result of research and development and general and administrative expenses. We have never earned revenue from commercial sales of any of our product candidates. We generated grant revenue of $1.7 and $1.4 million for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively.

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

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the 2018 Annual Report.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 became effective for us on January 1, 2019, we wrote off our previously recorded build-to-suit asset as a result of adoption and recorded a right-of-use asset for our existing leases. The full adoption impact of the ASU 2016-02 is illustrated in accompanying consolidated financial statements.

Other than as discussed above, there have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the 2018 Annual Report.

Results of operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2019	2018
Revenue:
Grant revenue	$1,699	$—	1,699	NM
Operating expenses:
Research and development	2,848	3,600	(752)	-21%
General and administrative	4,590	4,917	(327)	-7%
Total operating expenses	7,438	8,517	(1,079)	-13%
Loss from operations	(5,739)	(8,517)	(2,778)	-33%
Interest income	346	193	153	79%
Other income (expense), net	689	(657)	(1,346)	-205%
Net loss before provision for income taxes	(4,704)	(8,981)	(4,277)	-48%
Provision for income taxes	—	—	—	NM
Net loss	$(4,704)	$(8,981)	$(4,277)	-48%

Grant revenue

Grant revenue for the three months ended March 31, 2019 was $1.7 million and was derived solely from the CPRIT grant for the research and development of AVB-500.

Research and development expense

Research and development expense decreased by $0.8 million, or 21%, to $2.8 million for the three months ended March 31, 2019 from $3.6 million for the same period in 2018. The decrease was primarily due to the lower expenses incurred in the research and development of AVB-500 in 2019 as compared to the winddown expenses in 2018, relating to the somavaratan program which was terminated following the Phase 3 VELOCITY trial failure.

General and administrative expense

General and administrative expense decreased by $0.3 million, or 7%, to $4.6 million for the three months ended March 31, 2019 from $4.9 million for the same period in 2018.  The decrease was primarily driven by a reduction in our workforce and other operating expenses as a result of the termination of the somavaratan program following the Phase 3 VELOCITY trial failure. The decrease is partially offset by an increase in our operating lease expenses in 2019 related to the adoption of the new lease accounting standard.

Other income (expense), net

Other expense, decreased by $1.3 million to $0.7 million of other income for the three months ended March 31, 2019 from other expense of $0.7 million for the same period in 2018.  This decrease in other expense was primarily due to sublease income of approximately $0.7 million in 2019 and a reduction in interest charges related to our build-to-suite lease obligation which was accounted as part of general and administrative expense in 2019 due to the adoption of the new lease accounting standard.

Liquidity and capital resources

Since our inception and through March 31, 2019, we have financed our operations through private placements of our equity securities, debt financing and our initial public offering in 2014 and additional common stock offerings in January 2015 and October of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At March 31, 2019, we had cash and cash equivalents of $55.6 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Aravive Biologics, we have acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital will be to fund our clinical development programs, specifically for our product candidate AVB-500. During the first quarter of 2019 we have received approximately $2.6 million of additional funding from our CPRIT research grant.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months
	March 31,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(1,396)	$(8,008)
Investing activities	—	—
Financing activities	—	1,551
Net decrease in cash and cash equivalents	$(1,396)	$(6,457)

Cash used in operating activities

Net cash used in operating activities was $1.4 million and $8.0 million in the three months ended March 31, 2019 and 2018, respectively. Cash used in operating activities in 2019 is primarily attributable to the use of funds in our operations related to the development of AVB-500 our product candidate. Cash used in operating activities in 2019 decreased significantly compared to 2018 due to the termination of a number of supplier contracts that occurred in 2018 and reduced cash spend in the first quarter of 2019 significantly which was partially offset by the receipt of CPRIT funds of approximately $2.6 million in the first quarter of 2019.

Cash used in investing activities

Net cash used in investing activities was zero in each of the three months ended March 31, 2019 and 2018.

Cash provided by financing activities

Net cash provided by financing activities was zero and $1.6 million in the three months ended March 31, 2019 and 2018, respectively. Cash provided by financing activities in 2018, primarily relates to inducement payments received from the Landlord of our leased facility in Menlo Park, California and proceeds from issuance of common stock in connection with employee benefit plans.

As of March 31, 2019, we had cash and cash equivalents of approximately $55.6 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our current business plan.

Contractual obligations and commitments

During the three months ended March 31, 2019, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2019, we had cash and cash equivalents of $55.6 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2019 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2019.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2018 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2018 Form 10-K.

Risks related to our financial position and capital requirements.

We have incurred significant losses since inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2019, we had an accumulated deficit of $456.6 million. Other than our financial statements for the quarter ended March 31, 2019 and year ended December 31, 2018, our historical financial statements are solely those of Versartis, Inc., our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, the initial public offering of our common stock in 2014 and follow-on public offerings of our common stock in 2015 and 2016. A significant portion of Private Aravive’s funding has been through a $20 million grant it received from the Cancer Prevention and Research Institute of Texas, or CPRIT. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, AVB-500, and any future product candidates;
•	conduct additional clinical studies of AVB-500 in the future;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for AVB-500 and any future product candidates that successfully complete clinical studies;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize AVB-500 or other future product candidates if they obtain regulatory approval, including process improvements in order to manufacture AVB-500 at commercial scale; and

•

enhance operational, financial and information management systems and hire more personnel, including personnel to support development of AVB-500 and any future product candidates and, if a product candidate is approved, our commercialization efforts.

To be profitable in the future, we must succeed in developing and eventually commercializing AVB-500 as well as other products with significant market potential. This will require us to be successful in a range of activities, including advancing AVB-500 and any future product candidates, completing clinical studies of these product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval.  We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

To date, our only completed clinical trial with AVB-500 has been our recently completed Phase 1 clinical trial with 42 dosed subjects. We expect our research and development expenses to increase significantly as our product candidate advances in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for our product candidate. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2019, we had approximately $55.6 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following: the rate of progress and cost of our future clinical studies;

•	the rate of progress and cost of our future clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture AVB-500 on a larger scale, should we elect to do so;
•	the costs of commercialization activities if AVB-500 or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments; and
•	the costs of attracting, hiring and retaining qualified personnel.

We do not have any material committed external source of funds or other support for our development efforts, and the failure of our Phase 3 VELOCITY trial to meet its primary endpoint may make it more difficult to raise funds in the future. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. In addition, certain SEC and Nasdaq limitations with respect to fundraising may make it more difficult to raise additional funds. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to AVB-500 or potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Risks Related To Our Business

Reliance on government funding for our programs may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our funding has been through a grant Private Aravive received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. CPRIT has granted subsequent to the end of the quarter an extension of its grant termination date from May 31, 2019 to November 30, 2019. After the termination date, we are not permitted to retain any unused grant award proceeds without CPRIT’s approval, but our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. We have received $18.0 million of the grant proceeds and expect to expend all of the grant award proceeds by the agreement termination date.  We expect to receive the remaining $2.0 million grant award as reimbursement of future expenses once we have expended the grant award proceeds already received.

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

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through March 31, 2019, the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our new business strategy resulting from the Merger;
•	the success of competitive products or technologies;
•	results of clinical studies of AVB-500 or future product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, results of clinical trials, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or product candidates;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Effective as of May 6, 2019, the Board of Directors appointed Vinay Shah, our Chief Financial Officer, to the position of Principal Accounting Officer and Secretary, effective immediately, following the previously announced resignation of Kevin Haas, the former Principal Accounting Officer.

Mr. Shah, age 56, has served as our Chief Financial Officer since the Merger was completed on October 12, 2018.  Mr. Shah also served as the Chief Financial Officer of Private Aravive since 2010, initially as a consultant and from 2017 as an employee. Mr. Shah brings more than 18 years of financial management experience in the medical device and biopharmaceutical industries to our company. From 2008 until 2016, he served in various positions at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, including Executive Director of Finance and Executive Director of Strategy Analytics, initially as a consultant and since 2010 as an employee. Before Pacira Pharmaceuticals Inc., Mr. Shah worked for Cardinal Health’s medical device group in various finance management positions. The group was subsequently consolidated and spun off as CareFusion and then sold to Becton, Dickinson and Company. His prior work experience includes positions at Pricewaterhouse Coopers LLP or PwC and KPMG in India and the Middle East. Mr. Shah received a Bachelor of Commerce degree from Ranchi University in India.  He is a Chartered Accountant from the Institute of Chartered Accountants in India and has an MBA from W.P. Carey School of Business at Arizona State University

There are no family relationships between Mr. Shah and any of our directors or executive officers, and other than his current employment arrangement, Mr. Shah does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

1.1	Equity Distribution Agreement, dated March 26, 2019, between Aravive, Inc. and Piper Jaffray & Co.	8-K	001-36361	1.1	3-26-2019

10.1	Amendment to Jay Shepard Offer Letter dated as of February 6, 2019	8-K	001-36361	10.1	2-12-2019

10.2	Amendment to Jay Shepard Offer Letter dated as of February 28, 2019	8-K	001-36361	10.1	3-6-2019

10.3	First Amendment to 2014 Equity Incentive Plan	8-K	001-36361	10.2	3-6-2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act .

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: May 8, 2019	/s/ Jay P. Shepard
Jay P. Shepard Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: May 8, 2019	/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer)