Form 10-Q
period 2019-06-30
Aravive, Inc.
filed 2019-08-07
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

River Oaks Tower

3730 Kirby Drive, Suite 1200

Houston, Texas 77098

(Address of principal executive offices)

(936) 355-1910

(Registrant’s Telephone Number, including area code)

LyondellBasell Tower

1221 McKinney Street, Suite 3200

Houston, Texas 77010

(Former Name, Former Address and Former Fiscal Year, if changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ARAV	Nasdaq Global Select Market

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

As of August 1, 2019, there were 11,284,964 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$48,384	$56,992
Prepaid expenses and other current assets	3,667	1,038
Total current assets	52,051	58,030
Restricted cash	2,409	2,396
Property and equipment, net	1,996	32
Operating lease right-of-use assets	9,501	—
Build-to-suit lease asset	—	8,651
Intangible asset, net	280	341
Other assets	509	20
Total assets	66,746	69,470
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$711	$426
Accrued liabilities	1,400	1,365
Operating lease obligation, current portion	2,505	—
Deferred revenue	—	146
Total current liabilities	4,616	1,937
Contingent payable	264	264
Operating lease obligation	8,995	—
Build-to-suit lease obligation	—	7,324
Total liabilities	13,875	9,525
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 11,284,580 and 11,266,151 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	512,511	510,509
Accumulated deficit	(459,641)	(450,565)
Total stockholders' equity	52,871	59,945
Total liabilities and stockholders’ equity	$66,746	$69,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Grant revenue	$3,054	$—	$4,753	$—
Operating expenses
Research and development	3,637	3,438	$6,485	$7,038
General and administrative	3,291	6,003	7,881	10,920
Total operating expenses	6,928	9,441	14,366	17,958
Loss from operations	(3,874)	(9,441)	(9,613)	(17,958)
Interest income	233	249	579	442
Other income (expense), net	597	(656)	1,286	(1,313)
Net loss	$(3,044)	$(9,848)	$(7,748)	$(18,829)
Net loss per share - basic and diluted	$(0.27)	$(1.64)	$(0.69)	$(3.14)
Weighted-average common shares used to compute basic and diluted net loss per share	11,280	6,023	11,277	6,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Six Months Ended
	June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	11,266,151	$1	$510,509	$(450,565)	$59,945
Issuance of common stock under employee benefit plans	10,349	—	—	—	—
Stock-based compensation	—	—	1,048	—	1,048
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Net loss	—	—	—	(4,704)	(4,704)
Balances at March 31, 2019	11,276,500	1	511,557	(456,597)	54,961
Issuance of common stock upon exercise of options	2,000	—	2	—	2
Issuance of common stock under employee benefit plans	6,080	—	11	—	11
Stock-based compensation	—	—	941	—	941
Net loss	—	—	—	(3,044)	(3,044)
Balances at June 30, 2019	11,284,580	$1	$512,511	$(459,641)	$52,871

	Three and Six Months Ended
	June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	5,989,645	$1	$456,984	$(374,232)	$82,753
Issuance of common stock upon exercise of options	3,643	—	35	—	35
Issuance of common stock under employee benefit plans	18,300	—	—	—	—
Stock-based compensation	—	—	2,820	—	2,820
Net loss	—	—	—	(8,981)	(8,981)
Balances at March 31, 2018	6,011,588	1	459,839	(383,213)	76,627
Issuance of common stock under employee benefit plans	28,477	—	—	—	—
Stock-based compensation	—	—	2,155	—	2,155
Net loss	—	—	—	(9,848)	(9,848)
Balances at June 30, 2018	6,040,065	$1	$461,994	$(393,061)	$68,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(7,748)	$(18,829)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	248	236
Stock-based compensation expense	1,989	4,976
Changes in assets and liabilities
Prepaid expenses and other assets	(3,118)	(124)
Accounts payable	284	(695)
Deferred revenue	(146)	—
Accrued and other liabilities	(117)	(860)
Net cash used in operating activities	(8,608)	(15,296)
Cash flows from financing activities
Inducement on build-to-suit lease obligation	—	1,896
Proceeds from issuance of common stock in connection with employee benefit plans	13	35
Net cash provided by financing activities	13	1,931
Net change in cash, cash equivalents, and restricted cash	(8,595)	(13,365)
Cash, cash equivalents, and restricted cash at beginning of period	59,388	83,529
Cash, cash equivalents, and restricted cash at end of period	$50,793	$70,164

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

The Company has been primarily performing research and development activities, including clinical trials, filing patent applications, and raising capital to support and expand these activities. Its headquarters and principal operations are located in Houston, Texas.

The Company’s product candidates, AVB-S6, are a set of novel, ultra high-affinity, decoy proteins that target the GAS6-AXL pathway. By capturing serum GAS6, these high affinity decoy proteins starve the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis. The Company’s lead product candidate is AVB-500 (previously referred to as AVB-S6-500).

The Company has generated preclinical data for AVB-S6 proteins in both acute myeloid leukemia and certain advanced solid tumors including ovarian, renal, pancreatic, and breast cancers. The Company’s current development program benefits from the availability of a complementary serum-based biomarker that it expects will help accelerate drug development and reduce risk by allowing the Company to select a pharmacologically active dose. In its Phase 1 clinical trial with its clinical lead product candidate, AVB-500, the Company established proof of mechanism by demonstrating full GAS6 neutralization at all doses tested. Importantly, the lead protein candidate had a favorable safety profile preclinically and in the first in human study. The Company has initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer. We intend to expand development into additional oncology and fibrotic indications.

In July 2016, Private Aravive was approved for a $20 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant is expected to allow Private Aravive to develop the product candidates referenced above through clinical trials. The CPRIT Grant is effective as of June 1, 2016 and terminates on November 30, 2019. After the termination date, Private Aravive is not permitted to retain any unused grant award proceeds without CPRIT’s approval, but Private Aravive’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Private Aravive will match 50% of funding from the CPRIT Grant. Consequently, Private Aravive was required to raise $10.0 million in matching funds over the three-year project. Private Aravive has raised all of its required $10.0 million in matching funds.

Private Aravive’s award from CPRIT requires it to pay CPRIT a portion of its revenues from sales of certain products by it, or received from its licensees or sublicensees, at tiered percentages of revenue in the low- to mid-single digits until the aggregate amount of such payments equals 400% of the grant award proceeds, and thereafter at a rate of less than one percent for as long as Private Aravive maintains government exclusivity. In addition, the grant contract also contains a provision that provides for repayment to CPRIT of the full amount of the grant proceeds under certain specified circumstances involving relocation of Private Aravive’s principal place of business outside Texas.

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

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2019 and, its results of operations for each of the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019, and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed by the Company on March 15, 2019 or the Annual Report with the U.S. Securities and Exchange Commission, or the SEC.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

As of January 1, 2019, the Company adopted ASC 842 – Leases, as discussed in the section titled “Recent Accounting Pronouncements” of this Note 2.  As a result, the Company added a new significant accounting policy “Leases” as described below.  There have been no other significant changes to the Company’s accounting policies described in the Annual Report.

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

The accompanying unaudited condensed consolidated financial position as of June 30, 2019 and as of December 31, 2018, the results of operations for each of the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007, which was not included as a subsidiary in 2018. After 2015, the Cayman and GmbH subsidiaries became dormant. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's subsidiaries and consolidated operations.

As of June 30, 2019, the Company had a cash and cash equivalents balance of approximately $48.4 million consisting of cash and cash equivalents in highly liquid U.S. money market funds. The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan.  The Company’s expected primary use of cash will be to fund the Company’s clinical development programs, specifically for its product candidate AVB-500. Since inception, the Company has incurred net losses and negative cash flows from operations supporting the Company’s clinical development programs and related general and administrative expenses. At June 30, 2019, the Company had an accumulated deficit of approximately $459.6 million and working capital of approximately $47.4 million. The Company expects to continue to incur losses supporting its clinical development program and related administrative expenses. The Company anticipates it may need additional financing to support its business plan as it moves forward. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Leases

The Company adopted ASC 842 on January 1, 2019.  For the periods prior to January 1, 2019, the Company’s leases were accounted for under ASC 840. The Company leases all of its office space in conducting its business. At inception, the Company determines whether an agreement represents a lease and at commencement the Company evaluates each lease agreement to determine whether the lease is an operating or financing lease. As described below under "Recent Accounting Pronouncements”, the Company adopted the Financial Accounting Standards Board Accounting Standards Update, or ASU, "Leases," or ASU 2016-02. The Company elected to adopt the standard on January 1, 2019 using the alternative transition method provided by ASU 2018-11 whereby the Company recorded right-of-use (“ROU”) assets and lease liabilities for its existing leases as of January 1, 2019, as well as a cumulative-effect adjustment to accumulated deficit of initially applying the new standard as of January 1, 2019.

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

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease obligation on the consolidated balance sheet. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2019 or December 31, 2018.

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

The Company’s financial instruments consist of Level 1 assets as of June 30, 2019. Level 1 securities are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Expenses
Research and development	$112	$877	$198	$1,759
General and administrative	829	1,278	1,791	3,216
Total	$941	$2,155	$1,989	$4,975

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

As of June 30, 2019, the Company has recognized $4.8 million from the CPRIT grant.  Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of June 30, 2019, the Company had an unbilled receivable from CPRIT of $2.0 million, which is reflected in prepaids and other current assets on the accompanying consolidated balance sheet.

Quarterly reclassifications

Certain reclassifications of prior period amounts have been made within the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. Specifically, during the fourth quarter ended December 31, 2018, the Company determined that the amount related to the inducement on build-to-suit lease obligation as reflected within one line in the investing activities section of the unaudited consolidated statement of cash flows for the six month period ended June 30, 2018 included in the Form 10-Q, should have been classified as cash flows provided from financing activities.  There is no impact to the consolidated statements of operations and comprehensive loss or consolidated balance sheets for any of these periods. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued unaudited consolidated financial statements.  Upon revision, cash flows from investing activities for the six-month period ended June 30, 2018, decreased by $1.9 million and cash flows from financing activities for the respective periods increased by $1.9 million. This adjustment had no impact to the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This amendment provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, including the interim periods within that fiscal year. The Company has adopted this new guidance as of January 1, 2019, which had no material impact on the Company’s consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as a resource recipient for fiscal years beginning after June 15, 2018, including interim periods within that fiscal year. The Company has adopted this guidance as of January 1, 2019 which had no material impact to its consolidated financial statements.

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

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2019	2018
Preclinical and clinical (1)	$745	$416
Lease receivable	906	606
Unbilled receivable from CPRIT	2,000	—
Other	16	16
Total	$3,667	$1,038

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Property and equipment, net (in thousands)

	June 30,	December 31,
	2019	2018
Equipment and furniture	$1,442	$1,442
Buildings, leasehold and building improvements	2,674	134
	4,116	1,576
Less: Accumulated depreciation and amortization	(2,120)	(1,544)
Property and equipment, net	$1,996	$32

Depreciation expense was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and 2018, respectively. Additionally, as a result of the adoption of ASC 842, the Company recognized accumulated depreciation of approximately $0.5 million for its leasehold improvements associated with the 1020 Space as of January 1, 2019.

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2019	2018
Payroll and related	$800	$509
Preclinical and clinical	600	563
Other	—	293
Total	$1,400	$1,365

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2019
	(unaudited)
	Total	Level 1
Assets
Money market funds	$36,363	$36,363

	Fair Value Measurements at December 31, 2018
	Total	Level 1
Assets
Money market funds	$48,389	$48,389

5. Leases

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California or the 1020 Space.  The lease commenced in August 2017 for a period of 87 months with one renewal option for a five-year term. The Company did not include the renewal option period as the Company determined it was not reasonably certain the lease would be renewed as of the modification date.

In October 2018, the Company executed a sublease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the sublease commenced on October 30, 2018 and expires August 31, 2020.

During the three and six months ended June 30, 2019, the Company’s operating lease costs were $0.5 million and $1.1 million, respectively and cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for the six months ended June 30, 2019 was $1.3 million. As of June 30, 2019, the Company’s operating leases had a weighted average remaining lease term of 5.6 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

As of June 30, 2019, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2019 (6 months remaining)	$1,336
2020	2,668
2021	2,618
2022	2,697
2023	2,777
Thereafter	2,373
Total operating lease payments	14,469
Less imputed interest	(2,969)
Total operating lease obligations	11,500
Less current operating lease obligations	(2,505)
Noncurrent operating lease obligations	$8,995

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space referenced above. The 1020 Space Sublease commenced on October 1, 2018 for 72 months.  EVA is entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. The Company has recorded lease income associated with this sublease of approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively.  During the six months ended June 30, 2019, cash received from EVA was $0.8 million, which amount was included in other current assets for operating cash flows.

Future base rent and additional rent EVA shall pay to the Company over the sublease term as of June 30, 2019, are as follows (in thousands):

Year Ending December 31,
2019 (6 months remaining)	$1,258
2020	2,563
2021	2,628
2022	2,695
2023	2,764
Thereafter	2,355
Total	$14,263

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

As of June 30, 2019 and 2018 the Company is contingently committed to make development and sales-related milestone payments of up to $30.0 million under certain circumstances, and other payments of $10.0 million, as well as royalties relating to potential future product sales under the License Agreement with Amunix. On May 28, 2019, the Company provided notice of termination to Amunix Operating, Inc. terminating the License Agreement.  Pursuant to the terms of the License Agreement, the termination is effective as of August 26, 2019.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2014 Equity Incentive Plan, or the 2014 Plan, which became effective on March 21, 2014.  As of June 30, 2019, the total number of shares of common stock available for issuance under the 2014 Plan was approximately 723,462.  Unless the Board provides otherwise, beginning on January 1, 2015, and continuing until the expiration of the 2014 Plan, the total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year.

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

As part of the Merger, the Company assumed the 2010 Stock Option Plan (the “2010 Plan”) from Private Aravive. The Company has reserved a total of 1,368,060 shares of common stock for issuance under the 2010 Plan. As of June 30, 2019, the total number of shares of common stock available for issuance under the 2010 Plan was approximately 108,839. The 2010 Plan provides for granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase common stock, to employees, directors, officers and independent consultants of the Company. Options granted to employees and consultants under the Plan generally vest 25% after one year of service, and ratably on a monthly basis over the following three years. Options expire ten years from the date of grant.

As part of the Merger, the Company assumed the 2017 Stock Option Plan (the “2017 Plan”) from Private Aravive. The Company has reserved a total of approximately 1,051,544 shares of common stock for issuance under the 2017 Plan. As of June 30, 2019, the total number of shares of common stock available for issuance under the 2017 Plan was approximately 551,133. The 2017 Plan provides for granting of equity awards, including restricted stock and incentive and nonqualified stock options to purchase common stock, to employees, directors, officers and independent consultants of the Company. Options granted to employees and consultants under the Plan generally vest 25% after one year of service, and ratably on a monthly basis over the following three years. Options expire ten years from the date of grant.

Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2019	1,515,923	$18.65
Options granted	438,328	5.53
Options cancelled	(97,382)	96.15
Options exercised	(2,000)	0.66
Balances, June 30, 2019	1,854,869	$11.48	7.1	$6,804
Outstanding and expected to vest as of June 30, 2019	1,821,599	$11.55	7.1	$6,796
Exercisable as of June 30, 2019	1,464,578	$11.86	6.5	$6,692

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Stock Options Granted to Employees

During the six months ended June 30, 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $4.69 per share. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of June 30, 2019, total unrecognized employee stock-based compensation related to stock options granted was $2.8 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.4 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

June 30,
2019
Expected volatility	111.0%
Risk-free interest rate	2.5%
Dividend yield	0.0%
Expected life (in years)	6.0

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $0.4 million and $0.7 million in compensation expense during the three months ended June 30, 2019 and 2018, respectively and $0.8 million and $1.9 million during the six months ended June 30, 2019 and 2018, respectively.  As all of the restricted stock vests through 2018 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in prior years vest, the Company will recognize approximately $1.5 million in compensation expense over a weighted average remaining period of 1.6 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(3,044)	$(9,848)	$(7,748)	$(18,829)
Basic and diluted net loss per common share	$(0.27)	$(1.64)	$(0.69)	$(3.14)
Weighted-average shares used to compute basic and diluted net loss per share	11,280	6,023	11,277	6,002

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

Overview

We are a clinical stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the merger (the “Merger”) with Aravive Biologics, Inc. (“Private Aravive”), we (then known as Versartis, Inc.) were an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

Our focus has been primarily performing research and development activities, including clinical trials, filing patent applications, and raising capital to support and expand these activities. Our headquarters and principal operations are located in Houston, Texas.

Our product candidates, AVB-S6, are a set of novel, ultra high-affinity, decoy proteins that target the GAS6-AXL pathway. By capturing serum GAS6, these high affinity decoy proteins starve the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis. Our lead product candidate is AVB-500 (previously referred to as AVB-S6-500).

We have generated preclinical data for AVB-S6 proteins in both acute myeloid leukemia and certain advanced solid tumors including ovarian, renal, pancreatic, and breast cancers. Our current development program benefits from the availability of a complementary serum-based biomarker that it expects will help accelerate drug development and reduce risk by allowing us to select a pharmacologically active dose. In our Phase 1 clinical trial with its clinical lead product candidate, AVB-500, we have established proof of mechanism by demonstrating full GAS6 neutralization at all doses tested. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human study. We have initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer. We intend to expand development into additional oncology and fibrotic indications.

Recent Developments

On July 31, 2019, we issued a press release announcing that the preliminary efficacy data from our ongoing clinical trial with AVB-500 showed compelling anti-tumor activity in the 12 patients treated from the first cohort of the ongoing  Phase 1b portion of the Phase 1b/2 trial of AVB-500 in patients with platinum-resistant recurrent ovarian cancer where response to standard of care chemotherapy alone in patients is typically 10-15 percent.

The open-label, Phase 1b safety lead-in portion of the efficacy and safety study of AVB-500 in patients with platinum-resistant recurrent ovarian cancer enrolled patients into two cohorts, one investigating a combination of AVB-500 with pegylated liposomal doxorubicin (PLD) and the other, a combination of AVB-500 with paclitaxel (PAC). The overall best response rate (ORR) in the AVB-500 combination cohorts to date by investigator determined RECIST v1.1 criteria was greater than response rates observed historically with standard of care chemotherapy alone in this clinical setting. We therefore have decided to expand enrollment in the Phase 1b portion of the study, to validate the unanticipated early positive efficacy signal.

Important Note

This Management’s Discussion and Analysis includes a discussion of our operations for the quarter ended June 30, 2019, which reflects the operations of Private Aravive, that are not included in the discussion for the three and six months ended June 30, 2018 due to the fact that the Merger was consummated in October 2018.  Accordingly, the results of operations reported for the three and six months ended June 30, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

Due to the substantial changes in our assets, liabilities and operations resulting from the completion of the Merger on October 12, 2018, our historical financial results do not provide a reasonable basis from which to predict the merged company’s future financial results or condition.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiaries, including Private Aravive. References to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of their merger in October 2018.

Financial overview

Revenue

We have never generated net income from operations on an annual basis, and, as of June 30, 2019, we had an accumulated deficit of approximately $459.6 million, primarily as a result of research and development and general and administrative expenses. We have never earned revenue from commercial sales of any of our product candidates. We generated grant revenue of approximately $3.1 and $4.8 million for the three and six months ended June 30, 2019 and $1.4 million for the year ended December 31, 2018, respectively.

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

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh property lease, interest charges related to our build-to-suite lease obligation, and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 became effective for us on January 1, 2019, we wrote off our previously recorded build-to-suit asset as a result of adoption and recorded a right-of-use asset for our existing leases. The full adoption impact of the ASU 2016-02 is illustrated in the accompanying consolidated financial statements.

Other than as discussed above, there have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the 2018 Annual Report.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2019	2018			2019	2018
Revenue:
Grant revenue	$3,054	$—	3,054	NM (1)	$4,753	$—	4,753	NM (1)
Operating expenses:
Research and development	3,637	3,438	199	6%	6,485	7,038	(553)	-8%
General and administrative	3,291	6,003	(2,712)	-45%	7,881	10,920	(3,039)	-28%
Total operating expenses	6,928	9,441	(2,513)	-27%	14,366	17,958	(3,592)	-20%
Loss from operations	(3,874)	(9,441)	(5,567)	-59%	(9,613)	(17,958)	(8,345)	-46%
Interest income	233	249	(16)	-6%	579	442	137	31%
Other income (expense), net	597	(656)	(1,253)	-191%	1,286	(1,313)	(2,599)	-198%
Net loss	$(3,044)	$(9,848)	$(6,804)	-69%	$(7,748)	$(18,829)	$(11,081)	-59%

(1)	Not meaningful

Grant revenue

Grant revenue for the three and six months ended June 30, 2019 was $3.1 million and $4.8 million which was derived solely from the CPRIT grant for the research and development of AVB-500.

Research and development expense

Research and development expense increased by $0.2 million, or 6%, to $3.6 million for the three months ended June 30, 2019 from $3.4 million for the same period in 2018. For the six months ended June 30, 2019 research and development decreased $0.6 million or 8%, to $6.5 million from $7.0 million for the same period in 2018.  The increase in the three months ended June 30, 2019 was primarily due to increased expenses incurred in the research and development of AVB-500 in 2019 compared to the continued winddown expenses in 2018 relating to the somavaaratan program which was terminated following the Phase 3 VELOCITY trial failure. The decrease in the six months ended June 30, 2019 was primarily due to the lower expenses incurred in the research and development of AVB-500 in 2019 as compared to the winddown expenses in 2018.

General and administrative expense

General and administrative expense decreased by $2.7 million, or 45%, to $3.3 million for the three months ended June 30, 2019 from $6.0 million for the same period in 2018.  For the six months ended June 30, 2019 general and administrative expense decreased $3.0 million or 28%, to $7.9 million from $10.9 million for the same period in 2018.  The decrease was primarily driven by a reduction in our workforce and other operating expenses as a result of the termination of the somavaratan program following the Phase 3 VELOCITY trial failure. The decrease is partially offset by an increase in our operating lease expenses in 2019 related to the adoption of the new lease accounting standard.

Other income (expense), net

Other expense, decreased by $1.3 million, or 191%, to $0.6 million of other income for the three months ended June 30, 2019 from $0.7 million of other expense for the same period in 2018. For the six months ended June 30, 2019 other expense decreased $2.6 million, or 198%, to $1.3 million of other income from $1.3 million of other expense for same period in 2018. This decrease in other expense for both the three and six months ended June 30, 2019 was primarily due to sublease income of approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2019 respectively and a reduction in interest charges related to our build-to-suite lease obligation which was accounted as part of general and administrative expense in 2019 due to the adoption of the new lease accounting standard.

Liquidity and capital resources

Since our inception and through June 30, 2019, we have financed our operations through private placements of our equity securities, debt financing, CPRIT grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015 and October of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At June 30, 2019, we had cash and cash equivalents of approximately $48.4 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Private Aravive, we have acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital will be to fund our clinical development programs, specifically for our product candidate AVB-500. During the six months ended June 30, 2019 we have received approximately $2.6 million of additional funding from our CPRIT research grant. At June 30, 2019, we have an unbilled receivable balance from CPRIT of $2.0 million.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months
	June 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(8,608)	$(15,296)
Investing activities	—	—
Financing activities	13	1,931
Net decrease in cash and cash equivalents	$(8,595)	$(13,365)

Cash used in operating activities

Net cash used in operating activities was $8.6 million and $15.3 million in the six months ended June 30, 2019 and 2018, respectively. Cash used in operating activities in 2019 is primarily attributable to the use of funds in our operations related to the development of AVB-500 our product candidate. Cash used in operating activities in 2019 decreased significantly compared to 2018 due to the termination of a number of supplier contracts that occurred in 2018 partially offset by the receipt of CPRIT funds of approximately $2.6 million in the first two quarters of 2019.

Cash used in investing activities

Net cash used in investing activities was zero in each of the six months ended June 30, 2019 and 2018.

Cash provided by financing activities

Net cash provided by financing activities was $13 thousand and $1.9 million in the six months ended June 30, 2019 and 2018, respectively. Cash provided by financing activities in 2018, primarily relates to inducement payments received from the landlord of our leased facility in Menlo Park, California and proceeds from issuance of common stock in connection with employee benefit plans.

As of June 30, 2019, we had cash and cash equivalents of approximately $48.4 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our current business plan.

Contractual obligations and commitments

During the six months ended June 30, 2019, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2019, we had cash and cash equivalents of approximately $48.4 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2019 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2019.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of approximately $459.6 million. Other than our financial statements for the quarter ended June 30, 2019 and year ended December 31, 2018, our historical financial statements are solely those of Versartis, Inc., our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, grant proceeds, the initial public offering of our common stock in 2014 and follow-on public offerings of our common stock in 2015 and 2016. A significant portion of Private Aravive’s funding has been through a $20 million grant we received from the Cancer Prevention and Research Institute of Texas, or CPRIT. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

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

To date, our only completed clinical trial with AVB-500 has been our recently completed Phase 1 clinical trial with 42 dosed subjects. We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for our product candidate. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2019, we had approximately $48.4 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following: the rate of progress and cost of our future clinical studies;

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

A significant portion of our funding has been through a grant Private Aravive received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. CPRIT has granted subsequent to the end of the quarter an extension of its grant termination date from May 31, 2019 to November 30, 2019. After the termination date, we are not permitted to retain any unused grant award proceeds without CPRIT’s approval, but our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. We have received $18.0 million of the grant proceeds and expect to expend all of the grant award proceeds by the agreement termination date. We have recorded a CPRIT receivable balance of $2.0 million for the remaining grant award for reimbursement of eligible expenses.

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

If we fail to maintain compliance with any such requirements that may apply to us now or in the future, we may be subject to potential liability and to termination of our contract, including potentially the CPRIT Grant, which could result in significant expense to us.

Risks Related to the ownership of our common stock

Our stock price may be volatile, and investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through June 30, 2019, the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

On August 5, 2019, the Board adopted resolutions (the “Resolutions”) ratifying the issuance of certain options to purchase common stock granted to employees and a consultant pursuant to Section 204 of the General Corporation Law of the State of Delaware (the “Ratification”). A copy of the Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the General Corporation Law of the State of Delaware is attached hereto as Exhibit 99.1.  Any claim that the defective corporate acts (including all putative options) identified in the Resolutions are void or voidable due to the failure of authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the ratifications not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the filing of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1* 101.INS	Ratification of Option Grants XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: August 7, 2019	/s/ Jay P. Shepard
Jay P. Shepard Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: August 7, 2019	/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer)