Form 10-Q
period 2019-09-30
Aravive, Inc.
filed 2019-11-07
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 29, 2019, there were 11,313,271 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(See Note 1)
Assets
Current Assets
Cash and cash equivalents	$44,975	$56,992
Prepaid expenses and other current assets	3,493	1,038
Total current assets	48,468	58,030
Restricted cash	2,418	2,396
Property and equipment, net	1,902	32
Operating lease right-of-use assets	9,092	—
Build-to-suit lease asset	—	8,651
Intangible asset, net	249	341
Other assets	457	20
Total assets	$62,586	$69,470
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,364	$426
Accrued liabilities	1,557	1,365
Operating lease obligation, current portion	2,464	—
Deferred revenue	—	146
Total current liabilities	6,385	1,937
Contingent payable	264	264
Operating lease obligation	8,407	—
Build-to-suit lease obligation	—	7,324
Total liabilities	15,056	9,525
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 11,284,964 and 11,266,151 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	513,312	510,509
Accumulated deficit	(465,783)	(450,565)
Total stockholders' equity	47,530	59,945
Total liabilities and stockholders’ equity	$62,586	$69,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Grant revenue	$—	$—	$4,753	$—
Operating expenses
Research and development	3,840	1,027	10,325	8,065
General and administrative	3,158	5,191	11,039	16,111
Total operating expenses	6,998	6,218	21,364	24,176
Loss from operations	(6,998)	(6,218)	(16,611)	(24,176)
Interest income	232	261	811	703
Other income (expense), net	624	(593)	1,910	(1,906)
Net loss	$(6,142)	$(6,550)	$(13,890)	$(25,379)
Net loss per share - basic and diluted	$(0.54)	$(1.08)	$(1.23)	$(4.23)
Weighted-average common shares used to compute basic and diluted net loss per share	11,285	6,040	11,280	5,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Nine Months Ended
	September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	11,266,151	$1	$510,509	$(450,565)	$59,945
Issuance of common stock under employee benefit plans	10,349	—	—	—	—
Stock-based compensation	—	—	1,048	—	1,048
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Net loss	—	—	—	(4,704)	(4,704)
Balances at March 31, 2019	11,276,500	1	511,557	(456,597)	54,961
Issuance of common stock upon exercise of options	2,000	—	2	—	2
Issuance of common stock under employee benefit plans	6,080	—	11	—	11
Stock-based compensation	—	—	941	—	941
Net loss	—	—	—	(3,044)	(3,044)
Balances at June 30, 2019	11,284,580	1	512,511	(459,641)	52,871
Issuance of common stock under employee benefit plans	384	—	1	—	1
Stock-based compensation	—	—	800	—	800
Net loss	—	—	—	(6,142)	(6,142)
Balances at September 30, 2019	11,284,964	$1	$513,312	$(465,783)	$47,530

	Three and Nine Months Ended
	September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	5,989,645	$1	$456,984	$(374,232)	$82,753
Issuance of common stock upon exercise of options	3,643	—	35	—	35
Issuance of common stock under employee benefit plans	18,300	—	—	—	—
Stock-based compensation	—	—	2,820	—	2,820
Net loss	—	—	—	(8,981)	(8,981)
Balances at March 31, 2018	6,011,588	1	459,839	(383,213)	76,627
Issuance of common stock under employee benefit plans	28,477	—	—	—	—
Stock-based compensation	—	—	2,155	—	2,155
Net loss	—	—	—	(9,848)	(9,848)
Balances at June 30, 2018	6,040,065	1	461,994	(393,061)	68,934
Issuance of common stock under employee benefit plans	—	—	18	—	18
Stock-based compensation	—	—	1,313	—	1,313
Net loss	—	—	—	(6,550)	(6,550)
Balances at September 30, 2018	6,040,065	$1	$463,325	$(399,611)	$63,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(13,890)	$(25,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	373	975
Stock-based compensation expense	2,789	6,289
Changes in assets and liabilities
Prepaid expenses and other assets	(2,892)	98
Accounts payable	1,938	(1,163)
Deferred revenue	(146)	—
Accrued and other liabilities	(181)	(1,300)
Net cash used in operating activities	(12,009)	(20,480)
Cash flows from financing activities
Inducement on build-to-suit lease obligation	—	1,896
Proceeds from issuance of common stock in connection with employee benefit plans	14	52
Net cash provided by financing activities	14	1,948
Net change in cash, cash equivalents, and restricted cash	(11,995)	(18,532)
Cash, cash equivalents, and restricted cash at beginning of period	59,388	83,529
Cash, cash equivalents, and restricted cash at end of period	$47,393	$64,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive is a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the merger with Aravive Biologics, Inc. (the “Merger”), Aravive (then known as Versartis, Inc.) was an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency. The “Company” refers to Aravive as a combined company following the completion of the Merger with Aravive Biologics, Inc. (“Private Aravive”).  The Merger became effective on October 12, 2018. On October 15, 2018, Versartis, Inc. changed its name to Aravive, Inc.

The Company has been primarily performing research and development activities, including clinical trials, filing patent applications, and raising capital to support and expand these activities. Its headquarters and principal operations are located in Houston, Texas.

The Company’s lead product candidate, AVB-500 (previously referred to as AVB-S6-500), is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway. By capturing serum GAS6, AVB-500 starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis.

Importantly, the lead protein candidate had a favorable safety profile preclinically and in the first in human study. The Company has initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and is currently enrolling the expansion cohort in the Phase 1b portion. The Company’s current development program benefits from the availability of a complementary serum-based biomarker that it expects will help accelerate drug development and reduce risk by allowing the Company to select a pharmacologically active dose. In its Phase 1 clinical trial in healthy volunteers with AVB-500, the Company demonstrated proof of mechanism for AVB-500 in neutralization GAS6. The Company has also generated preclinical data for AVB-500 in both acute myeloid leukemia and certain advanced solid tumors including ovarian, renal, pancreatic, and breast cancers. The Company intends to expand development into additional oncology and fibrotic indications.

In July 2016, Private Aravive was approved for a $20 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant is expected to allow Private Aravive to develop the product candidate referenced above through clinical trials. The CPRIT Grant is effective as of June 1, 2016 and terminates on November 30, 2019. Private Aravive’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Private Aravive will match 50% of funding from the CPRIT Grant. Consequently, Private Aravive was required to raise $10.0 million in matching funds over the three-year project. Private Aravive has raised all of its required $10.0 million in matching funds.

Private Aravive’s award from CPRIT requires it to pay CPRIT a portion of its revenues from sales of certain products, or received from its licensees or sublicensees, at tiered percentages of revenue in the low- to mid-single digits until the aggregate amount of such payments equals 400% of the grant award proceeds, and thereafter at a rate of less than one percent for as long as Private Aravive maintains government exclusivity. In addition, the grant contract also contains a provision that provides for repayment to CPRIT of the full amount of the grant proceeds under certain specified circumstances involving relocation of Private Aravive’s principal place of business outside Texas.

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

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2019 and, its results of operations for each of the three and nine months ended September 30, 2019 and 2018, and cash flows for the three and nine months ended September 30, 2019, and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed by the Company on March 15, 2019 or the Annual Report with the U.S. Securities and Exchange Commission, or the SEC.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

As of January 1, 2019, the Company adopted Accounting Standards Codification or ASC 842 – Leases, as discussed in the section titled “Recent Accounting Pronouncements” of this Note 2.  As a result, the Company added a new significant accounting policy “Leases” as described below.  There have been no other significant changes to the Company’s accounting policies described in the Annual Report.

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

The accompanying unaudited condensed consolidated financial position as of September 30, 2019 and as of December 31, 2018, the results of operations for each of the three and nine months ended September 30, 2019 and 2018, and cash flows for the three and nine months ended September 30, 2019 and 2018 include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007, which was not included as a subsidiary in 2018. After 2015, the Cayman and GmbH subsidiaries became dormant. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's subsidiaries and consolidated operations.

As of September 30, 2019, the Company had a cash and cash equivalents balance of approximately $45.0 million consisting of cash and cash equivalents in highly liquid U.S. money market funds. The Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan.  The Company’s expected primary use of cash will be to fund the Company’s clinical development programs, specifically for its product candidate AVB-500. Since inception, the Company has incurred net losses and negative cash flows from operations supporting the Company’s clinical development programs and related general and administrative expenses. At September 30, 2019, the Company had an accumulated deficit of approximately $465.8 million and working capital of approximately $42.1 million. The Company expects to continue to incur losses supporting its clinical development program and related administrative expenses. The Company anticipates it may need additional financing to support its business plan as it moves forward. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2019 or December 31, 2018.

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

The Company’s financial instruments consist of Level 1 assets as of September 30, 2019. Level 1 assets are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Expenses
Research and development	$120	$95	$318	$1,855
General and administrative	680	1,218	2,471	4,434
Total	$800	$1,313	$2,789	$6,289

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources.  Specifically, the Company includes cumulative foreign currency translation adjustments and net unrealized gains. There was no difference between net loss and comprehensive loss for all periods presented.

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

Revenue Recognition

The Company’s sole source of revenue for 2019 and 2018 was grant revenue related to the CPRIT Grant, which is being recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

For the nine months ended September 30, 2019, the Company has recognized approximately $4.8 million from the CPRIT Grant.  Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of September 30, 2019, the Company had an unbilled receivable from CPRIT of $2.0 million, which is reflected in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Quarterly reclassifications

Certain reclassifications of prior period amounts have been made within the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. Specifically, during the fourth quarter ended December 31, 2018, the Company determined that the amount related to the inducement on build-to-suit lease obligation as reflected within one line in the investing activities section of the unaudited consolidated statement of cash flows for the nine months ended September 30, 2018 included in the Form 10-Q, should have been classified as cash flows provided from financing activities.  There is no impact to the consolidated statements of operations and comprehensive loss or consolidated balance sheets for any of these periods. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued unaudited consolidated financial statements.  Upon revision, cash flows from investing activities for the nine months ended September 30, 2018, decreased by $1.9 million and cash flows from financing activities for the respective period increased by $1.9 million. This adjustment had no impact to the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)-- Targeted Improvements, that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company adopted ASC Topic 842 with the cumulative effect of adoption recognized to accumulated deficit on January 1, 2019, as described in Note 2.

As a result of the adoption of ASC 842 on January 1, 2019, the Company derecognized $8.6 million for the existing asset; $7.3 million for the obligation and $1.3 million to the opening balance of the accumulated deficit. The existing asset and obligation on the consolidated balance sheet resulted from the build-to-suit lease arrangement at 1020 Marsh Road, Menlo Park, California or the 1020 Space, which did not meet the criteria for “sale-leaseback” treatment at the time construction was completed in 2017, and the Company has applied the general lessee transition guidance to this lease. Based on the Company’s assessment of the 1020 Space, qualifies as an operating lease under ASC 842.

Additionally, as a result of adoption of ASC 842, the Company recognized operating lease ROU assets of approximately $10.4 million, $2.1 million of leasehold improvements, an operating lease obligation of $12.6 million and derecognition of deferred rent of $0.1 million as of January 1, 2019.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2019	2018
Preclinical and clinical (1)	$581	$416
Lease receivable	911	606
Unbilled receivable from CPRIT	2,000	—
Other	1	16
Total	$3,493	$1,038

(1)	These prepayments consist primarily of advances to the Company’s contract manufacturers and contract research organizations

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Property and equipment, net (in thousands)

	September 30,	December 31,
	2019	2018
Equipment and furniture	$1,442	$1,442
Buildings, leasehold and building improvements	2,674	134
	4,116	1,576
Less: Accumulated depreciation and amortization	(2,214)	(1,544)
Property and equipment, net	$1,902	$32

Depreciation expense was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019 respectively and approximately $0.7 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. Additionally, as a result of the adoption of ASC 842, the Company recognized accumulated depreciation of approximately $0.5 million for its leasehold improvements associated with the 1020 Space as of January 1, 2019.

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2019	2018
Payroll and related	$1,143	$509
Preclinical and clinical	414	563
Other	—	293
Total	$1,557	$1,365

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2019
	(unaudited)
	Total	Level 1
Assets
Money market funds	$43,711	$43,711

	Fair Value Measurements at December 31, 2018
	Total	Level 1
Assets
Money market funds	$48,389	$48,389

5. Leases

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at the 1020 Space.  The lease commenced in August 2017 for a period of 87 months with one renewal option for a five-year term. The Company did not include the renewal option period as the Company determined it was not reasonably certain the lease would be renewed as of the modification date.

In October 2018, the Company executed a sublease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the sublease commenced on October 30, 2018 and expires August 31, 2020.

During the three and nine months ended September 30, 2019, the Company’s operating lease costs were $0.5 million and $1.6 million, respectively and cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for the nine months ended September 30, 2019 was $2.0 million. As of September 30, 2019, the Company’s operating leases had a weighted average remaining lease term of 4.9 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

As of September 30, 2019, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2019 (3 months remaining)	$677
2020	2,668
2021	2,618
2022	2,697
2023	2,777
Thereafter	2,373
Total operating lease payments	13,810
Less imputed interest	(2,939)
Total operating lease obligations	10,871
Less current operating lease obligations	(2,464)
Noncurrent operating lease obligations	$8,407

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space referenced above. The 1020 Space sublease commenced on October 1, 2018 for 72 months.  EVA is entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. The Company has recorded lease income associated with this sublease of approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively.  During the nine months ended September 30, 2019, cash received from EVA was $1.4 million, which amount was included in other current assets for operating cash flows.

Future base rent and additional rent EVA shall pay to the Company over the sublease term as of September 30, 2019, are as follows (in thousands):

Year Ending December 31,
2019 (3 months remaining)	$637
2020	2,563
2021	2,628
2022	2,695
2023	2,764
Thereafter	2,355
Total	$13,642

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

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective on September 12, 2019.  The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of September 30, 2019, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 1,338,434.  In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2019	1,515,923	$18.65
Options granted	483,328	5.55
Options cancelled	(97,382)	96.15
Options exercised	(2,000)	0.66
Balances, September 30, 2019	1,899,869	$11.35	7.0	$9,294
Outstanding and expected to vest as of September 30, 2019	1,870,009	$11.41	6.9	$9,244
Exercisable as of September 30, 2019	1,490,943	$12.01	6.3	$8,612

Stock Options Granted to Employees

During the nine months ended September 30, 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $4.69 per share. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of September 30, 2019, total unrecognized employee stock-based compensation related to stock options granted was $2.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 3 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

September 30,
2019
Expected volatility	111.0%
Risk-free interest rate	2.4%
Dividend yield	0.0%
Expected life (in years)	6.0

ARAVIVE, INC. (FORMERLY KNOWN AS VERSARTIS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $0.4 million and $0.6 million in compensation expense during the three months ended September 30, 2019 and 2018, respectively and $1.2 million and $2.5 million during the nine months ended September 30, 2019 and 2018, respectively.  As all of the restricted stock vests through 2019 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in prior years vest, the Company will recognize approximately $1.1 million in compensation expense over a weighted average remaining period of 1.4 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(6,142)	$(6,550)	$(13,890)	$(25,379)
Basic and diluted net loss per common share	$(0.54)	$(1.08)	$(1.23)	$(4.23)
Weighted-average shares used to compute basic and diluted net loss per share	11,285	6,040	11,280	5,998

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 15, 2019, and Amendment No. 1 thereto filed on April 30, 2019, or the 2018 Annual Report, with the U.S. Securities and Exchange Commission, or SEC.

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

Overview

We are a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the merger (the “Merger”) with Aravive Biologics, Inc. (“Private Aravive”), we (then known as Versartis, Inc.) were an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

Our focus has been primarily performing research and development activities, including clinical trials, filing patent applications, and raising capital to support and expand these activities. Our headquarters and principal operations are located in Houston, Texas.

Our lead product candidate, AVB-500, is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway. By capturing serum GAS6, AVB-500 starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis.

In our Phase 1 clinical trial with its clinical lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human study. We have initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and is currently enrolling the expansion cohort in the Phase 1b. Our current development program benefits from the availability of a complementary serum-based biomarker that it expects will help accelerate drug development and reduce risk by allowing us to select a pharmacologically active dose. We have also generated preclinical data for AVB-500 in both acute myeloid leukemia and certain advanced solid tumors including ovarian, renal, pancreatic, and breast cancers. We intend to expand development into additional oncology and fibrotic indications.

Recent Developments

On September 27, 2019, we presented positive data from the initial 12 patients of the ongoing Phase 1b portion of our Phase 1b/2 study of AVB-500 in patients with platinum-resistant ovarian cancer treated with 10mg/kg in a late breaking oral presentation at the European Society for Medical Oncology (ESMO) Congress in Barcelona.

The open-label, Phase 1b portion of the study of AVB-500 in patients with platinum-resistant recurrent ovarian cancer enrolled patients into two cohorts, one investigating a combination of AVB-500 with pegylated liposomal doxorubicin (PLD) and the other, a combination with paclitaxel (PAC). In both study groups, AVB-500 treatment led to early proof of concept with overall best response rate (ORR) by investigator determined RECIST v1.1 criteria and durable response in responders. AVB-500 was well tolerated with no dose limiting toxicities (DLT). The data from the initial 12 patients were summarized as follows:

•	Clinical benefit [Partial Response (PR) + Stable Disease (SD)] in 7 out of 12 patients (58 percent)
•	Partial responses (PR) in 5 out of 12 patients (42 percent)
•	The mean response rate in patients treated was 50 percent with AVB-500+PAC, and 33 percent with AVB-500+PLD

•	Three responders had at least 60 percent tumor regression
•	Two responders had more than 80 percent tumor regression
•	The current average treatment duration for responders is 7 months and 4 of 5 patients who responded remain on study
•	Two patients who responded have completed their chemotherapy regimen and are receiving AVB-500 alone

We continue to use Model-Informed Drug Development (MIDD) to guide selection of higher drug doses for evaluation in Phase 1b and identify the optimal drug dose for AVB-500 in the treatment of cancer.

In addition, on September 27, 2019, we also announced, separate from the ESMO presentation, the following information for the 28 evaluable patients in the ongoing expanded Phase 1b portion of our Phase 1b/2 study of AVB-500 in platinum-resistant ovarian cancer patients treated with 10mg/kg.

•	AVB-500 continues to be well tolerated
•	Current response rates correlate with drug exposure (we caution that the statistical significance associated with these estimates is marginal, given the n=28):
•

Peak and trough levels after first dose of AVB-500 appear to predict anti-tumor activity. The relationship of peak drug level with response rate (PR) and clinical benefit rate (PR + SD) were statistically significant with p-values of 0.0236, 0.0337 respectively

•

72.7 percent of patients with peak drug level > 225 mg/L (high drug level) achieved clinical benefit (PR + SD) compared to 17.6 percent with peak drug level <= 225 mg/L (low drug level). At a confidence level of 0.95, the p-value was 0.0118

•	A review of the baseline characteristics and demographics of the patients did not reveal any apparent differences, suggesting that the drug exposure is the primary driver of anti-tumor activity
•	This exposure-response relationship has guided us to study higher doses of the drug in the expansion cohort (15 mg/kg and 20 mg/kg every two weeks)
•	The clinical benefit rate in the initial 28 patients is currently at 61 percent with 25 percent PR. As the data continues to mature, the response rates are subject to change

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes a discussion of our operations for the three and nine months ended September 30, 2019, which reflects the operations of Private Aravive, that are not included in the discussion for the three and nine months ended September 30, 2018 due to the fact that the Merger was consummated in October 2018.  Accordingly, the results of operations reported for the three and nine months ended September 30, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

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

Financial overview

Revenue

We have never generated net income from operations on an annual basis, and, as of September 30, 2019, we had an accumulated deficit of approximately $465.8 million, primarily as a result of research and development and general and administrative expenses. We have never earned revenue from commercial sales of any of our product candidates. We generated grant revenue of approximately $4.8 million for the nine months ended September 30, 2019 and $1.4 million for the year ended December 31, 2018.

In the future, we may generate revenue from a variety of sources, including product sales if we develop products which are approved for sale, license fees, milestones, research and development and royalty payments in connection with strategic collaborations or government contracts, or licenses of our intellectual property.

Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses include payroll and personnel expenses; consulting costs; external contract research and development expenses; and allocated overhead, including rent, equipment depreciation and utilities, and relate to both company-sponsored programs as well as costs incurred pursuant to reimbursement arrangements. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

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

Other than as discussed above, there have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the 2018 Annual Report.

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2019	2018			2019	2018
Revenue:
Grant revenue	$—	$—	$—		$4,753	$—	$4,753
Operating expenses:
Research and development	3,840	1,027	2,813	274%	10,325	8,065	2,260	28%
General and administrative	3,158	5,191	(2,033)	-39%	11,039	16,111	(5,072)	-31%
Total operating expenses	6,998	6,218	780	13%	21,364	24,176	(2,812)	-12%
Loss from operations	(6,998)	(6,218)	780	13%	(16,611)	(24,176)	(7,565)	-31%
Interest income	232	261	(29)	-11%	811	703	108	15%
Other income (expense), net	624	(593)	(1,217)	-205%	1,910	(1,906)	(3,816)	-200%
Net loss	$(6,142)	$(6,550)	$(408)	-6%	$(13,890)	$(25,379)	$(11,489)	-45%

Grant revenue

Grant revenue for the nine months ended September 30, 2019 was $4.8 million which was derived solely from the CPRIT grant for the research and development of AVB-500. There was no grant revenue during the three months ended September 30, 2019.

Research and development expense

Research and development expense increased by $2.8 million, or 274%, to $3.8 million for the three months ended September 30, 2019 from $1.0 million for the same period in 2018. For the nine months ended September 30, 2019 research and development increased $2.3 million, or 28%, to $10.3 million from $8.0 million for the same period in 2018.  The increase in the three and nine months ended September 30, 2019 was primarily due to increased expenses incurred in the clinical, pre-clinical and manufacturing activities of AVB-500 in 2019 compared to the continued winddown expenses in 2018 relating to the somavaratan program which was terminated following the Phase 3 VELOCITY trial failure.

General and administrative expense

General and administrative expense decreased by $2.0 million, or 39%, to $3.2 million for the three months ended September 30, 2019 from $5.2 million for the same period in 2018.  For the nine months ended September 30, 2019 general and administrative expense decreased $5.1 million, or 31%, to $11.0 million from $16.1 million for the same period in 2018.  The decrease was primarily driven by a smaller workforce, absence of Merger related costs and other operating expenses as a result of the termination of the somavaratan program following the Phase 3 VELOCITY trial failure. The decrease is partially offset by an increase in our operating lease expenses in 2019 related to the adoption of the new lease accounting standard.

Other income (expense), net

Other expense, decreased by $1.2 million, or 205%, to $0.6 million of other income for the three months ended September 30, 2019 from $0.6 million of other expense for the same period in 2018. For the nine months ended September 30, 2019 other expense decreased $3.8 million, or 200%, to $1.9 million of other income from $1.9 million of other expense for same period in 2018. This decrease in other expense for both the three and nine months ended September 30, 2019 was primarily due to sublease income of approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2019 respectively and a reduction in interest charges related to our build-to-suite lease obligation which was accounted as part of general and administrative expense in 2019 due to the adoption of the new lease accounting standard.

Liquidity and capital resources

Since our inception and through September 30, 2019, we have financed our operations through private placements of our equity securities, debt financing, CPRIT grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015 and October of 2016, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At September 30, 2019, we had cash and cash equivalents of approximately $45.0 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Private Aravive, we acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital has been to fund our clinical development programs, specifically for our product candidate AVB-500. During the nine months ended September 30, 2019 we have received approximately $2.6 million of additional funding from our CPRIT research grant. At September 30, 2019, we have an unbilled receivable balance from CPRIT of $2.0 million.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months
	September 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(12,009)	$(20,480)
Investing activities	—	—
Financing activities	14	1,948
Net decrease in cash and cash equivalents	$(11,995)	$(18,532)

Cash used in operating activities

Net cash used in operating activities was $12.0 million and $20.5 million during the nine months ended September 30, 2019 and 2018, respectively. Cash used in operating activities in 2019 is primarily attributable to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities in 2019 decreased significantly compared to 2018 due to the termination of a number of supplier contracts that occurred in 2018 partially offset by the receipt of CPRIT funds of approximately $2.6 million in the first three quarters of 2019.

Cash used in investing activities

Net cash used in investing activities was zero during each of the nine months ended September 30, 2019 and 2018.

Cash provided by financing activities

Net cash provided by financing activities was $14 thousand and $2.0 million during the nine months ended September 30, 2019 and 2018, respectively. Cash provided by financing activities in 2018, primarily relates to inducement payments received from the landlord of our leased facility in Menlo Park, California and proceeds from issuance of common stock in connection with employee benefit plans.

As of September 30, 2019, we had cash and cash equivalents of approximately $45.0 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on our current business plan.

Contractual obligations and commitments

During the nine months ended September 30, 2019, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2019, we had cash and cash equivalents of approximately $45.0 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2019 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2019.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of approximately $465.8 million. Other than our financial statements for the quarter ended September 30, 2019 and year ended December 31, 2018, our historical financial statements are solely those of Versartis, Inc., our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2019, we had approximately $45.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

A significant portion of our funding has been through a grant Private Aravive received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. CPRIT has granted subsequent to the end of the quarter an extension of its grant termination date from May 31, 2019 to November 30, 2019. After the termination date, our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. We have received $18.0 million of the grant proceeds and expect to expend all of the grant award proceeds by the agreement termination date. We have recorded a CPRIT receivable balance of $2.0 million for the remaining grant award for reimbursement of eligible expenses.

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

If we fail to maintain compliance with any such requirements that may apply to us now or in the future, we may be subject to potential liability including CPRIT Grant repayment obligation, which could result in significant expense to us.

Risks Related to the ownership of our common stock

Our stock price may be volatile, and investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past and may be volatile in the future. From January 1, 2015 through September 30, 2019, the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	2019 Equity Incentive Plan	S-8	333-233866	99.1	9/20/19

10.1	Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-233866	99.2	9/20/19

10.2	Form of Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock unit Award Agreement	S-8	333-233866	99.3	9/20/19

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: November 7, 2019	/s/ Jay P. Shepard
Jay P. Shepard Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: November 7, 2019	/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)