Form 10-K
period 2019-12-31
Aravive, Inc.
filed 2020-03-27
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $45,315,713.

The number of shares of registrant’s Common Stock outstanding as of March 16, 2020 was 15,015,932.

Documents incorporated by reference: None

i

PART I

GENERAL

Unless otherwise indicated, all references to “Aravive,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K refer to Aravive, Inc.(the combined company formerly known as Versartis, Inc.) and references to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of the Merger.

“Aravive®” and our other registered and common law trade names, trademarks and service marks are the property of Aravive, Inc. Other trade names, trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

We may announce material business and financial information to our investors using our investor relations website at http://ir.aravive.com/investors/financial-information. We therefore encourage investors and others interested in Aravive to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

Item 1. Business.

Merger of Versartis, Inc. and Aravive Biologics, Inc.

On October 12, 2018, we, then known as Versartis, Inc. and Aravive Biologics, Inc. or Private Aravive, completed a merger and reorganization, or the Merger, pursuant to which Private Aravive survived as our wholly owned subsidiary.  In connection with the completion of the Merger, on October 15, 2018, we changed our name from Versartis, Inc.  to “Aravive, Inc.” and on October 16, 2018, we effected a reverse split of our common stock at a ratio of 1-for-6, or the Reverse Split. On October 16, 2018, our common stock began trading on the Nasdaq Global Market under the symbol “ARAV.” Unless otherwise stated, all share and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Split.

Overview

We are a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

Our lead product candidate, AVB-500, is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway by binding GAS6. By capturing serum GAS6, AVB-500 starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis.

Our current development program benefits from the availability of a proprietary serum-based biomarker that we expect will help accelerate drug development by allowing us to select a pharmacologically active dose.

In our completed Phase 1 clinical trial with our clinical lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial in healthy volunteers. In December 2018, we initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and are currently enrolling the expansion cohort in the Phase 1b. In August 2018, the FDA granted fast track designation to AVB-500 for platinum-resistant recurrent ovarian cancer. In January 2020, we announced that the FDA has cleared our Investigational New Drug (IND) application for investigation of AVB-500, in the treatment of our second oncology indication, clear cell renal cell carcinoma (ccRCC).

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we have decided to amend our clear cell renal cell carcinoma (ccRCC) trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (PROC) trial and the initiation of the 20 mg/kg dosing cohort.  While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies.  We will pause new enrollment in its IgA nephropathy (IgAN) trial until the risk of unnecessary exposure of patients to COVID-19 is decreased.

In 2016, Private Aravive was approved for a $20 million Product Development Award from the Cancer Prevention & Research Institute of Texas, or CPRIT, which is one of the largest single grants that CPRIT has awarded to date based on information published on CPRIT’s website. All our revenue for the years ended December 31, 2019 and 2018 was grant revenue received from CPRIT.

Phase 1 Clinical Trial

In 2018, we completed our Phase 1 clinical trial with our lead protein, AVB-500, in 42 dosed normal healthy volunteers. Subjects in the Phase 1 trial were given single ascending intravenous, or IV, doses and 4 weekly repeat IV doses of AVB-500. The primary objective of the trial was to evaluate the safety and tolerability in healthy subjects of intravenously administered AVB-500. Secondary objectives were to characterize the pharmacokinetics and pharmacodynamics of intravenously administered AVB-500 over a range of dose levels and at a single dose level (5mg/kg) for a total of 4 weekly doses.

There were no adverse events, or AEs, classified as serious and no dose-related AEs. Treatment-emergent AEs were generally mild, transient, and self-limiting. No anti-drug antibodies were noted. As anticipated from preclinical studies, a maximum tolerated dose was not reached and AVB-500 was well-tolerated across all doses (1-10mg/kg single doses and 4 weekly 5mg/kg doses). The clinical trial met the safety and tolerability endpoints for the trial and demonstrated clinical proof-of-mechanism for AVB-500 at all doses in neutralizing GAS6, as all doses tested in human subjects suppressed serum GAS6 for at least one week. Serum GAS6 levels were suppressed until 22 and 29 days following the 5 mg/kg and 10 mg/kg doses, respectively. Weekly administration of 5mg/kg resulted in suppression of sGAS6 in 4 out of 6 subjects for at least 3 weeks after the fourth dose.

Note: AVB-500 is AVB-S6-500

By conducting the Phase 1 trial in healthy volunteers, we expect that we will not need to conduct any additional Phase 1 studies for other indications in which AVB-500 is the product candidate, and instead expect to have the ability to have as our first clinical trial for such other indications a Phase 1b or Phase 2 trial, pending FDA review.

First Oncology Indication - Ovarian Cancer and Current Market Opportunity

Ovarian cancer ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system.  According to the American Cancer Society, it is estimated that in 2020 there will be approximately 21,750 new cases of ovarian cancer diagnosed in the United States and approximately 13,940 ovarian cancer deaths in the United States. A woman’s risk of getting ovarian cancer during her lifetime is about 1 in 78. Her lifetime chance of dying from ovarian cancer is about 1 in 108.  Ovarian cancer accounts for just 2.5% of all female cancer cases, but 5% of cancer deaths because of the disease’s low survival rate. Due to the nonspecific nature of disease symptoms, currently the majority of ovarian cancer patients are diagnosed with advanced-stage disease, at which point their prognosis is poor. Improving the ability to detect ovarian cancer early is a research priority, given that women diagnosed with localized-stage disease have more than a 90% five-year survival rate.

Current standard of care treatments for ovarian cancer include surgery and chemotherapy (cisplatin and carboplatin). The median progression free survival rate for patients given standard of care (paclitaxel or doxil/pegylated liposomal doxirubicin) to treat platinum-resistant recurrent ovarian cancer is 3-4 months with a median overall survival of 9-12 months. Targeted therapies include bevacizumab (Avastin), and other drugs, such as immune checkpoint inhibitors, are being investigated as well. Drugs that inhibit the enzyme PARP-1 (called PARP inhibitors) have been approved for patients with ovarian cancer caused by mutations in BRCA1 and BRCA2 or as maintenance treatment following a platinum-based chemotherapy. New evidence shows that ovarian cancers can also become resistant to treatment with PARP inhibitors, and research is being conducted in the field to find ways to counteract this process.

Decision Resources Group in its July 2018 Ovarian Cancer Disease Landscape and Forecast estimates the ovarian cancer market to grow at an annual compound rate of 14% during the 2017-2027 period from approximately $1.4 billion to $5.3 billion in the seven major markets, which comprise the United States, France, Germany, Italy, Spain, the United Kingdom and Japan.

Overview of Our Phase 1b portion of the Phase 1b/2 Clinical Trial

In December 2018, we began treating patients in the Phase 1b portion of our Phase 1b/2 clinical trial combining AVB-500 with standard-of-care therapies (specifically, paclitaxel (“Pac”), and pegylated liposomal doxorubicin (“PLD”)) in patients with platinum- resistant recurrent ovarian cancer. The decision to select platinum-resistant recurrent ovarian cancer as our first indication was based upon the preclinical data that we had generated with AVB-500 in platinum resistant ovarian cancer, the fact that platinum resistant ovarian tumors are highly AXL positive and the high unmet medical need for effective therapies to treat platinum resistant ovarian cancer. In August 2018, the FDA granted fast track designation to AVB-500 for platinum-resistant recurrent ovarian cancer.

The Phase 1b portion of the Phase 1b/2 clinical trial is designed, in part, to confirm the dosing regimen predicated on the Phase 1 trial in healthy volunteers and to identify the dose to investigate in the Phase 2 portion of the trial. The primary objective of the Phase 1b portion of the Phase 1b/2 clinical trial is to assess the safety and tolerability of AVB-500 in combination with Pac and PLD, and secondary objectives are to assess PK/PD (serum GAS6 levels), efficacy, and potential immunogenicity of AVB-500. Exploratory objectives include efficacy endpoints in biomarker (GAS6, AXL) defined populations based on expression of those biomarkers in serum and/or tumor tissue.

In July 2019, we announced the results of an independent safety monitoring committee review of data from the initial 12 patients of the ongoing Phase 1b portion of our Phase 1b/2 trial of AVB-500 in platinum-resistant recurrent ovarian cancer patients. The committee unanimously agreed that AVB-500 was well-tolerated and serum GAS6 levels were suppressed throughout the 2-week dosing interval in each of the two cohorts, and recommended the trial continue as planned and enroll additional patients into each cohort to collect additional preliminary efficacy, safety, biomarker and PK/PD data at the current dose of 10mg/kg.

Data from the Initial Twelve Patients of the Ongoing Phase 1b Presented in September 2019

In September 2019, we presented positive data from the initial 12 patients of the ongoing Phase 1b portion of the trial in a late breaking oral presentation at the European Society for Medical Oncology (ESMO) Congress in Barcelona.  The Overall Response Rate (ORR) in patients given AVB-500 and either of the two chemotherapies (PAC or PLD) was found to be higher than the typical rate for PAC or PLD alone and AVB-500 was well-tolerated.  We also reported a finding of exposure-response relationship from the analysis of preliminary data from initial 28 patients (including the initial 12 patients) in September 2019.  The analysis suggested that higher AVB-500 blood levels were likely to result in higher clinical benefit rate in patients and higher peak and trough levels in patients after first dose of AVB-500 appeared to predict anti-tumor activity. The finding guided us to study higher doses of the drug and the Company expanded the Phase 1b program to study 15 mg/kg and 20 mg/kg dose levels.

Data from the Initial 31 Patients of the ongoing Phase 1b Presented in November 2019

In November 2019, we reported positive data from the initial 31 patients of the ongoing Phase 1b portion of the trial. The data from the first 31 patients treated at the 10mg/kg dose affirm earlier findings on the relationship between AVB-500 levels and anti-tumor response. In this data analysis, serum drug levels of AVB-500 > 13.8 mg/L at Cycle 1 Day 15 (defined as the minimal efficacious concentration or MEC) were found to be strongly predictive of anti-tumor activity with statistically significant correlation to progression-free survival (PFS; p=0.0066). PFS is the primary endpoint for platinum-resistant ovarian cancer clinical trials.

At the 10 mg/kg dose, patients that met or exceeded the minimal efficacious concentration (MEC) of AVB-500 (17 out of 31 patients) demonstrated a greater than four-fold increase in median PFS over those with low exposure (8.1 vs. 1.8 months; p=0.0016) and approximately two-fold improvement in ORR (29% vs. 14%), including one complete response (CR). Patients who achieved the MEC of AVB-500 in their blood also showed improvements in duration of response (from 7.6 to 3.9 months) and clinical benefit rate (CBR defined as ORR + SD) (82% vs. 43%), with reduced chance of progressing by 3.2-fold (from 57% to 18%).

The baseline characteristics, demographics, and safety parameters were comparable between patients who achieved the minimal efficacious concentration and those who fell below that threshold. The analysis shows that the clinical benefit at this dose level in the trial can be primarily attributed to AVB-500 exposure.

The analysis of the best overall response by investigator determined RECIST v1.1 criteria data are summarized in the table below:

*	Above vs. Below MEC of 13.8mg/L at the first trough measurement (Cycle 1 Day 15), respectively
**	Cautionary note - the data analyses were conducted on a small patient population (n=31)

Other notable findings:

•

The patient with CR achieved the MEC of AVB-500 and was on paclitaxel. She had a baseline serum GAS6 level that was typical of the platinum-resistant ovarian cancer population and 2-fold higher than that observed in healthy volunteers. She also exhibited poor prognostic factors, including two prior lines of therapy and platinum-free interval of less than 3 months.

•	Among the patients who responded to AVB-500, four of seven remained responders and on study, and two patients were on AVB-500 alone for approximately 5 months as of the end of October 2019.
•

Among the 13 patients whose best response was SD, four achieved the MEC of AVB-500 and were still on study at the end of October 2019. One SD patient, whose trough level was below the minimal efficacious concentration, did not progress but withdrew consent. Because the trial is still ongoing and includes only patients above the MEC, duration of response and PFS may continue to evolve.

•	Safety data from the initial 31 patients:
▪	AVB-500 (10mg/kg) was well-tolerated
▪	No serious and unexpected adverse reactions
▪	No dose limiting toxicities
▪	Infusion reactions managed by premedication regimen

Enrollment of Patients at Higher Doses

The data from the initial 31 patients of the ongoing Phase 1b portion of the trial confirm our strategy to investigate higher doses in the current Phase 1b portion of the Phase 1b/2 clinical trial to determine if a greater proportion of patients can exceed the MEC. According to our modeling, a dose of 20 mg/kg should allow greater than 90% of the patients to achieve the MEC. We have treated 6 patients with 15mg/kg and anticipate treating an additional 12 patients with 20mg/kg. The safety and efficacy profile seen in the small number of patients in the 15 mg/kg dose cohort is consistent with the hypothesis generated from the 10 mg/kg dose cohort.

In February 2020, we announced that an independent data monitoring committee reviewed the open-label data following the first 28-day treatment cycle for the three patients in each of the two 15 mg/kg dosing cohorts of the Phase 1b portion of the Phase 1b/2 clinical trial and unanimously recommended the trial continue as planned with enrollment of patients into the 20mg/kg dose cohorts. The DMC did not identify any safety concerns with AVB-500. We anticipate treating an additional 12 patients with 20mg/kg. With the expansion, the Phase 1b portion of the trial is expected to enroll 58-64 patients.

We anticipate reporting safety and PK data from the Phase 1b portion of the Phase 1b/2 clinical trial in mid-2020.

Planned Phase 2/3 Clinical Trial Following Completion of Phase 1b Dose Escalation

With the expansion of the Phase 1b portion of the trial, the Phase 2 portion of the Phase 1b/2 clinical trial is expected to enroll the first patient in the second half of 2020 and will be a double-blind, randomized, controlled trial comparing AVB-500 plus standard of care (PLD or Pac) to standard of care alone (PLD or Pac + placebo). This Phase 2 portion is expected to enroll approximately 120 patients who will be randomized on a 2:1 basis to experimental arm versus control arm. The primary objective of the Phase 2 portion of the Phase 1b/2 clinical trial is to assess anti-tumor activity of AVB-500 in combination with Pac or PLD as a measure by progression free survival (PFS). Secondary objectives include assessment of PK/PD and additional efficacy endpoints (objective response rate (ORR), overall survival (OS), duration of response (DOR), clinical benefit rate (CBR)). Depending on the results of the expanded Phase 1b trial, we may seek advice from FDA regarding the potential to make the randomized, controlled, blinded portion of the trial registration enabling.

Second Oncology Indication-Clear Cell Renal Cell Carcinoma (ccRCC)

Clear Cell Renal Cell Carcinoma and Current Market Opportunity

Kidney cancer is a leading cause of cancer-related deaths in the United States and is among the 10 most common cancers in both men and women. Metastasis to distant organs including the lung, bone, liver and brain is the primary cause of death in kidney cancer patients as only 12% of metastatic kidney cancer will survive past 5 years.  According to the American Cancer Society, it is estimated that there will be approximately 73,750 new cases of kidney cancer and 14,830 people will die from this disease in the United States during 2020.

Clear cell renal cell carcinoma (ccRCC) is a cancer of the kidney.  The name "clear cell" refers to the appearance of the cancer cells when viewed with a microscope. Clear cell renal cell carcinoma occurs when cells in the kidney quickly increase in number, creating a lump (mass).  Though the exact cause of clear cell renal cell carcinoma is unknown, smoking, excessive use of certain medications, and genetic predisposition conditions, e.g. von Hippel Lindau syndrome which involves genetic mutation in VHL, a tumor suppressor gene controlling tumor initiation in ∼90% of ccRCC tumors, may contribute to the development of this type of cancer.

Treatment often begins with surgery to remove as much of the cancer as possible, and may be followed by radiation therapy, chemotherapy, biological therapy, or targeted therapy. Most kidney cancer is chemotherapy and radiation resistant, resulting in a large unmet need for treatment therapies.

Planned Phase 1b/ 2 Clinical Trial

In February 2019, we announced our plans to develop AVB-500 in our second oncology indication, ccRCC. The decision to select ccRCC as our second indication was based upon the strong preclinical data that we had generated with AVB-500 and the fact that AXL expression in primary tumors of ccRCC patients has been shown, in, third party studies as well as our own studies (Rankin et al, Direct regulation of GAS6/AXL signaling by HIF promotes renal metastasis through SRC and MET, PNAS September 16, 2014 vol. 111 no. 37 13373–13378), to correlate with aggressive tumor behaviors.

On January 13, 2020, we announced that we had received FDA clearance of our IND for investigation of our lead candidate, AVB-500, in the treatment of ccRCC. The trial has a Phase 1b safety portion and a Phase 2 randomized, controlled portion.  The Phase 1b portion will investigate the safety and tolerability of escalating doses of AVB-500 in combination with cabozantanib (with the ability to increase/ decrease dose based on tolerability) in up to 18 patients with advanced clear cell renal cell carcinoma that have progressed on or after or were intolerant to front-line treatment.  The primary endpoints for the Phase 1b portion of the clinical trial are safety, pharmacokinetic and pharmacodynamic measurements with secondary endpoints including preliminary activity measures.  The Phase 2 portion of the clinical trial will investigate the recommended Phase 2 AVB-500 dose identified during the Phase 1b portion in combination with cabozantinib versus cabozantinib alone in 90 patients with advanced ccRCC that have progressed on or after or were intolerant to front-line treatment. The Phase 2 portion will be controlled and randomized with a primary endpoint of progression free survival (PFS) and secondary endpoints of overall response rate (ORR), duration of response (DOR), clinical benefit rate (CBR) and overall survival (OS). The clinical trial will also explore AVB-500 effects on biomarkers (GAS6) in serum. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we have decided to skip the 10mg/kg dose initially planned. Given the safety profile seen with the 15 mg/kg dosing cohort of the platinum-resistant ovarian cancer trial and the initiation of the 20 mg/kg dosing cohort in the PROC trial, we intend to amend the ccRCC trial to initiate dosing patients at a higher dose after iDMC review of the 20 mg/kg cohort in the PROC trial. While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose and assuming the COVID-19 situation does not interfere with patient recruitment and retention.

Non-Oncology Indication-IgA Nephropathy

IgA Nephropathy and Current Market Opportunity

IgA Nephropathy (IgAN) is a nonsystemic renal disease that is characterized by predominant IgA deposition in the glomerular mesangium, causing mesangial cell proliferation and fibrosis. IgAN is the most common cause of primary glomerulonephritis and responsible for 10% of patients on dialysis affecting approximately 150,000-180,000 people in the United States. Up to 50% of patients with IgAN develop end-stage renal disease and require dialysis within 20 years of diagnosis. There is a high unmet medical need for treatment for IgAN as there are currently no therapies approved for treatment of IgAN.

Phase 2a Proof of Concept Trial in IgAN Patients

In February 2019, we announced our intent to develop AVB-500 for potential use in patients with IgAN. On December 20, 2019, we announced initiation of the Phase 2a kidney fibrosis trial. The clinical trial with AVB-500 in patients with IgAN is a small open label clinical trial of 12-24 patients with IgAN treated for a 3-month period with 6 doses of AVB-500, with our ability to increase doses based upon data. We anticipate that the clinical trial will be performed at clinical sites in both the United States and the Ukraine. The primary objectives of the clinical trial will be to evaluate the safety and tolerability of AVB-500 in patients with IgAN and to assess the efficacy of AVB-500 in patients with IgAN at a dose that has the desired pharmacokinetic/pharmacodynamic profile. Secondary objectives will be to evaluate and compare changes in pharmacokinetic, pharmacodynamic, anti-drug antibodies and neutralizing antibody responses. The clinical trial will monitor proteinuria, hematuria and other renal functions. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we will pause new enrollment in the IgA nephropathy (IgAN) trial until the risk of unnecessary exposure of patients to COVID-19 is reduced.

Role of GAS6 In IgAN

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

Investigator Sponsored Trials

In May 2019 we entered into an institution sponsored clinical trial agreement with M.D. Anderson Cancer Center for the use of, and our supply of, AVB-500, in combination with AstraZeneca Pharmaceuticals LP’s medicinal product durvalumab in a Phase 1/2 trial being conducted by the M.D. Anderson Cancer Center for the treatment of patients with platinum-resistant, recurrent epithelial ovarian cancer.

In March 2020, we announced that the first patient was dosed in a Phase 1/2 trial for the use of, and our supply of, AVB-500, in combination with EMD Serono’s medicinal product avelumab being conducted by the University of Oklahoma for the treatment of patients with advanced urothelial cancer (COAXIN trial).

Other Indications

We expect, subject to sufficient funding, to initiate additional clinical trials. Such additional clinical trials may involve combining AVB-500 with standard of care in a number of tumor types in addition to ovarian cancer and ccRCC, triple negative breast cancer, acute myeloid leukemia, and pancreatic cancer. We are also considering conducting studies in non-oncology indications such as lung or liver fibrosis in addition to the clinical trial with patients with IgAN.

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

In preclinical studies conducted in Dr. Giaccia’s laboratories at Stanford University, Dr. Giaccia was able to demonstrate that the immune response generated by loss of AXL leads to adaptive immune resistance through PD-L1 expression and Treg (regulatory T cells) infiltration. This resulted in tumors that became sensitive to checkpoint immunotherapy when they were previously resistant. Thus, GAS6-AXL pathway inhibitors, in combination with radiation or chemotherapy and immunotherapy, may be a promising treatment regimen and may restore anti-tumor immune response.

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

Approaches to Inhibiting the GAS6/AXL Signaling Pathway

RTK - receptor tyrosine kinase

mAb - monoclonal antibody

Preclinical Results

Our AVB-S6 proteins have been shown to bind GAS6 with higher affinity than the endogenous AXL protein and inhibit GAS6/AXL signaling. Initial preclinical pharmacology studies were conducted with a variety of engineered AVB-S6 proteins. The preclinical program demonstrated that high GAS6 binding affinity was critical and correlative with the ability of AVB-S6 to inhibit metastasis and disease progression in vivo. AVB-S6 proteins have demonstrated significant efficacy in mouse models of metastatic ovarian, breast, renal, and pancreatic cancers.

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

Once the development candidate, AVB-500, was selected, in vitro and in vivo pharmacology studies were conducted to demonstrate that AVB-500 had the same biological activity as the other AVB-S6 proteins.

Biomarker

GAS6 expression in tumors has been reported to be an adverse prognostic factor in several cancers, including urothelial, ovarian, lung adenocarcinoma, gastric cancer, glioblastoma, oral squamous cell carcinoma, liver carcinoma, and renal cell carcinoma. In studies conducted by us, AVB-S6 proteins bind GAS6 with higher affinity than the endogenous AXL protein and prevent GAS6 signaling at the AXL receptor. Preclinical efficacy data for the AVB-S6 program demonstrated a relationship between reduced serum GAS6 and an anti-metastatic effect. We have developed an assay designed to measure GAS6 levels in the blood before and after dosing of our development candidate. In the presence of a pharmacologically active dose of AVB-S6, serum GAS6 has not been detectable. Thus, GAS6 levels in the blood of patients may be a pharmacodynamic biomarker that can aid AVB-S6 dose selection and potentially serve as a predictive biomarker for response to treatment with AVB-S6.

The following graphic indicates the relationship between AVB-500 protein levels and GAS6 levels in blood from humans participating in the AVB-500 first in human trial.

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

Since September 2017, we have relied on a third party contract manufacturer to manufacture clinical bulk drug substance and drug product of AVB-500 using a cell line and process developed by our contract manufacturer that has been licensed to us on a non-exclusive basis. We have manufactured enough AVB-500 to dose approximately 400 patients for a six-month period, which is expected to be sufficient to complete the planned Phase 1b/Phase 2 ovarian cancer trial. The clinical bulk drug substance and drug product is manufactured pursuant to the terms of a five year Master Manufacturing Services Agreement that we entered into with our contract manufacturer in July 2016, which agreement automatically renews for successive one (1) year periods, unless either party provides written notice to the other party of its desire not to renew at least 90 days prior to the expiration of the then-current term.  The Master Manufacturing Services Agreement is terminable by us upon 45 days prior written notice, by our contract manufacturer Limited upon 180 days prior written notice provided that all statements of work in progress at such time are completed and upon 60 days prior written notice upon a breach of the terms of the agreement if such breach is not cured within such 60 day period.

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

Research and Development

We have made and will continue to make substantial investments in research and development. Our research and development expenses totaled $12.8 million and $11.1 million for the years ended December 31, 2019 and 2018, respectively.

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

At this time, there are no FDA or European Medicines Agency approved therapies targeting GAS6. We believe this mechanism of action represents a novel approach to inhibiting tumor growth and metastasis, as well as addressing tumor immune evasion and resistance to other anticancer agents. Exelixis, Inc. markets cabozantinib, a Tyrosine Kinase Inhibitor which is the only currently marketed compound that inhibits AXL in addition to inhibiting several other kinases. We are aware of a number of companies focused on developing AXL inhibitors in various indications, including BerGenBio ASA, Astellas Pharma Inc., Mirati Therapeutics, Inc., Les Laboratoires Servier, SAS, Eli Lilly and Company, Bristol-Myers Squibb Company, Tolero Pharmaceuticals, Inc., Ignyta, Inc., as well as several companies addressing AXL inhibitors, and PARP 1/2 inhibitors and related signaling pathways.

Our competition may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting, including ovarian cancer, renal cell carcinoma and IgAN. Many of our potential competitors, alone or with their strategic partners may have substantially greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personal, establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies complementary to, or necessary for our programs.

There are no approved drugs for the treatment of IgA nephropathy and a few therapies are currently in development.  Three current development programs target the complement pathway: Omeros Corporation is conducting a phase 3 clinical trial with an injectable MASP-2 inhibitor; Novartis AG is conducting a phase 2 clinical trial with their oral compound, LNP023; and Apellis Pharmaceuticals, Inc. is conducting a phase 2 clinical trial with APL2. Two other programs target B cell activity: EMD Serono Research & Development Institute, Inc. is testing Atacicept in a phase 2 clinical trial and Visterra Inc. is in the midst of testing VIS649in a phase I healthy volunteer clinical trial.  AVB-500 has a mechanism of action unique from these other therapies.

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

CPRIT Grant

In 2016, Private Aravive was approved for a $20.0 million grant, or the CPRIT Grant, from CPRIT for development of AVB-S6. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement whereby Private Aravive was required to match $0.50 for every $1.00 from CPRIT. Consequently, Private Aravive was required to raise $10.0 million in matching funds, and it raised $11.4 million since 2016. The grant award, as is customary for all CPRIT awards, contains a requirement that Private Aravive pay CPRIT a tiered royalty on sales of commercial products developed using CPRIT funds equal to a low- to mid-single digit percentage of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. After 400% of the grant award proceeds has been paid, Private Aravive Biologics will be obligated to pay CPRIT a royalty of less than one percent for as long as Private Aravive maintains government exclusivity. The CPRIT Grant contract terminated on November 30, 2019. After the termination date, we are not permitted to retain any unused grant award proceeds without CPRIT’s approval, but our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events  and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect of our CPRIT project  take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three year period after the date of final payment of grant funds (which final payment has not yet occurred), we are required to repay to CPRIT all grant funds received. We have received $18.4 million of the grant award proceeds and have expended all of the grant award proceeds by the agreement termination date. We have recorded a CPRIT receivable balance of $1.6 million as of December 31, 2019 in other current assets for the remaining grant award for reimbursement of eligible expenses.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights. We also rely on trade secrets relating to our technology and know-how to develop, strengthen and maintain our proprietary position in the field of targeting the GAS6-AXL pathway for the identification and development of therapeutic candidates for cancer therapy and fibrosis. In addition, we rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We also utilize trademark protection for our company name and expect to do so for products and/or services as they are marketed.

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

Our patent position with respect to the GAS6-AXL program is comprised of eight comprehensive patent portfolios containing composition of matter claims relating to novel GAS6-binding fusion proteins, claims to reagents and methods for determining susceptibility or likelihood of a tumor to become invasive and/or metastatic, and claims to the use of our novel fusion proteins for the treatment of various oncological conditions, as well as antiviral and antifibrotic disorders. Our license agreement with Stanford University provides us with exclusive rights to intellectual property, or IP, that is either solely owned by Stanford (Portfolio I below) or co-owned by Stanford and us (Portfolios II, III, and V below). We also have rights to IP that we solely own (Portfolio IV and VI-VIII below)

As of February 28, 2020, we have exclusive rights to 31 issued patents (including the 18 validated EP countries) and six pending patent applications that are the subject of the license agreement with Stanford University. The expiration date for those patents/patent applications is 2031. We also have exclusive rights to 23 issued patents (including the 18 validated EP countries) and 10 pending applications that are jointly owned with Stanford University and that are the subject of the license agreement with Stanford. The expiration dates for those patents/patent applications range from 2033-2035. We have one issued patent and two pending patents that we solely own. The expiration dates for those patents range from 2035-2038. Additional details on our relevant portfolios is provided below:

•

Portfolio I— “Inhibition of AXL Signaling in Anti-Metastatic Therapy” 13 Granted Patents*—6 Pending Applications US8618254, US9074192, US9266927, US20160108378, AU2011207381, BR112012018022-3, CA2786149, CN-ZL201180014940, CN201610819620.7, EP2525824 (*Validated in 18 EP countries), EP17159334.6, HK 1242355 (Recorded), HK 1245806 (Recorded), IN6649/CHENP/2012, JP5965322, KR 127996-6, KR10-20197004772, RU2556822, ZA2012/04866, ZA2013/07676

•	Portfolio II— “Inhibition Of AXL/GAS6 Signaling in the Treatment Of Disease” 1 Granted US Patent—1 Pending US Application US9,879,061, US20180094034

•

Portfolio III— “Modified AXL Peptides and Their Use in Inhibition of AXL Signaling in Anti- Metastatic Therapy” 4 Granted Patents**—5 Pending Applications US9822347, US15/783,850, AU2013359179, AU2017272193, CA2894539, EP13862780.7 (**Validated in 18 EP countries), EP17196662.5, JP2015-547567, JP2018098435, HK 181151327 (Recorded)

•	Portfolio IV— “Antiviral Activity of GAS6 Inhibitor” 1 Granted US Patent 1 Pending Application US10137173, CA2909609

•	Portfolio V— “Antifibrotic Activity of GAS6 Inhibitor” 4 Pending Applications US15/535,995, AU2015364437, CA2971406, EP15871120.0 HK181041704 (Recorded)

•	Portfolio VI— “Methods of Treating Metastatic Cancers Using Axl Decoy Receptors” 1 Pending Application PCT/US2018/059218

•	Portfolio VII— “Methods of Treating Immunoglobulin A Nephropathy (IgAN) Using Axl Decoy Receptors” Pending Application US62/818107

•	Portfolio VIII— “Methods of Treating Clear Cell Renal Cell Carcinoma (ccRCC) Using Axl Decoy Receptors” 1 Pending Application US62/957622

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

•	potential FDA audit of the nonclinical trial and clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. It is unclear how these challenges and other efforts to repeal and replace the Affordable Care Act will impact our business in the future.

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

Employees

Our management and scientific teams possess considerable experience in drug discovery, research, manufacturing, clinical development and regulatory matters. Our research team includes Pharm.D. Ph.D.-level scientists with expertise in cancer biology. As of December 31, 2019, we had 17 employees, 16 were full-time employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in December 2008 under the name Versartis, Inc. and completed our initial public offering in March 2014. Private Aravive was incorporated under the laws of the State of Delaware in April 2007, originally under the name of Hypoximed, Inc, which name was changed to Ruga Corporation in July 2009 and changed to Aravive Biologics, Inc. in October 2016. On October 12, 2018, we, then known as Versartis, Inc. and Private Aravive, completed the Merger, pursuant to which Private Aravive survived as our wholly owned subsidiary.  In connection with the completion of the Merger, on October 15, 2018, we changed our name from Versartis, Inc.  to “Aravive, Inc.”

Available Information

Our website address is www.aravive.com.  We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the Securities and Exchange Commission, or SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at http://ir.aravive.com/investors/financial-information. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K

The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report on Form 10-K, including the section titled “Cautionary Note Regarding Forward-Looking Statements,” and Part II, Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

Private Aravive was founded in 2007, and its operations to date have been primarily limited to organizing and staffing its company and developing its only product candidate, AVB-500. Private Aravive has not yet successfully completed any clinical trials in the target patient population, obtained marketing approval, manufactured AVB-500 product at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize AVB-500. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of approximately $470.1 million. Other than our financial statements for the year ended December 31, 2019 and part of the fourth quarter of 2018, our historical financial statements are solely those of Versartis, Inc., and our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October 2016, and December 2019 as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. A significant portion of Private Aravive’s funding has been through a $20 million grant it received from CPRIT. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

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

To date, our only completed clinical trial with AVB-500 has been our completed Phase 1 clinical trial with 42 dosed subjects. We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for our product candidate. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of December 31, 2019, we had approximately $65.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We expect that significant additional capital will be needed in the future to continue our planned operations and commercialize AVB-500. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming its stock or making investments.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, our manufacturing and clinical trial expenses, which are anticipated to be significant, may fluctuate significantly quarter to quarter based upon whether or not we are engaged in clinical trials or manufacturing our product candidate, and timing of our process development work.  Furthermore, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to AVB-500 and any future product candidates, which will change from time to time;
•	our ability to enroll patients in clinical trials and the timing of enrollment;
•

the cost of manufacturing AVB-500 and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the timing and outcomes of clinical studies for AVB-500 and any future product candidates or competing product candidates;
•	changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•	any delays in regulatory review or approval of AVB-500 or any of our future product candidates;
•	the level of demand for AVB-500 and any future product candidates, should they receive approval, which may fluctuate significantly and be difficult to predict;
•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•	competition from existing and potential future drugs that compete with AVB-500 or any of our future product candidates;
•	our ability to commercialize AVB-500 or any future product candidate inside and outside of the United States, either independently or working with third parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

At December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $27.9 million, of which $23.1 million was generated post December 31, 2017 (after section 382 limitation) and will have no expiration date. The remaining $4.8 million of net operating loss carryforwards begin to expire in 2037. The Company also has Federal research and development tax credits of approximately $90 thousand which begin to expire in 2037.

At December 31, 2019, our total gross deferred tax assets were $13.2 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” occurred from inception up to the Private Aravive's acquisition date. Based on this analysis during 2018, management determined that both Versartis, Inc. and Private Aravive did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. In 2019, no additional significant ownership changes were noted. Future changes in our stock ownership, some of which are outside of our control, could result in a further ownership change under Section 382 of the Code. Furthermore, our ability to utilize net operating losses of Private Aravive or other companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the net operating losses, even if we were to achieve profitability.

The TCJA changed certain of the rules governing net operating loss carryforwards. For net operating losses arising in tax years beginning after December 31, 2017, the TCJA limits a taxpayer’s ability to utilize net operating loss carryforwards to 80% of taxable income. In addition, net operating losses arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and net operating losses generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. Deferred tax assets for net operating losses will need to be measured at the applicable tax rate in effect when the net operating loss is expected to be utilized. The changes in the carryforward/carryback periods as well as the new limitation on use of net operating losses may significantly impact the merged company’s valuation allowance assessments for net operating losses generated after December 31, 2017.

Risks Related To Our Business

Global health crises may adversely affect our planned operations.

Our business and the business of the supplier of our clinical product candidate and the suppliers of the standard of care drugs that are administered in combination with our clinical product candidate could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidate or the standard of care drugs that are administered in combination with our clinical product candidate. In addition, an outbreak near our clinical trial sites are located would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

Coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the outbreak of the coronavirus (“COVID-19”) could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Reliance on government funding for our programs may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our funding has been through a grant Private Aravive received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. Although our contract with CPRIT terminated November 30, 2019, our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events  and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project  take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three year period after the date of final payment of grant funds (which final payment has not yet occurred), we are required to repay to CPRIT all grant funds received. We have received $18.4 million of the grant proceeds and expect to expend all of the grant award proceeds by the agreement termination date. We have recorded a CPRIT receivable balance of $1.6 million as of December 31, 2019 in other current assets for the remaining grant award for reimbursement of eligible expenses.

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

In order to meet the requirements that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect of our CPRIT project  take place in Texas, we will need to hire additional qualified personnel and vendors with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, sales and marketing and accounting and financing located in Texas. We will compete for qualified individuals, vendors, clinical trial sites, manufacturers with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and there can be no assurance that the search for such personnel will be successful, especially in light of the territorial restrictions imposed by CPRIT.

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

Our prospects are significantly dependent upon our license with Stanford University, or the Stanford License. The Stanford License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover AVB-500, the lead development candidate selected from the AVB-S6 family of proteins. If we breach the terms of the Stanford License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, including but not limited to, the failure to comply with material terms of the Stanford License, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain the license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

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

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have a material adverse effect on our business. In some cases we do not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents. We are responsible for preparing, filing, and prosecuting broad patent claims (including any interference or reexamination actions) for Stanford University’s benefit and for maintaining all licensed patents.

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

We are currently developing one clinical product candidate, AVB-500, as a potential treatment for several types of cancer and fibrosis. AVB-500 is currently being tested in clinical trials, and, to date, we have not had any product candidate approved for commercial sale. It is possible that we may never be able to develop a marketable product candidate. Our main focus is the development of AVB-500, for which we completed a Phase 1 clinical trial, commenced the Phase 1b portion of our planned Phase 1b/2 clinical trial for the treatment of platinum-resistant recurrent ovarian cancer.

We may need to engage in further dose-finding studies for AVB-500.  In our Phase 1 clinical trial of AVB-500, single doses ranging from 1 mg per kg to 10 mg per kg were evaluated and repeat doses of 5 mg per kg per week (for a total of 4 doses) were evaluated. Based upon the results of our Phase 1 clinical trial, in the Phase 1b portion of our Phase 1b/2 clinical trial we initially used a 10mg per kg dose for all patients receiving AVB-500; which was increased to 15mg per kg and then to 20 mg per kg based on our exposure response analysis  from the initial 31 patients in the Phase 1b clinical trial.  However, our hypothesis on dose response may be incorrect and we may discover that 20mg per kg is not an adequate dose. In order for AVB-500 to successfully complete development, we may need to continue to refine its dosage, which, as occurred when we increased the dose from 10 mg per kg to 20 mg per kg, will increase our costs and slow down our product candidate development and approval process.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to AVB-500. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of AVB-500, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval of a BLA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of its product for many reasons.

Our success depends largely upon our ability to advance our clinical product candidate, which is in early stages of development, through the various stages of drug development. If we are unable to successfully advance or develop our clinical product candidate, our business will be materially harmed.

Our clinical product candidate is in early stages of clinical development, and its commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of our clinical product candidate may have a material adverse effect on our business. The long-term success of our business ultimately depends upon our ability to advance the development of our product candidate through clinical trials, appropriately formulate and consistently manufacture it in accordance with strict specifications and regulations, obtain approval for sale by the FDA or similar regulatory authorities in other countries, and ultimately successfully commercialize it directly or with a strategic partner or licensee. We cannot assure investors that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of our clinical product candidate or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of AVB-500.

AVB-500 must satisfy rigorous regulatory standards of safety, efficacy and manufacturing before we can advance or complete its development and before it can be approved for sale by the FDA or similar regulatory authorities in other countries. To satisfy these standards, we must engage in expensive and lengthy studies and clinical trials, develop acceptable and cost effective manufacturing processes, and obtain regulatory approval of our clinical product candidate. Despite these efforts, our clinical product candidate may not:

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

We have limited experience conducting clinical trials.

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

We have limited experience conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have only limited experience conducting clinical trials since the Merger. In part because of this lack of experience, we cannot guarantee that planned clinical trials will be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

If the actual or perceived therapeutic benefits, or the safety or tolerability profile of our clinical product candidate is not equal to or superior to other competing treatments approved for sale or in clinical development, we may terminate the development of our clinical product candidate at any time, and our business prospects and potential profitability could be harmed.

We are aware of a number of companies marketing or developing product candidates for the treatment of patients with cancer and fibrosis that are either approved for sale or further advanced in clinical development than ours, such that their time to approval and commercialization may be shorter than that for AVB-500.

There are currently FDA approved biological drugs that target the GAS6/AXL pathway. However, if ever approved as a treatment for cancer, AVB-500 would indirectly compete with drugs approved to treat various types of cancer, such as those that regulate T-cell proliferation, including nivolumab, pembrolizumab, atezolizumab and other small molecule chemically manufactured drugs that target this pathway or other classes of drugs that are used for the clinical indications that ours is currently pursuing in clinic.

If at any time we believe that AVB-500 may not provide meaningful or differentiated therapeutic benefits, perceived or real, equal to or better than its competitor’s products or product candidates, or we believe that it may not have as favorable a safety or tolerability profile as potentially competitive compounds, we may delay or terminate its development. We cannot provide any assurance that the future development of AVB-500 will demonstrate any meaningful therapeutic benefits over potentially competitive compounds currently approved for sale or in development, or an acceptable safety or tolerability profile sufficient to justify its continued development.

For the Phase 1b portion of our Phase 1b/2 clinical trial in patients with platinum-resistant recurrent ovarian cancer and for the Phase 1b clinical trial testing in patients with clear cell renal carcinoma , we are  administering, or plan to administer, our clinical product candidate in combination with other approved standard of care drugs. Any problems obtaining the standard of care drugs could result in a delay or interruption in our clinical trials.

For the Phase 1b portion of our Phase 1b/2 clinical trial of AVB-500 for the treatment of patients with platinum-resistant recurrent ovarian cancer, we are administering our clinical product candidate in combination with already approved standard of care drugs. For the Phase 1b portion of our Phase 1b/2 clinical trial of AVB-500 for the treatment of patients with clear cell renal carcinoma, our clinical trial we intend to administer our clinical product candidate in combination with an already approved standard of care drug.  Therefore, our success will be dependent upon the continued use of these other standard of care drugs. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care drugs that are used in our clinical trials are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

If our product candidate would require or would commercially benefit from a companion diagnostic, and if we are unable to successfully validate, develop and obtain regulatory clearance or approval for such a companion diagnostic test, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

In connection with the clinical development of AVB-500 or other product candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our drug candidates. Such companion diagnostics may be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization. We may be unable to successfully validate, develop and obtain regulatory clearance or approval for any such companion diagnostic tests or may experience delays in doing so, which could materially harm or limit the commercial potential of our product candidates.

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

For our clinical product candidate, we currently rely on one third-party manufacturer located in China to manufacture our clinical product candidate for our clinical studies and that manufacturer purchases materials from our third-party vendors and transports the materials necessary to produce our clinical product candidate, such as the required reagents and containers. The recent outbreak of the novel strain of coronavirus has caused a widespread health crisis in several districts in China resulting in temporary work stoppages in many affected districts. Although our manufacturer’s facilities are not located in the affected districts, if the virus should spread to the districts in which our manufacturer’s facilities are located, we could experience delays in manufacturing and shipments of our clinical product, which could result in clinical trial delays.  If the third-party manufacturer were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

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

We may not be able to manufacture AVB-500 in sufficient quantities for commercialization.

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

We have limited resources dedicated to designing, conducting and managing our preclinical studies and clinical trials. We have historically relied on, and intend to continue to rely on, third parties, including clinical research organizations, or CROs, consultants and principal investigators, to assist us in designing, managing, conducting, monitoring and analyzing the data from our preclinical studies and clinical trials. In addition, institution sponsored clinical trials, such as the one being conducted by M.D. Anderson Cancer that uses AVB-500 in combination AstraZeneca Pharmaceuticals LP’s medicinal product Durvalumab, will be conducted by the institution. We rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies, the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our clinical product candidate may be delayed or prove unsuccessful.

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

We are highly dependent on our executive officers and the other principal members of our management and scientific teams. The employment of our executive officers is at-will and our executive officers may terminate their employment at any time. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

Our future financial performance, our ability to commercialize our clinical product candidate and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2019, we had 17 employees. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel, especially in light of the CPRIT Grant requirements, including the requirement that we maintain our headquarters in Texas. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our clinical product candidate. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If the results from preclinical studies or clinical trials of AVB-500 are unfavorable, we could be delayed or precluded from its further development or commercialization, which could materially harm our business.

In order to further advance the development of, and ultimately receive marketing approval to sell AVB-500, we must conduct extensive preclinical studies and clinical trials to demonstrate our safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can and do occur at any time, and in any phase of preclinical or clinical testing, and can result from concerns about safety, tolerability, toxicity, a lack of demonstrated biologic activity or improved efficacy over similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or early-stage clinical trials are not predictive of the results we may observe in late-stage clinical trials, especially since the number of subjects in our Phase 1 clinical trial was small and all were healthy volunteers with larger number of subjects and with our drug candidate in combinations with standard of care may have different results.  In many cases, product candidates in clinical development may fail to show the desired tolerability, safety and efficacy characteristics, despite having favorably demonstrated such characteristics in preclinical studies or early-stage clinical trials.

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

Our clinical product candidate is still in early-stage clinical development and will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for AVB-500, for which we completed a Phase 1 clinical trial in June 2018 and began the Phase 1b portion of a Phase 1b/2 clinical trial for ovarian cancer in December 2018 or whether any such future BLA would be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of our Phase 1 clinical trial of the clinical product candidate as well as the pre-clinical results may not be predictive of the results of our Phase 2 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, including us with respect to our phase 3 VELOCITY trial, of notwithstanding promising results in earlier trials.

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

Adverse events caused by our clinical product candidate could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for our clinical product candidate, our ability to obtain regulatory approval for such clinical product candidate may be negatively impacted. In addition, adverse events caused by any clinical product candidate administered in combination with our product candidate could cause similar interruptions and delays, even though not caused by our clinical product candidate.

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

Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA, and it is unclear how such challenges and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

Our success will also depend on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having “freedom to operate.” We have not conducted an in-depth freedom to operate search which would be time consuming and costly. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, interference proceedings and related legal and administrative proceedings, both in the United States and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming, and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have freedom to operate with respect to the intellectual property rights of others. For example, we are aware of U.S. Patent Nos. 8,168,415 and 8,920,799, which claim AXL fusion proteins and their use in treating cancer. In the event that one of these patents or another patent is successfully asserted against our GAS6-AXL program in the future, we may be unable to market the product, absent a license from the patentee, which may not be available on commercially reasonable terms, if at all.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies. These employees typically executed proprietary rights, non-disclosure and non-competition agreements in connection with their previous employers. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the ownership of our common stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2015 through December 31, 2019 the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	results of clinical studies of AVB-500 or future product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, results of clinical trials, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or product candidates;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	declines in the market prices of stocks generally;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;

•	general economic, industry and market conditions;
•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and

•	the other risks described in this “Risk factors” section.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Our executive officers, directors, and entities under our control, and principal stockholders will continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

As of December 31, 2019, our executive officers, directors and entities under our control, and principal stockholders, in the aggregate, owned shares representing approximately 25.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

For the years ended December 31, 2018 and 2019, we were an “emerging growth company,” and availed ourselves of certain the reduced disclosure requirements applicable to emerging growth companies

As of December 31, 2019, we are no longer an emerging growth company under the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS ACT”). However, for the years ended December 31, 2019 and 2018 we were an emerging growth company. As an emerging growth company and for so long as we continued to be an emerging growth company, we were permitted to and did rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have chosen to take advantage of some, but not all, of the available exemptions. As a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and investors may not have the same protections afforded to shareholders of such companies. In addition, investors may find our common stock less attractive since we relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock price may be more volatile.

We ceased to be an “emerging growth company,” which means we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings.

We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2019. As a result, we anticipate that costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company.” In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting once we are an accelerated filer or large accelerated filer;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure and analysis obligations regarding executive compensation; and
•	compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. The analysts that cover us may cease to publish research on our company at any time in their discretion. If one or more of these analysts cease coverage of our company, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If our operating results fail to meet the forecast of analysts, our stock price would likely decline.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real property and lease facilities in Palo Alto and Menlo Park, California and Houston, Texas.  Our principal executive offices are located in Houston, Texas where we occupy office space to the terms of a lease agreement that expires on July 31, 2020, which will automatically renew each year for a one year term, unless a three month notice is given to cancel. Our rent under the lease is approximately $3,000 per month.

In March 2017, we entered into an operating facility lease agreement with Bohannon Associates, a California partnership, dated March 17, 2017 (the “Master Lease”) for approximately 34,500 rentable square feet of office space located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located at 1060 Marsh Road.  In September 2017, we opted out of our intent to occupy 1060 Marsh Road. The lease for 1020 Marsh Road commenced in August 2017 for a period of 86 months with one renewal option for a five-year term. Future base rent and additional rent we owed over the lease terms as of December 31, 2019 is $13.0 million.

On September 14, 2018, the Sublease dated August 21, 2018 (the “Sublease Agreement”) by and between us and EVA Automation, Inc. (“Subtenant”) became effective, whereby we agreed to sublease to Subtenant all of the approximately 34,500 rentable square feet of office space at 1020 Marsh Road, Menlo Park, California currently leased pursuant to the Master Lease. The sublease commenced on October 1, 2018 and the term of the sublease is through October 31, 2024, unless the Master Lease is terminated earlier due to a breach by Subtenant. Future base rent and additional rent Subtenant shall pay to the Company over the sublease term as of December 31, 2019 is $13.0 million.

In October 2018, we executed a lease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the lease commenced on October 30, 2018 and expires August 31, 2020. As of December 31, 2019 the obligation for us under this lease was approximately $0.1 million.

We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Litigation, regardless of the outcome, could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Since October 16, 2018, our common stock has been listed on The Nasdaq Global Select Market under the symbol “ARAV”.  Prior to that, from March 21, 2014 until October 16, 2018, our common stock traded on The Nasdaq Global Select Market under the symbol “VSAR”.  In connection with the completion of the Merger, on October 15, 2018, our amended and restated certificate of incorporation was amended to effect, on October 16, 2018, a reverse split of our common stock at a ratio of 1-for-6.

Holders

On March 16, 2020, there were 32 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2019.

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

Recent Developments

On December 2, 2019, we closed an underwritten public offering in which we issued and sold 3,633,334 shares of our common stock for which we received gross proceeds of approximately $27.3 million pursuant to the terms of a Purchase Agreement  with Piper Jaffray & Co. and Cantor Fitzgerald & Co., as representatives of the several underwriters named therein, that we entered into on November 27, 2019.

Overview

We are a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the Merger we were an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

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

Our current development program benefits from the availability of a proprietary serum-based biomarker that we expect will help accelerate drug development and reduce risk by allowing us to select a pharmacologically active dose.

In our completed Phase 1 clinical trial with our clinical lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial. In December 2018, we initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and are currently enrolling the expansion cohort in the Phase 1b. In August 2018, the FDA designated as a Fast Track development program the investigation of our lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. In January 2020, we announced that the FDA has cleared our Investigational New Drug (IND) application for investigation of AVB-500, in the treatment of our second oncology indication, clear cell renal cell carcinoma (ccRCC).

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we have decided to amend our clear cell renal cell carcinoma (ccRCC) trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (PROC) trial and the initiation of the 20 mg/kg dosing cohort. While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies.  We will pause new enrollment in its IgA nephropathy (IgAN) trial until the risk of unnecessary exposure of patients to COVID-19 is decreased.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the years ended December 31, 2019 and December 31, 2018, which reflects the operations of Private Aravive, for the entire year ended December 31, 2019 but only a portion of the year for the year ended December 31, 2018 due to the fact that the Merger was consummated in October 2018. Accordingly, the results of operations reported for the years ended December 31, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

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

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, we generated grant revenue of $4.8 and $1.4 million for the years ended December 31, 2019 and 2018, respectively, from our CPRIT Grant.

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

Research and development expenses

We recognize both internal and external research and development expenses as incurred. Our external research and development expenses consist primarily of:

•	the cost of acquiring and manufacturing clinical trial and other materials, including expenses incurred under agreements with contract manufacturing organizations;
•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials;
•	other costs associated with development activities, including additional studies; and
•	Facility costs, including rent.

Internal research and development costs consist primarily of salaries and related fringe benefit costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges and travel costs.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not included in research and development.

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh property lease and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations.

Results of operations

Comparison of the years ended December 31, 2019 and 2018

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2019	2018
Revenue:
Grant revenue	$4,753	$1,371	$3,382	247%
Total revenue	4,753	1,371	3,382	247%
Operating expenses:
Research and development	12,836	11,075	1,761	16%
Write-off of acquired in-process research and development	—	38,313	(38,313)	NM	(1)
General and administrative	13,691	27,395	(13,704)	-50%
Total operating expenses	26,527	76,783	(50,256)	-65%
Loss from operations	(21,774)	(75,412)	(53,638)	-71%
Interest income	1,022	989	33	3%
Interest expense	—	(2,429)	2,429	NM	(1)
Other income (expense), net	2,534	519	2,015	388%
Net loss	$(18,218)	$(76,333)	$(58,115)	-76%

(1)	Not meaningful.

Grant revenue

In 2018, we completed the Merger with Private Aravive. Private Aravive has a grant with CPRIT. Grant revenue increased by $3.4 million, or 247%, to $4.8 million in 2019 from $1.4 million from the same period in 2018 and was derived solely from the CPRIT Grant for the research and development of AVB-500. The increase was primarily due to one quarter of activity in 2018 as compared to two quarters of activity in 2019. Recognition of Grant revenue was completed as of the end of the second quarter of 2019 as we have recognized the full amount related to the contract.

Research and development expense

Research and development expense increased by $1.8 million, or 16%, to $12.8 million in 2019 from $11.1 million for the same period in 2018. The increase was primarily due to increased expenses incurred in the clinical, pre-clinical and manufacturing activities of AVB-500 in 2019 compared to the continued winddown expenses in 2018 relating to the somavaratan program which was terminated following the Phase 3 VELOCITY trial failure.

In 2018, we also had a large write-off of our in-process research and development intangible asset of $38.3 million, presented separately in the consolidated statements of operations for the year ended December 31, 2018, related to the Merger with Private Aravive which is considered to be part of our research and development expense. For the period from October 13, 2018 through December 31, 2018, research and development costs mostly related to AVB-500 clinical trials along with additional costs incurred with winding down our somavaratan program.

General and administrative expense

General and administrative expense decreased by $13.7 million, or 50%, to $13.7 million in 2019 from $27.4 million for the same period in 2018. The decrease was primarily driven by a smaller workforce, absence of Merger related costs and other operating expenses as a result of the termination of the somavaratan program following the Phase 3 VELOCITY trial failure. The decrease is partially offset by an increase in our operating lease expenses in 2019 related to the adoption of the new lease accounting standard.

Interest expense

Interest expense decreased primarily due to interest charges related to our build-to-suit lease obligation in 2018 which was accounted for differently in 2019 due to the adoption of the new lease accounting standard.

Other income (expense), net

Other income, improved by $2.0 million, or 388%, to $2.5 million in 2019 from $0.5 million of other income for the same period in 2018. The increase in other income primarily relates to sublease income recorded for all of 2019 as compared to a portion of the fourth quarter for the same period in 2018.

Liquidity and capital resources

Since our inception and through December 31, 2019, we have financed our operations through private placements of our equity securities, debt financing, CPRIT grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October 2016, and December 2019 as well as a $40.0 million upfront payment received from a license agreement with Teijin. At December 31, 2019, we had an accumulated deficit of approximately $470.1 million and working capital of $63.3 million, primarily as a result of research and development and general and administrative expenses. At December 31, 2019, we had cash and cash equivalents of approximately $65.1 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Private Aravive, we acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital has been to fund our clinical development programs, specifically for our product candidate AVB-500. For the year ended December 31, 2019, we have received approximately $3.0 million of additional funding from our CPRIT Grant. At December 31, 2019, we have an unbilled receivable balance from the CPRIT Grant of $1.6 million included in other current assets.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,081)	$(29,257)
Investing activities	—	3,168
Financing activities	25,250	1,948
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,169	$(24,141)

Cash used in operating activities

Net cash used in operating activities was $17.1 million and $29.3 million in 2019 and 2018, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities in 2019 decreased significantly compared to 2018 due to the termination of a number of supplier contracts that occurred in 2018 partially offset by the receipt of CPRIT Grant funds of approximately $3.0 million. Cash used in operating activities in 2018 of $29.3 million reflects a net loss of $76.3 million and was mostly related to operational expenses. This loss was reduced by some large noncash amounts related to the write-off of acquired in-process research and development, or IPR&D and stock-based compensation expense.

Cash provided by investing activities

Net cash provided by investing activities was $3.2 million in 2018 primarily related to cash received upon the Merger offset by cash paid to acquire IPR&D. Net cash from investing activities in 2019 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $25.3 million and $2.0 million in 2019 and 2018, respectively. The increase in cash provided by financing activities primarily relates to proceeds received from issuance of our common stock in a public offering which was completed in December of 2019.

As of December 31, 2019, we had cash and cash equivalents of approximately $65.1 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements as we continue the development of AVB-500. We will need to obtain additional financing to advance our clinical development program to later stages of development and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act accounting election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. For the year ended December 31, 2019, we chose to “opt out” of this provision and, as a result, we complied with new or revised accounting standards as required when they were adopted. As of December 31, 2019, we are no longer an emerging growth company.

Critical accounting policies, significant judgments and use of estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Grant Revenue

Revenues from the CPRIT Grant are recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met. As of December 31, 2019, the Company had an unbilled receivable from CPRIT of $1.6 million, which is reflected in prepaid expenses and other current assets on the accompanying consolidated balance sheet.

Research and development expense

Research and development costs are expensed as incurred. Research and development expense includes payroll and personnel expenses; consulting costs; external contract research and development expenses; and allocated overhead, including rent and utilities, and relate to both company-sponsored programs as well as costs incurred pursuant to reimbursement arrangements. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

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

Right-of-Use Lease Accounting

The Company adopted ASC 842 on January 1, 2019.  For the periods prior to January 1, 2019, our leases were accounted for under ASC 840. We lease all of our office space in conducting our business. At inception, we determine whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. As described below under "Recent Accounting Pronouncements”, in our consolidated financial statements included elsewhere in the Annual Report on Form 10-K, we adopted ASU 2016-02. We elected to adopt the standard on January 1, 2019 using the alternative transition method provided by ASU 2018-11 whereby we recorded right-of-use (“ROU”) assets and lease liabilities for our existing leases as of January 1, 2019, as well as a cumulative-effect adjustment to accumulated deficit of initially applying the new standard as of January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We have elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We have elected the practical expedient allowing the use-of-hindsight which doesn’t require us to reassess the lease term of its leases based on all facts and circumstances through the effective date.

The new guidance also provides practical expedients for ongoing lease accounting. We have elected the recognition exemption for short-term lease for all leases that qualify. Under this exemption, we will not recognize ROU assets or lease liabilities on the consolidated balance sheet for those leases that qualify as a short-term lease, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We have also elected the practical expedient to not separate lease and non-lease components for all equipment and real-estate leases.

With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset and an operating lease obligation on the consolidated balance sheet. ROU assets represent our ROU of the underlying asset for the lease term and the lease obligation represents our commitment to make the lease payments arising from the lease. ROU obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As our leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements we have combined lease and non-lease components. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Prior to our adoption of ASU 2016-02, when our lease agreements contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the consolidated statements of operations over the term of each lease.

The most significant estimates used by management in accounting for right-of-use leases and the impact of these estimates are as follows:

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

Stock-based compensation expense

For the years ended December 31, 2019 and 2018, stock-based compensation expense was $3.4 million and $16.1 million, respectively. As of December 31, 2019, we had approximately $2.0 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.8 years. The intrinsic value of all outstanding stock options as of December 31, 2019 was approximately $16.3 million, of which all related to vested options. We expect to continue to grant equity incentive awards in the future as we seek to retain our existing employees.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•

Expected volatility: Beginning in 2018, we had enough historical stock price information in order to value the options assumed in the Merger. We continue to utilize our historical stock prices in order to estimate the expected volatility.

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

See Note 8 to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of employee stock options assumed in the Merger and granted in 2019. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

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

As of December 31, 2019, our total gross deferred tax assets were $17.8 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” occurred from inception up to the Private Aravive's acquisition date. Based on this analysis, management determined that both Versartis, Inc. and Private Aravive did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. As such, the net operating loss carryforwards have been reduced by $306 million. The tax credit carryforwards have been reduced by $39.5 million.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In Q4 2019, we completed our analysis within the measurement period in accordance with SAB 118 and found no change to the provisional amount on 2019 tax provision.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2019 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2019.

As of December 31, 2019, we are a non-accelerated filer, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Mr. Shah

On March 26, 2020, we entered into an offer letter with Mr. Shah that superseded the offer letter with private Aravive and provides that if we terminate his employment for any reason other than cause or permanent disability, or a qualifying termination and not in connection with a change in control, if Mr. Shah (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and, (ii) returns all of our property in his possession he will be entitled to (a) nine months of salary continuation payments (b) if he timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums (at the same rate that we pay for active employees) for up to  twelve months following the date he terminates employment with us. In addition, he will be entitled to (c) 12 months accelerated vesting of stock options and RSUs awarded to Mr. Shah and (d) up to 9 months post-termination to exercise any vested shares subject to such option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company.  In addition, if during the twelve month period commencing on the  closing date of a Change in Control we terminate his employment for any reason other than Cause, death  or  Disability or he resigns for Good Reason, pursuant to the Severance Plan, all unvested equity awards will immediately vest, subject to certain restriction. Mr. Shah would receive a “Severance Multiplier” of 12 under the Severance Plan, which will entitle him to: cash severance equivalent to 12 multiplied by the sum of his monthly base salary and monthly annual bonus target; up to 12 months’ payment of health insurance coverage and up to 12 months to exercise vested stock options. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Mr. Shah would be eligible for full accelerated vesting of his outstanding stock options and RSUs. The foregoing summary of the material provisions of the offer letter is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.69 to this Annual Report on Form 10-K and is incorporated herein by reference.

Dr. McIntyre

On March 26, 2020, we entered into an offer letter with Dr. McIntyre that superseded the offer letter with private Aravive and provides that if we terminate her employment for any reason other than cause or permanent disability, or a qualifying termination and not in connection with a change in control, if Dr. McIntyre (i) executes and does not revoke a release of claims within 60 days following the date she terminates employment with us and (ii) returns all of our property in his possession she will be entitled to (a) nine months of salary continuation payments (b) if she timely elects to continue her health insurance coverage under COBRA, we will pay a portion of her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date she terminates employment with us. In addition, she will be entitled to (c) 12 months accelerated vesting of stock options and RSUs awarded to Dr. McIntyre and (d) up to 9 months post-termination to exercise any vested shares subject to such option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Change in Control Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company. In addition, if during the twelve month period commencing on the closing date of a Change in Control we terminate her employment for any reason other than Cause or death or disability or she resigns for Good Reason, all unvested equity awards will immediately vest, subject to certain restriction. Dr. McIntyre would receive a “Severance Multiplier” of 12 under the Severance Plan, which will entitle her to: cash severance equivalent to 12 multiplied by the sum of her monthly base salary and monthly annual bonus target; up to 12 months’ payment of health insurance coverage and up to 12 months to exercise vested stock options. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Dr. McIntyre would be eligible for full accelerated vesting of her outstanding stock options and RSUs. The foregoing summary of the material provisions of the offer letter is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.70 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our directors and executive officers, including their ages as of March 16, 2020. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Rekha Hemrajani (1)	50	President, Chief Executive Officer and Director
Jay P. Shepard (2)	62	Chairman of the Board of Directors
Vinay Shah (3)	57	Chief Financial Officer
Gail McIntyre, Ph.D.(4)	57	Chief Scientific Officer
Srinivas Akkaraju, M.D., Ph.D.	52	Director
Amato Giaccia, Ph.D.	61	Director
Robert E. Hoffman	54	Director
Raymond Tabibiazar , M.D.	49	Director
Eric Zhang	38	Director

(1)

Ms. Hemrajani was appointed President and Chief Executive Officer and director effective January 9, 2020 upon Mr. Shepard’s transition from an executive officer to his current position as Chairman of the board of directors.

(2)

Mr. Shepard served as our President and Chief Executive Officer from May 2015 until January 9, 2020 when he resigned as President and Chief Executive Officer and was named Chairman of the board of directors.

(3)	Mr. Shah has served as our Chief Financial Officer since October 12, 2018.
(4)	Dr. McIntrye has served as our Chief Scientific Officer since February 12, 2019.

Rekha Hemrajani, President, Chief Executive Officer and Director

Ms. Hemrajani has served as our President and Chief Executive Officer and a member our board of directors since January 9, 2020. From March 2019 to September 2019, she served as the Chief Operating Officer and Chief Financial Officer of Arcus Biosciences (NYSE: RCUS), a biotechnology company, where she had responsibility for corporate strategy, business and corporate development, finance, investor relations, corporate communications, strategic planning and human resources. From March 2016 to March 2019, Ms. Hemrajani was the Chief Operating Officer of FLX Bio, Inc. (now named RAPT Therapeutics, Inc. (NASDAQ: RAPT)), a biotechnology company, where she was responsible for corporate strategy and development, investor and media relations, corporate communications, finance and strategic marketing.  From February 2015 to March 2016, Ms. Hemrajani was the Chief Financial Officer and Senior Vice President of Business and Financial Operations at 3-V Biosciences, Inc. (now Sagimet Biosciences, Inc.), a privately held biotechnology company, with responsibility for corporate strategy, corporate development, finance, investor relations and G&A operations.  From November 2013 to February 2015, Ms. Hemrajani advised privately held companies on strategic corporate development and financing activities through her consulting firm, Ravinia Consulting. Previously, Ms. Hemrajani was Vice President, Head of Licensing and Mergers and Acquisitions at Onyx Pharmaceuticals, Inc., a biotechnology company, and Vice President of Business Development at Exelixis, Inc., a biotechnology company. Ms. Hemrajani began her career in investment banking at firms such as Credit Suisse, First Boston and Lehman Brothers, where she focused on the biopharmaceutical and healthcare sector.  Since May 2019, Ms. Hemrajani has also served as a member of the Board of Directors and the audit committee of the Board of Directors of Adverum Biotechnologies, Inc. (Nasdaq: ADVM), a clinical-stage gene therapy company.

We believe Ms. Hemrajani is able to make valuable contributions to the board of directors due to her extensive knowledge of the biopharmaceutical industry and her prior and current experience as an executive officer.

Jay P. Shepard, Chairman of the Board of Directors

Mr. Shepard has served as the Chairman of the board of directors since January 9, 2020, served as our President and Chief Executive Officer from May 2015 until January 9, 2020 and as a member of the board of directors since December 2013. From December 2013 to May 2015, Mr. Shepard also served as the chairman of the board of directors. Until May 2015, Mr. Shepard was an Executive Partner at Sofinnova Ventures, or Sofinnova, a venture capital firm focused on the healthcare industry, which he joined as an Executive in Residence in 2008. Mr. Shepard previously served as President and Chief Executive Officer and was a member of the board of directors of NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company developing and commercializing unique pediatric products utilizing proprietary drug delivery technology that was acquired by Pfizer, Inc. in November 2012, from January 2010 to November 2012. From December 2005 to October 2007, Mr. Shepard served as President and Chief Executive Officer and a member of the board of directors of Ilypsa, Inc., a biopharmaceutical company pioneering novel non-absorbed polymeric drugs for renal and metabolic disorders that was acquired by Amgen in July 2007. Mr. Shepard has served on the board of directors of numerous public and private companies, including Ilypsa, Inc., Relypsa, Inc., Intermune, Inc., Bullet Biotechnology, Inc., Marinus Pharmaceuticals, Inc., and Durect Corporation. Currently, Mr. Shepard serves on the board of directors of Esperion Therapeutics, Inc., a pharmaceutical company, and of the Christopher & Dana Reeve Foundation. Mr. Shepard holds a B.S. in Business Administration from the University of Arizona.

We believe Mr. Shepard is able to make valuable contributions to the board of directors due to his extensive knowledge of the biopharmaceutical industry and his prior and current experience as an executive officer, including as the former Chief Executive Officer of our company.

Vinay Shah, Chief Financial Officer

Mr. Shah has served as our Chief Financial Officer since the Merger was completed on October 12, 2018.  Mr. Shah also served as the Chief Financial Officer of Private Aravive since 2010, initially as a consultant and from 2017 as an employee. Mr. Shah brings more than 18 years of financial management experience in the medical device and biopharmaceutical industries to our company. From 2008 until 2016, he served in various positions at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, including Executive Director of Finance and Executive Director of Strategy Analytics, initially as a consultant and since 2010 as an employee. Before Pacira Pharmaceuticals Inc., Mr. Shah worked for Cardinal Health’s medical device group in various finance management positions. The group was subsequently consolidated and spun off as CareFusion and then sold to Becton, Dickinson and Company. His prior work experience includes positions at Pricewaterhouse Coopers LLP and KPMG in India and the Middle East. Mr. Shah received a Bachelor of Commerce degree from Ranchi University in India.  He is a Chartered Accountant from the Institute of Chartered Accountants in India and has an MBA from W.P. Carey School of Business at Arizona State University.

Gail Mclntyre, Ph.D., Chief Scientific Officer

Dr. McIntrye has served as our Chief Scientific Officer since February 2019. Dr. McIntyre also served as our Senior Vice President of Research and Development from the Merger until February 2019 and served as Private Aravive’s Senior Vice President of Research and Development from January 2017 to October 2018 and a consultant to Private Aravive from August 2016 until January 2017. Having brought multiple drugs to market, Dr. McIntyre has more than 20 years of experience in drug development, strategic business development, licensing and M&A activities. Dr. McIntyre has served as a principal at IntelliDev Consulting, LLC providing consulting services to several biotechnology companies for three years, while also serving as VP of Development for Meryx, Inc. from January 2014 until January 2016. Prior to that, Dr. McIntyre held the position of senior vice president of research at Furiex Pharmaceuticals, Inc. and previously served as head of Pharmaceutical Product Development LLC’s (PPD) compound partnering business. At both Furiex and PPD, she strategized and managed all preclinical and clinical activities for drug development programs and was responsible for identification of new partnering opportunities and technical due diligence for both in-licensing opportunities and new business acquisitions. At PPD, she led the partnering and the in-licensing of Alogliptin from Syrrx, Inc. at preIND stage and the licensing to Takeda at Phase 2. She was instrumental to the licensing of Dapoxetine to what is currently Johnson & Johnson and then The Menarini Group. She played a pivotal role in the $1.1 billion acquisition of Allergan in 2014 and successfully negotiated with CSS on scheduling for Viberzi, in addition to driving all aspects of development. Dr. McIntyre has authored more than 30 regulatory submissions and is a board-certified toxicologist. Her experience covers multiple therapeutic areas including oncology (including immune-oncology), infectious diseases, central nervous system, gastrointestinal, and metabolic/endocrine as well as various therapies including small drugs, treatment vaccines, antibodies, immunoconjugates and peptide mimetics. Dr. McIntyre is also board certified in Clinical Pathology (hematology and clinical chemistry) by the American Society of Clinical Pathology. Dr. McIntyre received her B.A. in Biology from Merrimack College. She earned M.S. and Ph.D. degrees in Biochemistry and Biophysics from the University of North Carolina at Chapel Hill.

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

TERM AND NUMBER OF DIRECTORS

The board of directors currently consists of seven (7) directors and is divided into three classes. Each class serves for a term of three years, with the terms of office of the respective classes expiring in successive years. Directors in Class I (Dr. Akkaraju, Mr. Hoffman and Dr. Tabibiazar) will stand for election at the 2021 meeting of stockholders, directors in Class II ( Mr. Shepard and Dr. Giaccia ) will stand for election at the 2022 Annual Meeting and directors in Class III (Ms. Hemrajani and Mr. Zhang)  will stand for election at the 2020 annual meeting of stockholders.

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

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Ms. Hemrajani, due to her current position as President and Chief Executive Officer of our company, and Mr. Shepard, due to his prior position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Tabibiazar and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq.

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

All of the committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq, and SEC, rules and regulations as further described below. The charters for each of these committees are available on our website at www.aravive.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K and the inclusion of such website address in this Annual Report on Form 10-K is an inactive textual reference only.

Committees of the Board of Directors

The table set forth below shows the directors who are currently members or Chairman of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  From time to time, the board of directors may also establish ad hoc committees to address particular matters.

Name	Audit	Compensation	Nominating and Corporate Governance
Rekha Hemrajani*
Jay P. Shepard***
Srinivas Akkaraju, M.D., Ph.D.	X		X
Amato Giaccia, Ph.D.			X**
Robert E. Hoffman	X**	X	X
Raymond Tabibiazar, M.D.		X**
Eric Zhang	X

*	Ms. Hemrajani joined the board of directors effective January 9, 2020 as a Class III member. She is not a member of any of the committees of the board of director.
**	Committee Chairman
***	Mr. Shepard serves as the Chairman of the board of directors effective January 9, 2020 replacing Dr. Akkaraju.

Below is a description of each committee of the board of directors.

Audit Committee

Messr. Hoffman and Zhang and Dr. Akkaraju currently serve as members of the Audit Committee. The board of directors has determined that Messrs. Hoffman and Zhang and Dr. Akkaraju are each “independent” in accordance with the Nasdaq definition of independence. The board of directors has determined that each of Messrs. Hoffman and Zhang and Dr. Akkaraju has the related financial management expertise within the meaning of the Nasdaq rules, as well as all members of the Audit Committee are “financially literate” under the applicable rules and regulations of the SEC and Nasdaq.

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

Compensation Committee

Mr. Tabibiazar and Mr. Hoffman currently serve as members of the Compensation Committee, each of whom the board of directors has determined is  independent in accordance Rule 10C-1 under the Exchange Act and the Nasdaq definition of independence and that each is a  “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

Drs. Akkaraju and Giaccia and Mr. Hoffman currently serve as members of the Nominating and Corporate Governance Committee, each of whom, the board of directors has determined is independent in accordance with the Nasdaq definition of independence. Specific responsibilities of the Nominating and Corporate Governance Committee include:

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

Delinquent Section 16(a) Reports

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

To  our knowledge, based solely on a review of the copies of such reports furnished to  us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with other than a filing of a Form 3 for Gail McIntyre upon her appointment as an executive officer that was filed one day late.

Code of Business Conduct and Ethics

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2019 executive compensation program for our named executive officers.

Named Executive Officers. The following individuals are our “named executive officers” for the year ended December 31, 2019:

•	Jay Shepard, our former President and Chief Executive Officer;

•	Vinay Shah, our Chief Financial Officer; and

•	Gail McIntyre, our Chief Scientific Officer.

Oversight of Executive Compensation

The compensation of our named executive officers is determined and approved by our Compensation Committee without members of management or any of our named executive officers present.

We believe that in order to create value for our stockholders, it is critical to attract, motivate and retain key executive talent by providing competitive compensation packages. Accordingly, we design our executive compensation programs to:

•	attract, motivate and retain executives with the skills and expertise to execute our business plans;

•	reward those executives fairly over time for actions consistent with creating long-term stockholder value;

•	align the interests of our executive officers with those of our stockholders;

•	provide compensation packages that are competitive, reasonable and fair within the highly competitive life sciences market for talented individuals.

The Compensation Committee uses the services of an independent compensation consultant who is retained by, and reports directly to, the Compensation Committee to provide the Compensation Committee with an additional external perspective with respect to its evaluation of relevant market and industry practices. At the end of 2018, the Compensation Committee retained Compensia, as a third-party compensation consultant to assist the Compensation Committee in establishing overall compensation levels for 2019. Compensia conducted analyses and provided advice on, among other things, the appropriate peer group, executive compensation for our executive officers and compensation trends in the life sciences industry. The peer group was recommended by Compensia and chosen by the Compensation Committee in late 2018 based on the following parameters: biopharmaceutical companies that were developing oncology products, with a lead product in a similar phase of development (Phase 1 or 2 clinical trials) and market values generally between $25 million and $200 million. At the time we choose our peer group companies, our market value was under approximately $60 million and our headcount was under 20 employees.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by our named executive officers, for the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jay P. Shepard(5)
Former President and Chief Executive Officer	2019	$506,763	—	—	$569,398	$231,250	$7,824	$1,315,235
	2018	$540,264	$270,000	—	—	—	$8,024	$818,288
Vinay Shah(6)
Chief Financial Officer	2019	$335,000	—	—	$186,527	$123,950	$4,561	$650,038
	2018	$60,017	$50,985	—	—	—	$1,006	$112,008
Gail McIntyre(7)
Chief Scientific Officer	2019	$325,000	—	—	$260,156	$120,250	$8,089	$713,495
	2018	$59,332	$40,788	—	—	—	$829	$100,949

(1)

The bonus for Mr. Shepard in 2018 was a cash retention bonuses as awarded by the board of directors. The bonus for Mr. Shah and Dr. McIntyre in 2018 was a merit bonus for performance in 2018 that was paid in the first quarter of 2019.

(2)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 2 and Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

Amounts reported in the non-equity incentive compensation plan column represent awards earned based on the achievement of company goals for the fiscal year presented as determined by the Compensation Committee of the board of directors and was paid in the first quarter of 2020.

(4)	All other compensation is primarily comprised of life insurance payments made by us.

(5)	Mr. Shepard stepped down as our President and Chief Executive Officer effective January 9, 2020 and assumed the role of Chairman of the Board and Director.

(6)

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

(7)

Dr. McIntyre became our Chief Scientific Officer on February 12, 2019. The Summary Compensation Table does not include the following compensation (i) salary of $213,443 paid to Dr. McIntyre by Private Aravive for services performed by Dr. McIntyre as Senior Vice President of Research and Development of Private Aravive during 2018 and (ii) $19,110, which is the grant fair value of stock options awarded to Dr. McIntyre by Private Aravive for services performed by Dr. McIntyre as Senior Vice President of Research and Development of Private Aravive during 2018.

NARRATIVE TO SUMMARY COMPENSATION TABLE

The three principal components of our executive compensation program for our named executive officers in 2019 were base salary, annual performance-based bonus and long-term equity compensation. Base salary provides financial stability and security through a fixed amount of cash for performing job responsibilities. Annual performance-based bonus and long-term equity incentive compensation are designed to reward achievement of the specific strategic goals that we believe will advance our business strategy and create long-term value for our stockholders.

Consistent with our goal of attracting, motivating and retaining a high-caliber executive team, our executive compensation program is designed to pay for performance. We utilize compensation elements that meaningfully align our named executive officer’s interests with those of our stockholders to create long-term value. As such, a significant portion of our Chief Executive Officer’s and other executive officers’ compensation is “at risk”, performance-based compensation, in the form of long-term equity awards and annual cash incentives that are only earned if we achieve measurable corporate metrics, as set forth in the table below.

Name	Fixed	"At Risk"	Annual Performance Bonus	Equity Incentives
Jay Shepard	39%	61%	18%	43%
Vinay Shah	52%	48%	19%	29%
Gail McIntyre	46%	54%	17%	37%

We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment in determining a total compensation program for each named executive officer to recommend to the Board for its approval that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives.

Annual Base Salary

In February 2019 and January 2020, the Compensation Committee reviewed the base salaries for our named executive officers, the market data from Compensia, the scope of each executive’s responsibilities, each executive’s prior experience and internal pay equity. After such review, the named executive officers’ 2019 and 2020 annual base salaries approved by the Compensation Committee were as follows:

Name	2019 Base Salary ($)	2020 Base Salary ($)
Jay Shepard	500,000	—
Vinay Shah	335,000	360,000
Gail McIntyre	325,000	360,000

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to earn an annual performance-based cash bonus, which is designed to provide an appropriate incentive to our named executives to achieve defined annual corporate performance goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus each executive officer is eligible to receive is based on the individual’s target bonus, as a percentage of base salary. The amount of the performance-based bonus, if any, an executive earns may vary from year to year based on the achievement of certain corporate performance goals recommended by the Compensation Committee and communicated to our named executive officers each year, prior to or shortly following the beginning of the year to which they relate.

The corporate goals typically relate to our annual company goals and various business accomplishments which vary from time to time depending on our overall strategic objectives. The Compensation Committee may, but need not, establish a specific weighting amongst various corporate goals. The proportional emphasis on each goal may vary from time to time depending on our overall strategic objectives and the Compensation Committee’s and Board’s subjective determination of which goals have more impact on our performance.

After the end of the year, the Compensation Committee approves the extent to which the corporate goals have been achieved, based on management’s review and recommendation, however, our executives do not make recommendations with respect to their own achievement. Accordingly, whether or not any bonus is awarded is determined in the Compensation Committee’s discretion. Bonuses are not earned or vested until they are awarded and paid. The Compensation Committee also considers any significant corporate events or other significant accomplishments that were not contemplated at the beginning of the performance period in determining the extent to which the strategic goals were satisfied, such as the circumstances surrounding the feasibility of a goal being achieved.

Pursuant to their employment agreements or offer letters, each named executive officer was eligible to earn a 2019 target bonus represented as a percentage of base salary as set forth below.

Name	Target Bonus Percent
Jay Shepard	50%
Vinay Shah	40%
Gail McIntyre	40%

For 2019, the corporate goals included securing additional financing, CPRIT compliance, obtaining analyst coverage, clinical milestones and hiring of an executive management team. In January 2020, after careful review, our Compensation Committee, concluded that we had achieved 92.5% of our corporate performance goals and therefore performance bonuses were paid based upon 92.5% of target bonuses.

2019 Performance-Based Awards

On January 22, 2020, the Compensation Committee approved 2019 bonus awards related to 2019 performance based  on the level of attainment of the 2019 specified goals, Mr. Shepard was paid a 2019 performance bonus of $231,250, Mr. Shah was paid a 2019 performance bonus of $123,950 and Dr. McIntyre was paid a 2019 performance bonus of $120,250.

Long-Term Incentive Compensation

Equity incentives are a key component of our executive compensation program that the Compensation Committee believes motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock. During 2019, we granted equity awards in the form of stock options that vest over a four year period. Our long-term, equity-based incentive awards are designed to align the interests of our named executive officers and our other employees, non-employee directors and consultants with the interests of our shareholders. Because vesting is based on continued service, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards.

We use stock options as the primary incentive vehicle for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price. We generally provide initial grants in connection with the commencement of employment of our named executive officers as our Compensation Committee, determines appropriate. We also provide annual retention grants shortly following the end of each year. The size of awards made subsequent to the commencement of employment takes into account stock options already held by the individual.

In February 2019, the Compensation Committee awarded stock option grants to our named executive officers in conjunction with the Board’s review of the 2019 corporate goals. Mr. Shepard, Mr. Shah and Dr. McIntyre were granted stock options to purchase 116,000 shares, 38,000 shares and 53,000 shares, respectively at an exercise price of $5.83 per share. The Compensation Committee considered the recent Merger and disparity between equity awards that had been granted to former Versartis employees and Private Aravive employees.

On January 22, 2020, the Compensation Committee approved additional stock option grants to each of Mr. Shah and Dr. McIntyre to purchase 34,826 shares and 48,583 shares of our common stock, respectively, at an exercise price of $10.84 per share.

Other Compensation

Health and Welfare Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees.

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

401(k) plan

All of our employees, including our named executive officers, are eligible to participate in our 401(k) Plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Internal Revenue Code of 1986, as amended ("Code"). Pursuant to our 401(k) Plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $18,500 in 2018 (additional salary deferrals not to exceed $6,000 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) Plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us, to the extent the amounts are included in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) Plan currently does not offer the ability to invest in our securities.

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans, non-qualified defined contribution plans or pension plans sponsored by us.

Pension benefits

We do not maintain any pension benefit plans.

Nonqualified deferred compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Offer Letters, Severance and Change in Control Arrangements

We or Private Aravive have entered into employment offer letters with each of our named executive officers. The offer letters provide for “at will” employment and set forth the terms and conditions of employment, including annual base salary, target bonus opportunity, equity compensation, severance benefits and eligibility to participate in our employee benefit plans and programs. Our named executive officers were each required to execute our standard proprietary information and inventions agreement. The material terms of these employment offer letters are summarized below. These summaries are qualified in their entirety by reference to the actual text of the offer letters, which are filed as exhibits attached.

Jay P. Shepard

We entered into an employment offer letter with Mr. Shepard on May 12, 2015. The offer letter originally provided that if terminated for any reason other than cause or permanent disability, Mr. Shepard would be eligible to receive certain severance benefits. If the termination is not in connection with a change in control, the severance benefits will include (i) up to 12 months of salary continuation and payment of health insurance coverage, (ii) 12 months accelerated vesting of the stock options and RSUs awarded to Mr. Shepard and (iii) up to 6 months post-termination to exercise any vested shares subject to such stock option. If terminated in connection with a change in control, severance benefits will be those specified under our equity incentive plan. Change in Control Severance Plan. On February 6, 2019, the Compensation Committee approved an amendment to the severance provisions of the offer letter entered into by Mr. Shepard to increase the time period for which (i) we will continue to pay his health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) to eighteen months following his Separation (as defined in the offer letter) and (ii) he can exercise any vested options to purchase shares of common stock twelve months following his Separation from us. On February 28, 2019, the Compensation Committee approved an amendment to the offer letter entered into by Mr. Shepard, to set his annual salary at a rate of $500,000 with a target bonus equal to 50% of his annual base salary.

In addition, Mr. Shepard’s offer letter provided that upon a qualifying termination of employment, he would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

In January 2020, Mr. Shepard resigned as our President and Chief Executive Officer pursuant to the terms of a separation agreement that we entered into with Mr. Shepard. Mr. Shepard will continue to serve the company as a consultant under the terms of a consulting agreement. See “Executive Compensation Actions After 2019-Jay Shepard.”

Vinay Shah

During the years ended December 31, 2018 and 2019, Mr. Shah’s employment was at-will per the terms of an offer letter with Private Aravive dated February 1, 2017 as later amended on May 30, 2018 and February 6, 2019 pursuant to which he was entitled to receive  an annual base salary of $335,000 for 2019,an annual target bonus of 40% of his base salary and six months’ salary as severance in the event of certain terminations. Mr. Shah also entered into severance letters with Private Aravive that provide for twelve months’ severance pay, twelve months payment of COBRA premiums and up to one year to exercise vested options if his employment was terminated within twelve months of the Merger due to a Qualifying Termination (as defined in the severance letter). Mr. Shah was granted options to purchase shares of Private Aravive common stock, each of which were fully vested and were converted into options to purchase 95,381 shares of our common stock at the effective time of the Merger.

In addition, Mr. Shah’s offer letter provided that upon a qualifying termination of employment, he would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Gail McIntyre

During the years ended December 31, 2018 and 2019, Dr. McIntyre’s employment was at-will per the terms of an offer letter with Private Aravive, dated January 1, 2017, as amended February 6, 2019 e. Dr. McIntyre began work as a full-time employee of Private Aravive in January 2017 and was originally eligible to receive an annual salary of $264,000 and a bonus target of $39,600 and three months’ salary as severance in the event of certain terminations. On February 6, 2019, the Compensation Committee approved an increase in Dr. McIntyre’s annual base salary to $325,000 and her target bonus was increased to 40% of her annual base salary. In connection with Dr. McIntyre’s employment by Private Aravive, Dr. McIntyre was granted options to purchase shares of Private Aravive common stock, each of which were fully vested and were converted into options to purchase 59,281 shares of our common stock at the effective time of the Merger. Dr. McIntyre also entered into severance letters with Private Aravive. that provides for twelve months’ severance pay, twelve months payment of COBRA premiums and up to one year to exercise vested options if her employment is terminated within twelve months of the Merger due to a Qualifying Termination (as defined in the severance letter).

In addition, Dr. McIntyre’s offer letter provided that upon a qualifying termination of employment, she would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.

Executive Compensation Actions After 2019

Rekha Hermajani Offer Letter

Pursuant to the terms of our Offer Letter dated January 8, 2020 with Ms. Hemrajani, Ms. Hemrajani’s compensation for services provided as our President and Chief Executive Officer  includes: (i) an annual base salary of $475,000; (ii) an annual cash bonus targeted at 50% of her base salary, dependent on performance with respect to both corporate and individual goals, as determined by our board of directors; (iii) an option to purchase 143,000 shares of our common stock and (iv) restricted stock units (“RSUs”) for 57,000 shares with each RSU representing the contingent right to receive, upon vesting of the RSU, one share of common stock. The stock options granted have an exercise price equal to the fair market value of the common stock on the date of the grant, expire ten years after the date of the grant and will vest as follows: 25% of the shares subject to the options will vest twelve months after the date of the grant, and the remaining 75% of the shares subject to the options will vest in equal monthly installments over the next 36 months following the one-year anniversary of the date of grant, subject to Ms. Hemrajani’s continued service to our company. The RSUs will vest in four equal annual installments on the first, second, third and fourth anniversaries of the vesting commencement date. All compensation offered to Ms. Hemrajani is subject to applicable tax withholdings.

If terminated for any reason other than Cause or Permanent Disability (each as defined in the Offer Letter), Ms. Hemrajani will be eligible to receive certain severance benefits. If the termination is not in connection with a Change in Control (as defined in the Offer Letter), the severance benefits will include (i) up to 12 months of salary continuation and reimbursement of COBRA coverage, (ii) a pro-rated portion of her year-end target bonus contingent upon corporate goals being met, (iii) 12 months accelerated vesting of the stock options and RSUs awarded to Ms. Hemrajani and (iv) up to 9 months post-termination to exercise any vested shares subject to such stock option. If terminated in connection with a Change in Control, severance benefits will be those specified under the Company’s 2019 Equity Incentive Plan and the Company’s Change in Control Severance Plan the form of which was previously filed with the Securities and Exchange Commission (the “Severance Plan”), which provides specified severance benefits to certain eligible officers and employees of the Company. In addition, if during the twelve month period commencing on the closing date of a Change in Control the Company terminates her employment for any reason other than Cause or Permanent Disability, all unvested equity awards will immediately vest, subject to certain restrictions.  In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Ms. Hemrajani will be eligible for full accelerated vesting of her outstanding stock options and RSUs.

Jay P. Shepard Separation Agreement and Consulting Agreement

On January 9, 2020, Mr. Shepard transitioned to the role of Chairman of the Board of Directors and resigned as our President and Chief Executive Officer. On January 9, 2020, we entered into a separation agreement with Mr. Shepard and a consulting agreement with Mr. Shepard.  The consulting agreement provides that, subject to execution of a release which is not revoked, in consideration for Mr. Shepard providing transition services to us, we agreed to pay Mr. Shepard  (i) fifty percent  of his base salary over a six month period, and (ii) reimbursement of six months of COBRA premiums during such period.  As a member of our board of directors and a consultant, his equity awards will continue to vest.  The separation agreement contains a non-disparagement obligation on both parties and a standard release of claims on the part of Mr. Shepard. On January 9, 2020 the  Compensation Committee issued to Mr. Shepard an option to purchase 5,075 shares of our common stock in accordance with our director compensation policy for his transition to Chairman of the Board of Directors, which vests pro rata on a monthly basis over eight months commencing February 9, 2020 with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholders.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance benefits other than in connection with a change in control

Ms. Hemrajani

Ms. Hemrajani’s offer letter provides that if we terminate her employment for any reason other than cause or permanent disability and not in connection with a change in control  if Ms. Hemrajani (i) executes and does not revoke a release of claims within 60 days following the date she terminates employment with us, (ii) returns all of our property in her possession and (iii) resigns as a member of the board of directors, she will be entitled to (a) twelve months of salary continuation payments, (b) if she timely elects to continue his health insurance coverage under COBRA, we will pay a portion of her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date she terminates employment with us (c) a pro-rated portion of her year-end target bonus contingent upon corporate goals being met, (d) 12 months accelerated vesting of the stock options and RSUs awarded to Ms. Hemrajani and (e) up to 9 months post-termination to exercise any vested shares subject to such stock option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Change in Control Severance Plan (the “Severance Plan”), which provides for specified severance benefits to certain eligible officers and employees of our company.  In addition, in accordance with the terms of her offer letter, if during the twelve month period commencing on the  closing date of a Change in Control we terminate her employment for any reason other than Cause or Permanent Disability, all unvested equity awards will immediately vest, subject to certain restrictions.  Ms. Hemrajani would receive a “Severance Multiplier” of 18 under the Severance Plan, which will entitle her to: cash severance equivalent to 18 multiplied by the sum of her monthly base salary and monthly annual bonus target; up to 18 months’ payment of health insurance coverage and up to 18 months to exercise vested stock options. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Ms.  Hemrajani would be eligible for full accelerated vesting of her outstanding stock options and RSUs.

Mr. Shah

On March 26, 2020, we entered into an offer letter with Mr. Shah that superseded the offer letter with private Aravive and provides that if we terminate his employment for any reason other than cause or permanent disability, or a qualifying termination and not in connection with a change in control, if Mr. Shah (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and, (ii) returns all of our property in his possession he will be entitled to (a) nine months of salary continuation payments (b) if he timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date he terminates employment with us. In addition, he will be entitled to (c) 12 months accelerated vesting of stock options and RSUs awarded to Mr. Shah and (d) up to 9 months post-termination to exercise any vested shares subject to such option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company. In addition, if during the twelve month period commencing on the  closing date of a Change in Control we terminate his employment for any reason other than Cause, death  or  Disability or he resigns for Good Reason, pursuant to the Severance Plan, all unvested equity awards will immediately vest, subject to certain restriction. Mr. Shah would receive a “Severance Multiplier” of 12 under the Severance Plan, which will entitle him to: cash severance equivalent to 12 multiplied by the sum of his monthly base salary and monthly annual bonus target; up to 12 months’ payment of health insurance coverage and up to 12 months to exercise vested stock options. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Mr. Shah would be eligible for full accelerated vesting of his outstanding stock options and RSUs.

Dr. McIntyre

On March 26, 2020, we entered into an offer letter with Dr. McIntyre that superseded the offer letter with private Aravive and provides that if we terminate her employment for any reason other than cause or permanent disability, or a qualifying termination and not in connection with a change in control, if Dr. McIntyre (i) executes and does not revoke a release of claims within 60 days following the date she terminates employment with us and (ii) returns all of our property in his possession she will be entitled to (a) nine months of salary continuation payments (b) if she timely elects to continue her health insurance coverage under COBRA, we will pay a portion of her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date she terminates employment with us. In addition, she will be entitled to (c) 12 months accelerated vesting of stock options and RSUs awarded to Dr. McIntyre and (d) up to 9 months post-termination to exercise any vested shares subject to such option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Change in Control Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company.  In addition, if during the twelve month period commencing on the closing date of a Change in Control we terminate her employment for any reason other than Cause or death or disability or she resigns for Good Reason, all unvested equity awards will immediately vest, subject to certain restriction. Dr. McIntyre would receive a “Severance Multiplier” of 12 under the Severance Plan, which will entitle her to: cash severance equivalent to 12 multiplied by the sum of her monthly base salary and monthly annual bonus target; up to 12 months’ payment of health insurance coverage and up to 12 months to exercise vested stock options. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Dr. McIntyre would be eligible for full accelerated vesting of her outstanding stock options and RSUs.

Mr. Shepard

Mr. Shepard’s offer letter that was in effect during 2019 provided that if terminated for any reason other than cause or death or disability or his resignation for Good Reason, Mr. Shepard would have been eligible to receive certain severance benefits. If the termination was not in connection with a change in control, the severance benefits would have included (i) up to 12 months of salary continuation and payment of health insurance coverage, (ii) 12 months accelerated vesting of the stock options and RSUs awarded to Mr. Shepard and (iii) up to 6 months post-termination to exercise any vested shares subject to such stock option. If terminated in connection with a change in control, severance benefits would have been those specified under our equity incentive plans and our Severance Plan, which provides specified severance benefits to certain eligible officers and employees of the Company. Mr. Shepard would have received a “Severance Multiplier” of 18 under the Severance Plan, which would have entitled him to: cash severance equivalent to 18 multiplied by the sum of his monthly base salary and monthly annual bonus target; up to 18 months’ payment of health insurance coverage and up to 18 months to exercise vested stock options. In addition, under the 2014 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Mr. Shepard would have been eligible for full accelerated vesting of his outstanding stock options and RSUs.

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

Under the severance plan, in the event of a participant’s involuntary termination without cause (and not due to death or disability) or if a participant resigns for good reason, if the participant in the severance plan (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and (ii) returns all of our property in his possession, he will be entitled to cash severance equal to the sum of his or her monthly base salary and monthly annual bonus target, multiplied by a severance multiplier, which is 15 in the case of the Chief Executive Officer and 12 in the case of the Chief Financial Officer and Chief Scientific Officer. In addition, following a qualifying termination, if a participant timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums for a period of specified months following the date of termination.

All stock awards which are vested and exercisable as of the date of a qualifying termination under the severance plan (including by virtue of the provisions of the applicable equity plan) will remain outstanding and exercisable until the earliest to occur of (i) the last day of the applicable severance period, which is 15 months in the case of the Chief Executive Officer and 12 months in the case of the Chief Financial Officer and Chief Scientific Officer (ii) the expiration of the original term of such stock awards.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2019, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. Each award issued to Mr. Shepard, Mr. Shah, and Dr. McIntyre set forth below is subject to accelerated vesting upon a qualifying termination of his employment, as described under “—Potential Payments Upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

		Option Awards(1)(2)				Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)
Jay P. Shepard	12/28/2013(2)	13,148	—	$15.18	12/27/2023	—	—
	2/19/2014 (2)	7,563	—	$48.99	2/18/2024	—	—
	5/11/2015(2)	51,500	—	$91.14	5/10/2025	—	—
	1/28/2016(5)	34,139	727	$64.08	1/27/2026	—	—
	1/28/2016(4)	—	—	—	—	2,700	$36,909
	1/27/2017(6)	17,609	6,541	$85.80	1/26/2027	—	—
	1/27/2017(3)	—	—	—	—	556	$7,601
	1/27/2017(4)	—	—	—	—	5,392	$73,709
	12/20/2017(4)	—	—	—	—	18,582	$254,016
	02/28/2019(2)	24,166	91,834	$5.83	2/27/2029	—	—

Vinay Shah	10/01/2014(7)	19,380	—	$0.24	9/30/2024	—	—
	6/15/2017(7)	38,001	—	$0.66	6/14/2027	—	—
	12/14/2017(7)	19,000	—	$0.90	12/13/2027	—	—
	3/20/2018(7)	19,000	—	$0.90	3/19/2028	—	—
	2/28/2019(2)	7,916	30,084	$5.83	2/27/2029	—	—

Gail McIntyre	6/15/2017(7)	29,641	—	$0.66	6/14/2027	—	—
	12/14/2017(7)	14,820	—	$0.90	12/13/2027	—	—
	3/20/2018(7)	14,820	—	$0.90	3/19/2028	—	—
	2/28/2019(2)	11,041	41,959	$5.83	2/27/2029	—	—

(1)	Except as otherwise indicated, vesting of all options and RSU’s is subject to continued service on the applicable vesting date.
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
(7)	The shares subject to these options vested in full upon the closing of the Merger and were assumed by us in the Merger

Treatment of stock awards under the 2019 Plan

The 2019 Plan, provides that in the event of certain corporate transactions, as defined in the 2019 Plan, the following provisions will apply to outstanding stock awards, unless otherwise provided in a stock award agreement or any other written agreement between us and a participant, or unless otherwise expressly provided by the board of directors at the time of grant of a stock award:

The surviving or acquiring corporation (or its parent) may assume, continue or substitute similar stock awards for outstanding stock awards under the 2019 Plan and any reacquisition or repurchase rights held by us may be assigned to the surviving or acquiring corporation (or its parent);

To the extent that outstanding stock awards are not so assumed, continued or substituted, the vesting and, if applicable, exercisability of any such stock awards held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction will be accelerated in full to a date prior to the effective time of such corporate transaction (contingent upon the effectiveness of the corporate transaction),  and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of such corporation transaction, and any reacquisition or repurchase rights held by us will lapse, contingent upon the effectiveness of such corporate transaction;

To the extent that outstanding stock awards are not so assumed, continued or substituted, the vesting and, if applicable, exercisability of any such stock awards held by participants whose continuous service has terminated prior to the effective time of the corporate transaction will not be accelerated and all unvested stock awards held by such participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, but any reacquisition or repurchase rights held by us may continue to be exercised notwithstanding such corporate transaction; or

To the extent a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the board of directors may provide that the holder of the stock award may not exercise the stock award, but instead will receive a payment, in such form as may be determined by the board of directors, equal in value to the excess, if any, of the value of the property the participant would have received upon exercise of the stock award over any exercise price payable by such holder in connection with such exercise. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of common stock.

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control, as defined in the 2019 Plan, as may be provided in the stock award agreement for such stock award or in any other written agreement between us and a participant, but in the absence of such a provision, no such acceleration will occur.

For purposes of the 2019 Plan,  a corporate transaction is generally the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, or (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

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

Treatment of stock options under the Aravive Biologics, Inc 2010 and 2017 Equity Incentive Plans

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

DIRECTOR COMPENSATION

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In January 2019, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Compensia, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which was the same peer group that the Compensation Committee used as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined at that time to maintain our non-employee director compensation policy at its then-current cash and equity compensation levels. These compensation levels were maintained throughout 2019.

The following table shows for the fiscal year ended December 31, 2019 certain information with respect to the compensation of all of our current and former non-employee directors:

DIRECTOR COMPENSATION FOR FISCAL 2019

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Restricted Stock Awards ($)	Total ($)
Srinivas Akkaraju, M.D., Ph.D.	$70,000	$48,789	—	$118,789
Amato Giaccia, Ph.D	$50,000	$70,929	—	$120,929
Robert E. Hoffman	$63,500	$70,929	—	$134,429
Raymond Tabibiazar, M.D.	$48,750	$70,929	—	$119,679
Shahzad Malik, M.D.(1)	$48,750	$48,789	—	$97,539
Eric Zhang	$47,500	$70,929	—	$118,429

(1)	The compensation earned is for our former director who resigned effective January 9, 2020.

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2019	Number of Shares Subject to Outstanding Stock Awards as of December 31, 2019
Srinivas Akkaraju, M.D., Ph.D.	23,457	—
Amato Giaccia, Ph.D	240,416	—
Robert E. Hoffman	19,688	—
Raymond Tabibiazar, M.D.	654,522	—
Shahzad Malik, M.D.	23,782	—
Eric Zhang	19,688	—

Amounts in the director compensation table above for Dr. Giaccia and Dr. Tabibiazar include options assumed by us in the Merger that were issued to such individuals by Private Aravive prior to the Merger.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

Under our non-employee director compensation policy in effect during the year ended December 31, 2019, we paid each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the board of directors.

The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member for the year ended December 31, 2019 are as follows:

	Member Annual Service Retainer	Chairman Annual Service Retainer
Board	$40,000	$30,000	*
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$12,500	*
Nominating and Corporate Governance Committee	$3,500	$10,000

*

In January 2019, the policy was amended to reduce the annual compensation committee chairman service retainer to $12,500 and to cap the total compensation to be received by the chairperson or executive chairperson of the board of directors for services on the board of directors and all committees thereof at $70,000.

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In January 2019, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Compensia, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which is the same peer group that we use as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined to amend our non-employee director compensation policy, effective January 3, 2019, to provide the cash compensation set forth above and the equity compensation described below.

On the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on the board of directors will receive options to acquire 7,500 shares of common stock, vesting 1/12th per month with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholder. The exercise price of such options will equal the fair market value of our common stock on the date of grant. For any new non-employee director who joins the board of director at a time other than at the annual stockholder meeting, then, in addition to the new non-employee director grants, such  directors  will receive an option to purchase  shares of common stock, such number of shares of common stock equity equal to the product of 7,500 and a fraction with (i) a numerator equal to the number of days between the date of the director’s initial election or appointment to the board of directors and the date which is the first anniversary of the date of the most recent annual stockholder meeting occurring before the director is elected or appointed to the board of directors, and (ii) a denominator equal to 365. In each case, vesting of the award is subject to the director’s continuous service on each vesting date. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders in accordance with the terms policy. In January 2019 we issued an option to (i) each of Dr. Giaccia, Mr. Hoffman, Dr. Tabibiazar, and Mr. Zhang to purchase 7,500 shares of our common stock, and (ii) to each Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Malik, Dr. Tabibiazar and Mr. Zhang to purchase 4,688 shares of our common stock. In accordance with our policy, on September 12, 2019, immediately after our annual meeting of stockholders, we issued to each of Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Malik, Dr. Tabibiazar and Mr. Zhang an option to purchase 7,500 shares of our common stock. On January 9, 2020 the Compensation Committee issued to Mr. Shepard an option to purchase 5,075 shares of our common stock in accordance with our director compensation policy for his transition to Chairman of the Board of Directors, which vests pro rata on a monthly basis over eight months commencing February 9, 2020 with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of  our common stock as of March 16, 2020 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by  us to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% stockholders other than executive officers and directors:
New Leaf Biopharma Opportunities II, L.P. and affiliated entities(2)	946,423	6.3%
BC Axis Limited, as controlled by 3E Biosciences Capital LP(3)	859,766	5.7%
Invus Public Equities, L.P and its affiliated entities(4)	1,350,000	9.0%
Named Executive officers and directors:
Jay P. Shepard(5)	249,705	1.6%
Rekha Hemrajani	—	*
Vinay Shah(6)	288,078	1.9%
Gail McIntyre, Ph.D.(7)	78,607	*
Srinivas Akkaraju, M.D., Ph.D.(8)(9)	628,838	4.2%
Amato Giaccia, Ph.D.(10)	1,176,254	7.7%
Robert E. Hoffman(11)	13,646	*
Raymond Tabibiazar, M.D.(12)	1,649,231	10.5%
Eric Zhang(13)(14)	873,412	5.8%
All executive officers and directors as a group (9 persons)(15)	4,957,771	30.4%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 15,015,932 shares outstanding on March 16, 2020, adjusted as required by rules promulgated by the SEC. Beneficial ownership of shares is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options that are exercisable within 60 days of March 16, 2020 are deemed outstanding for computing the percentage of ownership of the person holding such options. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aravive, Inc., River Oaks Tower, 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

(2)

Information is based upon a Schedule 13G/A (Amendment No. 2) filed with the SEC on February 13, 2020 (the “Schedule 13G/A”) by New Leaf Biopharma Opportunities II, L.P. (“Biopharma II”), New Leaf BPO Associates II, L.P. (“NLBA II”), New Leaf BPO Management II, L.L.C. (“NLB Management II”), Ronald M. Hunt and Vijay K. Lathi. All 946,423 shares are owned by Biopharma II; except that NLBA II, the sole general partner of Biopharma II, may be deemed to beneficially own, and have sole power to vote, such shares; (ii) NLB Management II, the sole general partner of NLBA II and ultimate general partner of Biopharma II, may be deemed to beneficially own, and have sole power to vote, such shares; and (iii) each of Ronald M. Hunt and Vijay K. Lathi, the individual managing directors of NLB Management II, may also be deemed to beneficially own, and have shared power to vote, such shares.  Each of the entities and the individuals listed above disclaims beneficial ownership of such shares of common stock, except for the shares, if any, such entity or individual holds of record and to the extent of their pecuniary interest therein, if any. The address of the individuals and entities listed above is 420 Lexington Avenue, Suite 408, New York, NY 10170, except for Vijay Lathi whose address is New Leaf Venture Partners, 2730 Sand Hill Road, Suite 110, Menlo Park, CA 94025. We obtained the foregoing information regarding beneficial ownership of these shares solely from the Schedule 13G/A.

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

(4)

Information is based upon a Schedule 13G filed with the SEC on December 10, 2019 by Invus Public Equities, L.P (“Invus Public Equities”)., Invus Public Equities Advisors, LLC (“Invus PE Advisors”),  Artal Treasury Limited (“Artal Treasury”),Artal International S.C.A (“Artal International”), Artal International Management S.A. (“Artal Management”), Artal Group S.A. (“Artal Group”), Wetsend S.A.(“Westend”), Stichting Administratiekabntoor Westland (“Stichting”)and Mr. Pascal Minne(“Minne’).  Invus Public Equities directly holds the 1,350,000 shares of common stock. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and accordingly may be deemed to beneficially own the shares held by Invus Public Equities. Artal Treasury, as the managing member of Invus PE Advisors, controls Invus PE Advisors, and accordingly may be deemed to beneficially own the shares held by Invus Public Equities. Artal International, as its Geneva branch is the sole stockholder of Artal Treasury, may be deemed to beneficially own the shares that Artal Treasury may be deemed to beneficially own. Artal International Management, as the managing partner of Artal International, controls Artal International and, accordingly, may be deemed to beneficially own the shares that Artal International may be deemed to beneficially own. Artal Group, as the parent company of Artal International Management, controls Artal International Management and, accordingly, may be deemed to beneficially own the shares that Artal International Management may be deemed to beneficially own. Westend, as the parent company of Artal Group, controls Artal Group and, accordingly, may be deemed to beneficially own the shares that Artal Group may be deemed to beneficially own. The Stichting, as the parent company of Westend, controls Westend and, accordingly, may be deemed to beneficially own the shares that Westend may be deemed to beneficially own. Mr. Minne, as the sole member of the board of the Stichting, controls the Stichting and, accordingly, may be deemed to beneficially own the shares that the Stichting may be deemed to beneficially The address for Invus Public Equities and Invus PE Advisors is 750 Lexington Avenue, 30th Floor, New York, New York 10022.  The address for Artal Treasury is PO Box 265, Suite 6, borough House, Rue du Pre, St. Peter Port, Guernsey GYI 3QU.  The address for Artal International, Artal International Management and Artal Group, Westend is Valley Park, 44, Rue de la Vallée, L-2661, Luxembourg.  The address for Stichting is Ijsselburcht 3 NL-6825 BS Arnhem, The Netherlands. The address for Minne is Rue de l’Industrie 44, B-1000, Bruxelles, Belgium.

(5)	Includes an aggregate of 163,068 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(6)	Includes 108,640 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(7)	Includes 77,775 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(8)	Includes an aggregate of 20,957 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(9)

Based on information set forth in a Schedule 13D filed with the SEC by entities affiliated with Samsara BioCapital GP, LLC on June 18, 2018 and Form 4 filed with the SEC by entities affiliated with Samsara BioCapital GPP, LLC on December 2, 2019, these shares include 576,066 shares held by Samsara BioCapital, L.P., or Samsara BioCapital. Dr. Srinivas Akkaraju, a member of the board of directors, is a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital. The managing member disclaims beneficial ownership of these shares except to the extent of the Reporting Person’s pecuniary interest therein. The Address for Samsara BioCapital, L.P. is 565 Everett Avenue, Palo Alto, CA 94301.

(10)	Includes 234,374 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(11)	Includes 13,646 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(12)	Includes 648,480 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(13)	Includes 13,646 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020.

(14)	Consists of 859,766 shares held by Elite Vantage Global Limited. The Address for Elite Vantage Global Limited is Suite 1807, 18/F, China Resources Building, 26 Harbor Road, Wan Chai, Hong Kong.

(15)

Consists of 3,677,185 shares held by the directors and executive officers and an aggregate of 1,280,586 shares issuable pursuant to stock options exercisable within 60 days of March 16, 2020 and upon settlement of RSUs that vest within 60 days of March 16, 2020.

The following table presents information as of December 31, 2019 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2009 Stock Plan, 2014 Plan, the 2019 Plan and the 2014 Employee Stock Purchase Plan. We do not maintain any equity incentive plans that have not been approved by shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan approved by security holders (1)
2009 Stock Plan	39,442	$30.52	—
2014 Equity Incentive Plan	576,121	$30.39	—
2014 Employee Stock Purchase Plan	—	—	221,908
2019 Equity Incentive Plan	45,000	$5.77	1,391,697
Total	660,563	$28.72	1,613,605

(1)

This table does not present information regarding equity awards under the Aravive Biologics, Inc. 2010 Equity Incentive Plan and the Aravive Biologics, Inc. 2017 Equity Incentive Plan that were assumed by us in connection with the Merger. As of December 31, 2019, an additional 1,159,597 shares of our common stock were subject to options outstanding that were assumed in the Merger.

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

CERTAIN RELATED-PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2018 and all currently proposed transactions, to which we have been a participant, in which:

•	the amounts exceeded or will exceed $120,000; and

•

any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

On December 2, 2019, Samsara BioCapital LP, invested approximately $1,000,000 in our public offering and acquired 133,333 shares in the offering. Dr. Akkaraju has been a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital LP. an affiliate of Srini Akkaraju.

Since January 1, 2018, there have been no transactions other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation” and the entry into our standard form of indemnification agreements described below with directors and executive officers, and there are no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest.

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

Independence of the Board of Directors

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Shepard, due to his position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Akkaraju, Dr. Giaccia, Mr. Hoffman, Dr. Tabibiazar, and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq. See the section of this Annual Report on Form 10-K entitled “Item 10. Directors, Executive Officers and Corporate Governance— Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 29, 2018, we dismissed PwC as our independent registered public accounting firm, and we retained BDO USA, LLP (“BDO USA”) as our new independent registered public accounting firm responsible for auditing our financial statements.  The following table sets forth the aggregate fees incurred by us for audit and other services rendered by BDO USA during the year ended December 31, 2019 and November 30, 2018 until December 31, 2018:

	Fiscal Year Ended
	2019	2018
	(in thousands)
Audit Fees(1)	$254	$254
Audit-Related Fees(2)	—	—
Tax Fees(3)	54	—
All Other Fees(4)	—	—
Total Fees	$308	$254

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

(2)	None.

(3)	Tax fees include fees billed in the fiscal periods shown for professional services for tax compliance.
(4)	None.

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

The Audit Committee has determined that the rendering of non-audit services by BDO USA in 2019 and 2018 is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2019 Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Aravive, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aravive, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 upon adoption of Accounting Standards Codification (ASC) Topic 842, Leases, using the modified retrospective method.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Raleigh, North Carolina

March 27, 2020

ARAVIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$65,134	$56,992
Prepaid expenses and other current assets	3,079	1,038
Total current assets	68,213	58,030
Restricted cash	2,423	2,396
Property and equipment, net	1,808	32
Operating lease right-of-use assets	8,697	—
Build-to-suit lease asset, net	—	8,651
Intangible asset, net	219	341
Other assets	761	20
Total assets	$82,121	$69,470
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,078	$426
Accrued liabilities	1,497	1,365
Operating lease obligation, current portion	2,393	—
Deferred revenue	—	146
Total current liabilities	4,968	1,937
Contingent payable	264	264
Operating lease obligation	7,840	—
Build-to-suit lease obligation	—	7,324
Total liabilities	13,072	9,525
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2019 and December 31, 2018; zero shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2019 and December 31, 2018; 15,001,795 and 11,266,151 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	539,158	510,509
Accumulated deficit	(470,111)	(450,565)
Total stockholders' equity	69,049	59,945
Total liabilities and stockholders’ equity	$82,121	$69,470

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue
Grant revenue	$4,753	$1,371
Total revenue	4,753	1,371
Operating expenses
Research and development	12,836	11,075
Write-off of acquired in-process research and development	—	38,313
General and administrative	13,691	27,395
Total operating expenses	26,527	76,783
Loss from operations	(21,774)	(75,412)
Interest income	1,022	989
Interest expense	—	(2,429)
Other income (expense), net	2,534	519
Net loss	$(18,218)	$(76,333)
Net loss per share- basic and diluted	$(1.57)	$(10.64)
Weighted-average common shares used to compute net loss per share- basic and diluted	11,589	7,171

The accompanying notes are an integral part of these consolidated financial statement

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	5,989,688	$1	$456,987	$(374,232)	$82,756
Issuance of common stock upon exercise of options	3,643	—	35	—	35
Issuance of common stock under employee benefit plans	130,905	—	17	—	17
Stock-based compensation	—	—	16,139	—	16,139
Issuance of common stock for the merger transaction	5,141,915	—	37,331	—	37,331
Net loss	—	—	—	(76,333)	(76,333)
Balances at December 31, 2018	11,266,151	1	510,509	(450,565)	59,945
Issuance of common stock in public offering, net of issuance costs of $351	3,633,334	1	25,127	—	25,128
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Issuance of common stock upon exercise of options	39,686	—	95	—	95
Issuance of common stock under employee benefit plans	62,624	—	28	—	28
Stock-based compensation	—	—	3,399	—	3,399
Net loss	—	—	—	(18,218)	(18,218)
Balances at December 31, 2019	15,001,795	$2	$539,158	$(470,111)	$69,049

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(18,218)	$(76,333)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	498	1,060
Write-off of acquired in-process research & development	—	38,313
Stock-based compensation expense	3,399	16,139
Changes in assets and liabilities, net of acquisition
Prepaid expenses and other assets	(2,782)	(224)
Accounts payable	652	(1,744)
Deferred revenue	(146)	(1,371)
Accrued and other liabilities	(484)	(5,097)
Net cash used in operating activities	(17,081)	(29,257)
Cash flows from investing activities
Purchase of property and equipment	—	(33)
Cash paid to acquire in-process research & development	—	(2,076)
Cash acquired in the merger transaction	—	5,277
Net cash provided by investing activities	—	3,168
Cash flows from financing activities
Inducement on build-to-suit lease obligation	—	1,896
Proceeds from issuance of common stock, net of issuance costs	25,127	—
Proceeds from issuance of common stock in connection with employee benefit plans and exercise of stock options	123	52
Net cash provided by financing activities	25,250	1,948
Net increase (decrease) in cash, cash equivalents and restricted cash	8,169	(24,141)
Cash, cash equivalents and restricted cash at beginning of period	59,388	83,529
Cash, cash equivalents and restricted cash at end of period	$67,557	$59,388
Supplemental disclosure of noncash items
Issuance of common stock for the merger transaction	$—	$37,331
Property and equipment recorded upon adoption of ASU 2016-02	$2,151	$—

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

The Company’s lead product candidate, AVB-500 (previously referred to as AVB-S6-500), is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway by binding GAS6. By capturing serum GAS6, AVB-500 starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. The GAS6-AXL signaling pathway also plays a significant role in fibrogenesis.

The Company’s current development program benefits from the availability of a proprietary serum-based biomarker that we expect will help accelerate drug development by allowing the Company to select a pharmacologically active dose.

In the Company’s completed Phase 1 clinical trial with our clinical lead product candidate, AVB-500, the Company has demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial in healthy volunteers. In December 2018, the Company initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and are currently enrolling the expansion cohort in the Phase 1b. In August 2018, the U.S. Food and Drug Administration (FDA) granted fast track designation to AVB-500 for platinum-resistant recurrent ovarian cancer. In January 2020, the Company announced that the FDA has cleared our Investigational New Drug (IND) application for investigation of AVB-500, in the treatment of our second oncology indication, clear cell renal cell carcinoma (ccRCC).

As the Company advances its clinical programs, the Company is in close contact with its CROs and clinical sites and is assessing the impact of COVID-19 on its studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, Aravive has decided to amend its clear cell renal cell carcinoma (ccRCC) trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (PROC) trial and the initiation of the 20 mg/kg dosing cohort.  While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies.  The Company will pause new enrollment in its IgA nephropathy (IgAN) trial until the risk of unnecessary exposure of patients to COVID-19 is decreased.

In July 2016, Private Aravive was approved for a $20 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was expected to allow Private Aravive to develop the product candidate referenced above through clinical trials. The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. Private Aravive’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Private Aravive matched 50% of funding from the CPRIT Grant. Consequently, Private Aravive was required to raise $10.0 million in matching funds over the three-year project. Private Aravive has raised all its required $10.0 million in matching funds.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the accompanying consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements are consolidated for the years ended December 31, 2019 and 2018 and include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007. After 2015, the Cayman and GmbH subsidiaries became dormant. In 2019, the Cayman and GmbH subsidiaries were liquidated in their respective countries and no longer exist as of December 31, 2019. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's subsidiaries and consolidated operations.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2019, the Company had an accumulated deficit of $470.1 million and working capital of $63.3 million. Since inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to continue to incur losses from costs related to the development of AVB-500 and related administrative activities for the foreseeable future. As of December 31, 2019, the Company had a cash and cash equivalents balance of $65.1 million consisting of cash and investments in highly liquid U.S. money market funds.  While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Products developed by the Company require clearances from the U.S. Food and Drug Administration (“FDA”), the Pharmaceuticals Medicines and Devices Agency (“PMDA”), or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed or the Company is unable to maintain clearance, it could have a material adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to launch and commercialize any product candidates for which it receives regulatory approval.

Cash and cash equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and 2018 the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

Property and equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in operations in the period realized.

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

The new guidance also provides practical expedients for ongoing lease accounting. The Company has elected the recognition exemption for short-term lease for all leases that qualify. Under this exemption, the Company will not recognize ROU assets or lease liabilities on the consolidated balance sheet for those leases that qualify as a short-term lease, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company has also elected the practical expedient to not separate lease and non-lease components for all equipment and real-estate leases.

With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease obligation on the consolidated balance sheet. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Variable lease costs and short-term lease payments not included in the lease liability are classified within operating activities in the consolidated statements of cash flows. For all lease agreements the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. These expenses are recognized within operating expenses in the consolidated statements of operations.

The Company accounts for the sublease with EVA as an operating lease. The Company reviews the right-of-use asset recorded associated with the sublease for impairment whenever events or changes in circumstances indicate that the carrying amount of the right-of-use asset may not be recoverable. Recoverability is measured if the lease cost for the term of the sublease exceeds the anticipated sublease income for the same period on an undiscounted basis and the Company shall treat this circumstance as an indicator that the carrying amount of the right-of-use asset may not be recoverable. There have been no such impairments of right-of-use assets during the year ended December 31, 2019.

Prior to the Company’s adoption of ASU 2016-02, when the Company’s lease agreements contained renewal options, tenant improvement allowances, rent holidays and rent escalation clauses, the Company recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the consolidated statements of operations over the term of each lease.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There have been no such impairments of long-lived assets during the years ended December 31, 2019 and 2018.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2

Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments consist of Level 1 assets as of December 31, 2019 and 2018.  Level 1 securities are comprised of highly liquid money market funds.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods.

In-process Research & Development

In-process research and development, or IPR&D, was recorded at its relative fair value using a discounted cash flow model and was assigned to acquired research and development assets that were not fully developed as of the completion of the Merger. IPR&D acquired in an asset purchase is capitalized on the Company’s consolidated balance sheet at its acquisition-date fair value if the acquired IPR&D has alternative future use. For the IPR&D that was acquired from the Merger it was determined that the IPR&D had no alternative future use and therefore it was expensed immediately following the Merger. Fair value measurement was classified as Level 3 under the fair value hierarchy.

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

Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of December 31, 2019, the Company had an unbilled receivable from CPRIT of $1.6 million, which is reflected in prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of December 31, 2018, the Company had deferred revenue of $0.1 million.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)- Targeted Improvements, that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company adopted ASC Topic 842 with the cumulative effect of adoption recognized to accumulated deficit on January 1, 2019, as previously described in Note 2.

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

Additionally, as a result of adoption of ASC 842, the Company recognized operating lease ROU assets of approximately $10.4 million, $2.2 million of leasehold improvements, an operating lease obligation of $12.6 million and derecognition of deferred rent of $0.1 million as of January 1, 2019.

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

In January 2017, the FASB issued, ASU-2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. This guidance clarifies changes to the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, also known as the screen test. If this threshold is met under the screen test, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. In October 2018, the Company, then known as Versartis, Inc., completed a merger whereby Private Aravive merged with a wholly owned subsidiary of Versartis, Inc. in an all-stock transaction and Private Aravive was the surviving corporation of such merger as a wholly owned subsidiary of the Company (formerly known as Versartis, Inc.). The Merger was accounted for as an acquisition by the Company of Private Aravive’s net assets or a group of similar identifiable assets.  Substantially all of the fair value of the net acquired assets is concentrated in a single identifiable asset or a group of similar identifiable assets, and as such the set of net assets acquired is not deemed to be a business.  The guidance, which has become effective for the Company on January 1, 2018, had a material impact on the Company’s consolidated financial statements upon close of the Merger, as the application of the screen test under the new guidance results in the transaction to be accounted for as an asset acquisition.

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

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2019	2018
Preclinical and clinical	$531	$416
Lease receivable	900	606
Unbilled receivable from CPRIT	1,604	—
Other	44	16
Total	$3,079	$1,038

Property and equipment, net (in thousands)

	December 31,
	2019	2018
Equipment and furniture	$1,442	$1,442
Buildings, leasehold and building improvements	2,674	134
	4,116	1,576
Less: Accumulated depreciation and amortization	(2,308)	(1,544)
Property and equipment, net	$1,808	$32

Depreciation expense was approximately $0.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.

Intangible asset, net (in thousands)

	December 31,
	2019	2018
Assembled workforce	$366	$366
	366	366
Less: Accumulated amortization	(147)	(25)
Intangible asset, net	$219	$341

Amortization expense is expected to be approximately $0.1 million in each year over the next 1.8 years.

Accrued liabilities (in thousands)

	December 31,
	2019	2018
Payroll and related	$1,248	$509
Preclinical and clinical	5	563
Professional services	32	—
Other	212	293
Total	$1,497	$1,365

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

	Fair Value Measurements at December 31, 2019
	Total	Level 1
Assets
Money market funds	$63,691	$63,691

	Fair Value Measurements at December 31, 2018
	Total	Level 1
Assets
Money market funds	$48,389	$48,389

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 or 2018.

5. Leases

The Company adopted ASC 842 as of January 1, 2019, using the modified retrospective approach and therefore prior year financial statements were not recast under the new standard.

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

The Company’s rent expense including both short-term and variable lease components of $0.5 million associated with the facility leases was $2.5 million for the year ended December 31, 2019.  Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for 2019 was $2.7 million. As of December 31, 2019, the Company’s operating leases had a weighted average remaining lease term of 4.6 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

As of December 31, 2019, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2020	$2,668
2021	2,618
2022	2,697
2023	2,777
2024	2,373
Total future minimum lease payments	13,133
Less: discount	(2,900)
Total lease liabilities	$10,233

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2019	$2,652
2020	2,668
2021	2,618
2022	2,697
2023	2,777
Thereafter	2,373
$15,785

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space referenced above. The 1020 Space Sublease commenced on October 1, 2018 for 73 months.  EVA is entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $2.5 million and $0.6 million for 2019 and 2018 respectively. During 2019, cash received from EVA was $2.3 million, which amount was included in prepaid expenses and other assets for operating cash flows.

Future base rent and additional rent EVA shall pay to the Company over the sublease term as of December 31, 2019, are as follows (in thousands):

Year Ending December 31,
2020	$2,563
2021	2,628
2022	2,695
2023	2,764
2024	2,355
$13,005

Build-to-Suit Lease

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located at 1060 Marsh Road. In September 2017, the Company opted out of its intent to occupy 1060 Marsh Road. The Company began occupying 1020 Marsh Rd in August 2017. The lease has a term of 86 months from the commencement date as defined in the lease agreement with the Company’s option to extend the term of the lease for an additional five years. The Company is obligated to make lease payments totaling approximately $20.0 million over the initial term of the lease. In connection with this lease, the landlord is providing a tenant improvement allowance of approximately $1.9 million for the 1020 Space, for costs associated with the design, development and construction of the Company’s improvements. The Company is obligated to fund all costs incurred in excess of the tenant improvement allowance. The Company provided the Landlord with a letter of credit to secure its obligations under the lease in the initial amount of approximately $2.4 million, reported as restricted cash on the consolidated balance sheets which is subject to reductions in future years if certain financial hurdles are met.

Under the terms of the lease agreement, the Company has indemnified the landlord during the construction period. Accordingly, for accounting purposes, the Company has concluded that it is the deemed owner of the building during the construction period and the Company capitalized approximately $8.9 million within build-to-suit lease asset and recognized an $7.3 million corresponding build-to-suit lease obligation in non-current liabilities in the consolidated balance sheet as of December 31, 2018. Of the $8.9 million, approximately $3.5 million has been recorded as a build-to-suit asset related to construction costs incurred by the Company as of December 31, 2018. Rent expense was $0.3 million for the year ended December 31, 2018.

6. Commitments and Contingencies

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

Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2019.

Contingent payable

As part of the Merger, the Company acquired a settlement that Private Aravive entered into with former creditors in 2014 pursuant to which Private Aravive had agreed to make an initial 7.5% cash payment to the creditors with the remainder contingent on future milestone payments, or Contingent Payments, until full repayment of the payables is made. The contingent Payments are to be made from the proceeds received by Private Aravive from any future licensing transactions. The Contingent Payments will be distributed on a pro rata basis with other secured creditors and will be made from at least 10% of any proceeds from any future licensing transactions. The proceeds from any future licensing transactions will be held in an escrow account which will be administered by an independent third party. The creditors agree that the Initial payment and any Contingent Payments represents settlement in full of all outstanding obligations owed to the creditors by Private Aravive and released Private Aravive from all claims. As a result of and in connection with the Merger, the Company determined the fair value of the contingent payable to be approximately $264,000, based upon an appraisal (or valuation) of the assets and liabilities assumed to determine fair values.

7. Common Stock

The Amended and Restated Certificate of Incorporation, authorizes the Company to issue 100,000,000 shares of common stock as of December 31, 2019. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2019	2018
Issuance of equity based awards under stock plan	1,391,697	1,201,581
Issuance upon exercise of options under stock plan	1,820,160	1,515,923
Issuance of restricted stock units under stock plan	42,112	117,597
Total	3,253,969	2,835,101

In connection with the completion of the Merger, on October 15, 2018, the amended and restated certificate of incorporation of the Company was amended to effect, at 12:01 a.m. Eastern Time on October 16, 2018, a reverse split of Company Common Stock at a ratio of 1-for-6 (the “Amended Certificate”). The accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

In December 2019, the Company closed a public offering of its common stock pursuant to which the Company issued 3,633,334 shares of common stock, which included shares issued pursuant to the underwriters’ partial exercise of their over-allotment option, and received net proceeds of approximately $25.1 million, after underwriting discounts, commissions and offering expenses.

Related party transaction

On December 2, 2019, an entity affiliated with a member of our board of directors, invested approximately $1,000,000 in our public offering and acquired 133,333 shares of common stock in the offering.

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of December 31, 2019, the total number of shares of common stock available for issuance under the 2019 Plan was 1,391,697. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2018	607,511	$81.60
Additional shares authorized	—	—
Assumption of option plans associated with the merger	1,183,950	0.44
Options granted	—	—
Restricted stock units granted	—	—
Options exercised	(3,643)	9.66
Options cancelled	(271,895)	80.09
Balances, December 31, 2018	1,515,923	18.65
Additional shares authorized	—	—
Options granted	483,328	5.55
Restricted stock units granted	—	—
Options exercised	(39,686)	2.40
Options cancelled	(139,405)	81.33
Balances, December 31, 2019	1,820,160	$10.70	6.6	$18,957
Vested and expected to vest as of December 31, 2019	1,796,997	$10.75	6.6	$18,778
Exercisable as of December 31, 2019	1,474,782	$11.31	6.0	$16,311

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018, was $0.4 million and none, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested as of December 31, 2019:

			Options Exercisable
	Options Outstanding		and Vested
		Weighted Average		Weighted Average
		Remaining		Remaining
Range of	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life (in Years)	Outstanding	Life (in Years)
$0.06-$0.06	86,867	1.5	86,867	1.5
$0.24-$0.24	621,098	5.4	621,098	5.4
$0.66-$0.90	451,632	7.8	451,632	7.8
$3.54-$5.83	385,673	8.8	110,828	8.8
$5.87-$191.76	274,890	5.8	204,357	5.8
	1,820,160		1,474,782

Stock Options Granted to Employees

During the year ended December 31, 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $4.69 per share. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods. For the year ended December 31, 2018 the fair value assumptions noted below, were all related to the assumed fully vested stock options in accordance with the Merger. No options were granted during the year ended December 31, 2018.

As of December 31, 2019, total unrecognized employee stock-based compensation related to stock options granted was $2.0 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected volatility	111.0%	132.0%
Risk-free interest rate	2.4%	3.0%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	3.3

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Volatility – Beginning in 2018, the Company had enough historical stock price information in order to value the options assumed in the Merger. The Company continues to utilize our historical stock prices in order to estimate the expected volatility.

Risk-Free Interest Rate – The risk-free rate assumption was based on the U.S. Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.

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

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on the Nasdaq Global Select Market.

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018
Operating Expenses
Research and development	$347	$2,946
General and administrative	3,052	13,193
Total	$3,399	$16,139

2014 Employee Stock Purchase Plan

The board of directors adopted, and the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan, or the ESPP, in March 2014. The ESPP became effective on March 20, 2014.

The maximum aggregate number of shares of common stock that may be issued under the ESPP per purchase period is 416 shares (which was adjusted for the reverse stock split that occurred in October 2018). In November 2019, the board of directors adopted a resolution to increase the maximum aggregate number of shares of common stock that may be issued under the ESPP per purchase period 2,500 shares, beginning with the offering period that starts in May 2020. Additionally, the number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; and (ii) 50,000 shares of common stock (which was adjusted for the reverse stock split that occurred in October 2018). The board of directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase or that the increase will be for a lesser number of shares than would otherwise occur. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

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

The ESPP permits participants to purchase shares of our common stock through payroll deductions with up to 15% of their earnings. The purchase price of the shares will be not less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The fair value of the ESPP grants were immaterial for the years ended December 31, 2019 and 2018, respectively.

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $1.4 million and $3.2 million, in compensation expense during the years ended December 31, 2019 and 2018, respectively.  As all of the restricted stock vests through 2019 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all of the remaining restricted stock units that were granted in prior years vest, the Company will recognize approximately $0.7 million in compensation expense over a weighted average remaining period of 2 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

A summary of the Company’s restricted stock activity is presented in the following tables:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Units
Unvested at December 31, 2018	117,597	$31.37
Granted	—	—
Vested	(59,567)	31.37
Forfeited/canceled	(15,918)	27.16
Unvested at December 31, 2019	42,112	$32.97

9. Income Taxes

The provision (benefit) for federal income taxes in 2019 and 2018 is as follows (in thousands):

December 31,
	2019	2018
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	$—	$—
State	—	—
Total deferred tax expense	—	—
Total income tax expense	$—	$—

	December 31,
	2019	2018
United States	$(18,218)	$(76,256)
Foreign	(0)	(77)
Net loss before provision for income taxes	$(18,218)	$(76,333)

Income tax expense (benefit) in 2019 and 2018 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2019	2018
Federal tax benefit at statutory rate	21%	21%
Change in valuation allowance	(23)%	103%
Section 382 limitation	—	(109)%
Other non-deductible expenses	(1)%	(11)%
Stock based compensation	(7)%	(4)
ASC 842 lease accounting	10%	—
Total	0%	0%

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carry forwards	$5,869	$2,335
Research and development tax credits	90	168
Stock based compensation and other	5,099	5,263
Operating lease obligation	2,149	—
Total deferred tax assets	13,207	7,766
Less: Valuation allowance	(11,326)	(7,032)
Deferred tax liabilities	(55)	(734)
Operating lease right-of-use assets	(1,826)	—
Net deferred tax assets	$—	$—

Subsequent to the issuance of the December 31, 2018 consolidated financial statements, the Company corrected the deferred tax asset related to stock based compensation and valuation allowance disclosed in the table above to reflect the appropriate deferred tax asset and valuation allowance amounts as of December 31, 2018.  The adjustment decreased the previously reported deferred tax asset and the previously reported valuation allowance by $3.3 million. The correction did not have a material impact on the consolidated financial statements for the year ended December 31, 2018 and did not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows as of or for the year ended December 31, 2019.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

The valuation allowance increased by approximately $4.3 million in 2019 and decreased by $95.1 million in 2018.

At December 31, 2019, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27.9 million, of which $23.1 million was generated post December 31, 2017 (after section 382 limitation) and will have no expiration date. The remaining $4.8 million of net operating loss carryforwards begin to expire in 2037. The Company also has federal research and development tax credits of approximately $90 thousand, which begin to expire in 2037.

As of December 31, 2019, the Company’s total gross deferred tax assets were $13.2 million. Due to the Company’s lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception up to the Private Aravive's acquisition date. Based on this analysis during 2018, management determined that both Versartis, Inc. and Private Aravive did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. In 2019, no additional ownership changes were noted.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2019 and 2018, the Company’s reserve for unrecognized tax benefits is approximately $39 thousand and $72 thousand, respectively. Due to the above-mentioned Section 382 limitation and impairment of tax attributes, in 2018 there was a decrease in prior year unrecognized tax benefits of $3.9 million. Due to the full valuation allowance at December 31, 2018, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2018	$3,934
Gross increase/ (decrease) related to prior year tax positions	(3,934)
Gross increase related to current year positions	72
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2018	$72
Gross increase/ (decrease) related to prior year tax positions	(72)
Gross increase related to current year positions	39
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2019	$39

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In Q4 2018, the Company completed its analysis within the measurement period in accordance with SAB 118 and found no change to the provisional amount on 2017 tax provision.

10. Restructuring Plan

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

11. Employee Benefit Plans

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

Severance Benefit Plan & Retention Cash Bonus

Simultaneously with the Restructuring Plan, the Company established a Severance Benefit Plan (the “Plan”) for affected employees (See Note 10) as well as a retention plan for retained employees.  The Plan provides payment of severance benefits to affected employees of the Company.  The Company granted approximately 151,000 restricted stock units to retained employees with a two year vesting schedule and offered a cash retention bonus of 50% of each retained employees then current base salary, of which $1.5 million was paid in October 2018.

12. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	December 31,
	2019	2018
Net loss attributable to common stockholders- basic and diluted	$(18,218)	$(76,333)
Net loss per share- basic and diluted	$(1.57)	$(10.64)
Weighted-average common shares used to compute net loss per share- basic and diluted	11,589	7,171

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2019 and 2018, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2019	2018
Options to purchase common stock	1,820,160	1,515,923
Restricted stock units	42,112	117,597

13. Merger with Aravive Biologics, Inc.

On October 12, 2018, pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 3, 2018,  by and between the Company, then known as Versartis, Inc., Velo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Private Aravive, Merger Sub was merged with and into Private Aravive (the “Merger”), with Private Aravive surviving the Merger as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger or the Effective Time, each outstanding share of capital stock of Private Aravive (other than any shares held as treasury stock) was converted into the right to receive 2.2801 shares of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”), without giving effect to any adjustment for the reverse stock split described below, and (b) each outstanding Private Aravive stock option, all of which were in-the-money, whether vested or unvested, that had not previously been exercised prior to the Effective Time was converted into an option to purchase 2.2801 shares of the Company Common Stock for each share of Private Aravive common stock covered by such option. The aggregate consideration issued in the Merger to the former security holders of Private Aravive, was 5,141,915 shares of Company Common Stock.

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

14. Subsequent Events

On January 8, 2020 upon the appointment of Ms. Hemrajani as the Company’s President and Chief Executive Officer, Jay Shepard resigned as the Company’s Chief Executive Officer and assumed Chairman of the Board of Directors. On January 9, 2020 the Company entered into a separation agreement with Mr. Shepard along with a consulting agreement. This consulting agreement provides that in consideration for Mr. Shepard providing transition services to the Company, the Company agreed to pay Mr. Shepard $150,000 payable pro-rata on a monthly basis over a six-month period along with reimbursement of all COBRA payments made for the benefits during the consulting period.

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Aravive and the business of the supplier of our clinical product candidate and the suppliers of the standard of care drugs that are administered in combination with our clinical product candidate could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis.  Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidate or the standard of care drugs that are administered in combination with our clinical product candidate.

In March 2020, the Company has decided to amend its clear renal cell carcinoma to initiate treatment at 15 mg/kg or 20 mg/kg given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (PROC) trial and the recent initiation of the 20 mg/kg dosing cohort in the PROC population. While this may delay first patient dosing, the overall timelines for top line data may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies. Also, to reduce the risk of unnecessary exposure of patients to COVID-19 that may be caused by patients coming to health centers for their AVB-500 intravenous infusion, the Company will pause new enrollment in its IgA nephropathy (IgAN) trial as this is a relatively healthy patient population with a chronic disease.

In addition, an outbreak near where our clinical trial sites are located would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Exhibit Index

Exhibit Number	Description

1.1

Equity Distribution Agreement, dated as of March 26, 2019 between Aravive, Inc. and Piper Jaffray & Co Incorporated herein by reference to exhibit number 1.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on March 26, 2019).

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

3.6

Certificate of Correction to Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aravive, Inc. (Incorporated herein by reference to exhibit number 3.6 on our annual report on Form 10-K (File No. 001-36361), as filed with the SEC on March 15, 2019).

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

4.2#	Description of Capital Securities.

4.3*

The Aravive, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 9, 2019).

10.1

Lease by and between the Company and CA-Shorebreeze Limited Partnership, dated as of August 31, 2011. (Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.2*

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

10.5*	2014 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

10.6*

Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement. (Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-194949), as filed with the SEC on April 1, 2014).

10.7*

Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on April 17, 2014).

Exhibit Number	Description

10.8*

Change in Control Severance Plan. (Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 10, 2014).

10.9*

2014 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

10.10*

Form of Indemnification Agreement by and between the Company and each of its directors and officers. (Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

10.11†

Services Agreement by and between the Company and Amunix Operating Inc., dated as of March 18, 2013. (Incorporated herein by reference to Exhibit 10.14 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.12†

Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of December 30, 2010. (Incorporated herein by reference to Exhibit 10.15 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.13†

Letter Agreement by and between the Company and Amunix Operating, Inc., dated as of February 3, 2011. (Incorporated herein by reference to Exhibit 10.16 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.14†

Amendment No. 1 to the Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of January 7, 2013. (Incorporated herein by reference to Exhibit 10.17 of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.15

Amendment No. 2 to Second Amended and Restated Licensing Agreement by and between the Company and Amunix Operating, Inc., dated as of February 25, 2014. (Incorporated herein by reference to Exhibit 10.21 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 06, 2014).

10.16*

Offer letter between the Company and Jay Shepard dated as of May 12, 2015. (Incorporated herein by reference to Exhibit 10.7 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 8, 2015).

10.17

Operating Lease Agreement by and between Versartis, Inc. and Bohannon Associates dated March 17, 2017 (Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 10, 2017).

10.18†

Amended Amunix License Agreement by and between Versartis, Inc. and Amunix Operating, Inc. dated March 22, 2016 (Incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on August 7, 2017).

10.19*	Offer Letter with Robert Gut, dated August 30, 2017 (Incorporated herein by reference to Exhibit 10.37 of our annual report on Form 10-K (File No. 001-36361), as filed with the SEC on March 6, 2018).

10.20

Agreement and Plan of Merger and Organization among Versartis, Inc., Velo Merger Sub, Inc. and Aravive Biologics, Inc. dated as of June 3, 2018 (Incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 4, 2018).

10.21

Form of Support Agreement, by and between Versartis, Inc. and Aravive Biologics, Inc.’s directors, officers and certain stockholders (Incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 4, 2018).

10.22

Form of Support Agreement, by and between Aravive Biologics, Inc. and Versartis, Inc.’s directors, officers and certain stockholders (Incorporated herein by reference to Exhibit 2.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 4, 2018).

10.23

Cancer Research Grant Contract, dated December 1, 2015, by and between the Cancer Prevention and Research Institute of Texas and Ruga Corporation (Incorporated herein by reference to Exhibit 10.1 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.24†

Exclusive License Agreement, dated January 25, 2012, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.2 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

Exhibit Number	Description

10.25†

Amendment to the Exclusive License Agreement, dated July 26, 2012, by and between the Board of Trustees of Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.3 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.26†

Amendment No. 2 to the Exclusive License Agreement, dated September 25, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.4 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.27†

Amendment No. 3 to the Exclusive License Agreement, dated September 25, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.5 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.28†

Master Manufacturing Services Agreement, dated July 11, 2016, by and between WuXi Biologics (Hong Kong) Limited and Aravive Biologics, Inc. (Incorporated herein by reference to Exhibit 10.6 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.29†

License Agreement dated December 1, 2017, by and between WuXi Biologics (Hong Kong) Limited and Aravive Biologics, Inc. (Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.30†

Indemnification Agreement dated October 17, 2016, by and between Ruga Corporation and Vinay Shah (Incorporated herein by reference to Exhibit 10.8 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.31

Sublease dated August 21, 2018, by and among Versartis, Inc. and Eva Automation, Inc.  (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on September 20, 2018).

10.32*	Aravive, Inc. 2017 Equity Incentive Plan (Incorporated herein by reference to Exhibit 4.9 of our registration statement on Form S-8 (File No. 333-227865), as filed with the SEC on October 17, 2018).

10.33*

Aravive, Inc. 2010 Equity Incentive Plan, as amended (Incorporated herein by reference to Exhibit 4.10 of our registration statement on Form S-8 (File No. 333-227865), as filed with the SEC on October 17, 2018).

10.34*

Separation Agreement with Paul Westberg effective November 15, 2018 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on November 20, 2018).

10.35*

Separation Agreement with Tracy Woody effective November 15, 2018 (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on November 20, 2018).

10.36*

Amendment to Jay Shepard Offer Letter dated as of February 6, 2019 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.37*

Offer Letter dated February 1, 2017 and the amendment thereto dated May 30, 2018 by and between Aravive Biologics, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.38*

Severance Agreement dated May 31, 2018 and amendment thereto dated September 24, 2018 between Aravive Biologics, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.39*

Offer Letter dated January 1, 2017 by and between Aravive Biologics, Inc. and Gail McIntyre (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.40*

Non-Employee Director Compensation Policy, as amended January 3, 2019 (Incorporated herein by reference to exhibit number 10.60 on our annual report on Form 10-K (File No. 001-36361), as filed with the SEC on March 15, 2019).

10.41*

Amendment to Jay Shepard Offer Letter effective as of February 28, 2019 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 6, 2019).

10.42*

First Amendment to Aravive, Inc. 2014 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 6, 2019).

10.43*

Offer Letter, dated January 8, 2020, between Rekha Hemrajani and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

Exhibit Number	Description

10.44*

Separation Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.45

Consulting Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.46*

Aravive, Inc. 2019 Equity Incentive Plan (Incorporated herein by reference to Exhibit 99.1 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.47*

Form of Stock Option Grant Notice and Stock Option Agreement (Incorporated herein by reference to Exhibit 99.2 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.48#*	Offer Letter, dated March 26, 2020, between Vinay Shah and Aravive, Inc.

10.49#*	Offer Letter, dated March 26, 2020 between Gail McIntyre and Aravive, Inc.

10.50#*	Form of 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.

21.1#	List of Subsidiaries.

23.1#	Consent of BDO USA, LLP.

24.1#	Power of Attorney (included in the signature page hereto).

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
†	Registrant has been granted confidential treatment for certain portions of this agreement. The omitted portions have been filed separately with the SEC.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aravive, Inc.

Date: March 27, 2020	By:	/s/ Rekha Hemrajani
Rekha Hemrajani
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rekha Hemrajani and Vinay Shah, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Rekha Hemrajani	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2020
Rekha Hemrajani

/s/ Vinay Shah	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 27, 2020
Vinay Shah

/s/ Srinivas Akkaraju, M.D., Ph.D.	Director	March 27, 2020
Srinivas Akkaraju, M.D., Ph.D.

/s/ Amato Giaccia, Ph. D.	Director	March 27, 2020
Amato Giaccia, Ph. D.

/s/ Robert E. Hoffman	Director	March 27, 2020
Robert E. Hoffman

/s/ Ray Tabibiazar, M.D.	Director	March 27, 2020
Ray Tabibiazar, M.D.

/s/ Jay P. Shepard	Director (Chairman of the Board)	March 27, 2020
Jay P. Shepard

/s/ Eric Zhang	Director	March 27, 2020
Eric Zhang