Form 10-Q
period 2020-03-31
Aravive, Inc.
filed 2020-05-06
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 15,948,686 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$60,700	$65,134
Prepaid expenses and other current assets	580	3,079
Total current assets	61,280	68,213
Restricted cash	2,428	2,423
Property and equipment, net	1,216	1,808
Operating lease right-of-use assets	5,741	8,697
Intangible asset, net	188	219
Other assets	689	761
Total assets	$71,542	$82,121
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,188	$1,078
Accrued liabilities	1,447	1,497
Operating lease obligation, current portion	2,324	2,393
Total current liabilities	4,959	4,968
Contingent payable	295	264
Operating lease obligation	7,285	7,840
Total liabilities	12,539	13,072
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 15,015,932 and 15,001,795 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	539,908	539,158
Accumulated deficit	(480,907)	(470,111)
Total stockholders' equity	59,003	69,049
Total liabilities and stockholders’ equity	$71,542	$82,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Grant revenue	$—	$1,699
Operating expenses
Research and development	3,491	2,848
General and administrative	3,951	4,590
Loss on impairment of long-lived assets	2,870	—
Total operating expenses	10,312	7,438
Loss from operations	(10,312)	(5,739)
Interest income	217	346
Other (expense) income, net	(701)	689
Net loss	$(10,796)	$(4,704)
Net loss per share - basic and diluted	$(0.72)	$(0.42)
Weighted-average common shares used to compute basic and diluted net loss per share	15,013	11,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	5,645	—	33	—	33
Issuance of common stock under employee benefit plans	8,492	—	—	—	—
Stock-based compensation	—	—	717	—	717
Net loss	—	—	—	(10,796)	(10,796)
Balances at March 31, 2020	15,015,932	$2	$539,908	$(480,907)	$59,003

	Three Months Ended
	March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	11,266,151	$1	$510,509	$(450,565)	$59,945
Issuance of common stock under employee benefit plans	10,349	—	—	—	—
Stock-based compensation	—	—	1,048	—	1,048
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Net loss	—	—	—	(4,704)	(4,704)
Balances at March 31, 2019	11,276,500	$1	$511,557	$(456,597)	$54,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,796)	$(4,704)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	125	126
Impairment of long-lived assets	2,870	—
Stock-based compensation expense	717	1,048
Write-off lease receivable/prepaid commission assets	1,383	—
Changes in assets and liabilities
Prepaid expenses and other assets	1,188	(853)
Accounts payable	110	942
Deferred revenue	—	908
Accrued and other liabilities	(59)	1,137
Net cash used in operating activities	(4,462)	(1,396)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	33	—
Net cash provided by financing activities	33	—
Net change in cash, cash equivalents, and restricted cash	(4,429)	(1,396)
Cash, cash equivalents, and restricted cash at beginning of period	67,557	59,388
Cash, cash equivalents, and restricted cash at end of period	$63,128	$57,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive is a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to its merger with Aravive Biologics, Inc. (the “Merger”), Aravive (then known as Versartis, Inc.) was an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency. The “Company” refers to Aravive as a combined company following the completion of the Merger with Aravive Biologics, Inc. (“Private Aravive”).  The Merger became effective on October 12, 2018. On October 15, 2018, Versartis, Inc. changed its name to Aravive, Inc.

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

The Company’s current development program benefits from the availability of a proprietary serum-based biomarker that it expects will help accelerate drug development by allowing the Company to select a pharmacologically active dose.

In the Company’s completed Phase 1 clinical trial with its clinical lead product candidate, AVB-500, the Company has demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial in healthy volunteers. In December 2018, the Company initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and are currently enrolling the expansion cohort in the Phase 1b. In August 2018, the U.S. Food and Drug Administration (“FDA”) granted fast track designation to AVB-500 for platinum-resistant recurrent ovarian cancer. In January 2020, the Company announced that the FDA has cleared its Investigational New Drug (“IND”) application for investigation of AVB-500, in the treatment of its second oncology indication, clear cell renal cell carcinoma (“ccRCC”).

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business.  While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected. As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations (“CROs”) and clinical sites and is assessing the impact of COVID-19 on its studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, Aravive has decided to amend its ccRCC trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (“PROC”) trial and the initiation of the 20 mg/kg dosing cohort.  While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies. The Company has paused new enrollment in its IgA nephropathy (“IgAN”) trial, which initiated in December 2019, until the risk of unnecessary exposure of patients to COVID-19 is decreased.

In July 2016, Private Aravive was approved for a $20.0 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. Private Aravive’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Private Aravive matched 50% of funding from the CPRIT Grant. Consequently, Private Aravive was required to raise $10.0 million in matching funds over the three-year project. Private Aravive has raised all its required $10.0 million in matching funds.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2020 and, its results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020, and 2019. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed by the Company on March 27, 2020, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of March 31, 2020 and as of December 31, 2019, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007. After 2015, the Cayman and GmbH subsidiaries became dormant. In 2019, the Cayman and GmbH subsidiaries were liquidated in their respective countries and no longer exist as of December 31, 2019. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's subsidiaries and consolidated operations.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2020, the Company had an accumulated deficit of $480.9 million and working capital of $56.3 million. The Company expects to continue to incur losses from costs related to the development of AVB-500 and related administrative activities for the foreseeable future. As of March 31, 2020, the Company had a cash and cash equivalents balance of approximately $60.7 million consisting of cash and investments in highly liquid U.S. money market funds. While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance its clinical development program to later stages of development and commercialize its clinical product candidate AVB-500. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Products developed by the Company require clearances from the FDA, the Pharmaceuticals Medicines and Devices Agency (“PMDA”), or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed or the Company is unable to maintain clearance, it could have a material adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to launch and commercialize any product candidates for which it receives regulatory approval.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business.  The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timeline of AVB-500.  The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of AVB-500, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“The Act”). The Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts and Jobs Act (TCJA, P.L. 115-97). It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

The Company has determined, based on its preliminary analysis, that the provisions of CARES Act are not expected to impact our 2020 financials. The Company will monitor the updates, both to our business as well as guidance issued with respect to CARES Act that could impact the current interpretation of the issued provisions.

Cash and cash equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations to the landlord under the right-of-use (“ROU”) lease for the property located at 1020 Marsh Road, Menlo Park, California (the “1020 Space”).

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

The Company records an operating lease ROU asset and an operating lease obligation on the consolidated balance sheet when entering into a lease. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Variable lease costs and short-term lease payments not included in the lease liability are classified within operating activities in the consolidated statements of cash flows. For all lease agreements, the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. These expenses are recognized within operating expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of December 31, 2019.

The Company accounts for the sublease with EVA Automation, Inc. (“EVA”) as an operating lease and reviews the ROU asset recorded associated with the sublease for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured if the lease cost for the term of the sublease exceeds the anticipated sublease income for the same period on an undiscounted basis and the Company shall treat this circumstance as an indicator that the carrying amount of the ROU asset may not be recoverable.

At the end of the first quarter ended March 31, 2020, the Company was informed by EVA, our sublease tenant, it will not be in a position to pay future sublease rental payments and intends to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as the Company currently plans to market the 1020 Marsh Road location for subletting. In determining the fair value of the asset group, the Company utilized current real estate market rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against our ROU asset of $2,372,024 for the three months ended March 31, 2020 in the condensed consolidated statement of operations and an impairment charge against the leasehold improvement assets of $498,023 for the three months ended March 31, 2020 as an impairment loss on long-lived assets within the statement of operations for the three-month period ended March 31, 2020.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

As of March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents consist solely of Level 1 assets. Level 1 assets are comprised of highly liquid money market funds.

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf.

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

ARAVIVE, INC.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating Expenses
Research and development	$121	$86
General and administrative	596	962
Total	$717	$1,048

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for each of the three months ended March 31, 2020 and 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

Intangible Asset

Intangible assets consist of an assembled workforce which was acquired as part of the Merger. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The estimated useful life of the assembled workforce is 3 years.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. The Company is currently evaluating ASU 2019-12 and its impact on its condensed consolidated financial statements and financial statement disclosures.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2020	2019
Preclinical and clinical prepaid expenses	$428	$531
Lease receivable	57	900
Unbilled receivable from CPRIT	—	1,604
Other	95	44
Total	$580	$3,079

Property and equipment, net (in thousands)

	March 31,	December 31,
	2020	2019
Equipment and furniture	$1,442	$1,442
Buildings, leasehold and building improvements	2,674	2,674
	4,116	4,116
Less: Accumulated depreciation and amortization	(2,402)	(2,308)
Impairment loss	(498)	—
Property and equipment, net	$1,216	$1,808

During the first quarter ended March 31, 2020, the Company determined leasehold improvements were impaired as described in Note 2. Depreciation expense was approximately $0.1 million for the three months ended March 31, 2020 and 2019.

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2020	2019
Payroll and related	$628	$1,248
Preclinical and clinical	540	5
Professional services	174	32
Other	105	212
Total	$1,447	$1,497

ARAVIVE, INC.

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

	Fair Value Measurements at March 31, 2020
	(unaudited)
	Total	Level 1
Assets
Money market funds	$56,173	$56,173

	Fair Value Measurements at December 31, 2019
	Total	Level 1
Assets
Money market funds	$63,691	$63,691

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended March 31, 2020 or December 31, 2019.

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

The Company’s rent expense including both short-term and variable lease components of $0.2 million associated with the facility leases was $0.8 million for the period ended March 31, 2020 and 2019. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for the three months ended March 31, 2020 and 2019 was $0.7 million. As of March 31, 2020, the Company’s operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

As of March 31, 2020, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2020 (9 months remaining)	$1,990
2021	2,618
2022	2,697
2023	2,777
2024	2,373
Total future minimum lease payments	12,455
Less: discount	(2,846)
Total operating lease obligations	9,609
Less current operating lease obligations	(2,324)
Noncurrent operating lease obligations	$7,285

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA for the 1020 Space. The 1020 Space sublease commenced on October 1, 2018 for 72 months. EVA is entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. For the three months ended March 31, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2, also associated with this impairment charge the Company recorded  a write down totaling $1.4 million related to a sublease receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations. Overall, for the three months ended March 31, 2020, the Company recorded a loss associated with this sublease of $0.7 million. For the three months ended March 31, 2019, the Company recognized sublease income of approximately $0.7 million. During the three months ended March 31, 2020 and 2019, cash received from EVA was $0.4 million, which amount was included in prepaid expenses and other current assets for operating cash flows.

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

7. Stockholders’ Equity

Equity Incentive Plans

The Company’s Board of Directors (the “Board”) and stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (the “Prior Plans”). As of March 31, 2020, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 1,650,133. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with an expiration date of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plan is set forth below:

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2020	1,820,160	$10.70
Options granted	383,107	11.47
Options cancelled	(23,463)	52.69
Options exercised	(5,645)	5.83
Balances, March 31, 2020	2,174,159	$10.39	5.4	$6,350
Outstanding and expected to vest as of March 31, 2020	2,121,788	$10.41	5.4	$6,346
Exercisable as of March 31, 2020	1,504,713	$10.65	5.2	$6,271

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the three months ended March 31, 2020, was $38,000.

Stock Options Granted to Employees

During the three months ended March 31, 2020 and 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $9.77 and $5.52 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of March 31, 2020, total unrecognized employee stock-based compensation related to stock options granted was $4.8 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	March 31,	March 31,
	2020	2019
Expected volatility	111.0%	111.0%
Risk-free interest rate	1.6%	2.5%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.1	6.0

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $0.2 million and $0.4 million in compensation expense during the three months ended March 31, 2020 and 2019, respectively. As all of the restricted stock vests through 2020 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all the remaining restricted stock units that were granted in prior years vest, the Company will recognize approximately $1.2 million in compensation expense over a weighted average remaining period of 3 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(10,796)	$(4,704)
Basic and diluted net loss per common share	$(0.72)	$(0.42)
Weighted-average shares used to compute basic and diluted net loss per share	15,013	11,273

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three months ended March 31, 2020 and 2019, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

9. Subsequent Events

On April 6, 2020, the Company, entered into an investment agreement (the “Investment Agreement”), by and among the Company, Eshelman Ventures, LLC, a North Carolina limited liability company (the “Investor”), and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D.

On April 8, 2020, pursuant to the Investment Agreement, the Investor purchased 931,098 shares of the Company’s unregistered common stock for an aggregate purchase price of approximately $5.0 million.

On April 27, 2020, EVA defaulted on its obligation to pay its April rent and common area maintenance (“CAM”) charges under the sublease for the 1020 Space, resulting in a decrease in future sublease income available to offset our lease payments owed to the landlord. As of April 1, 2020, the aggregate base rent due to us under the sublease is approximately $10.6 million. Upon the execution of the sublease, EVA was obligated to provide to the Company a cash security deposit of $760,727, which we have drawn down upon for the missed April rent and CAM payments and plan to draw down on future missed rental payments. EVA has since advised us that they will be unable to continue to make future sublease payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 27, 2020 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations and the uncertain negative impacts that current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiaries, including Private Aravive. References to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of their merger in October 2018.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and those identified under Part 1, Item 1A of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. Prior to the merger (the “Merger”) with Aravive Biologics, Inc, we were an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency.

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

In our completed Phase 1 clinical trial with our clinical lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial. In December 2018, we initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and are currently enrolling the expansion cohort in the Phase 1b. In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of our lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. In January 2020, we announced that the FDA has cleared our Investigational New Drug (“IND”) application for investigation of AVB-500, in the treatment of our second oncology indication, clear cell renal cell carcinoma (“ccRCC”).

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we have decided to amend our ccRCC trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (“PROC”) trial and the initiation of the 20 mg/kg dosing cohort. While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies.  We have paused new enrollment in our IgA nephropathy (“IgAN”) trial, which initiated in December 2019, until the risk of unnecessary exposure of patients to COVID-19 is decreased. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Recent developments

On April 6, 2020, we entered into an investment agreement (the “Investment Agreement”), by and among Aravive, Eshelman Ventures, LLC, a North Carolina limited liability company (the “Investor”), and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D.

On April 8, 2020, pursuant to the Investment Agreement, the Investor purchased 931,098 shares of our common stock for an aggregate purchase price of approximately $5.0 million.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three months ended March 31, 2020 and 2019.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, we generated grant revenue of $1.7 million for the quarter ended March 31, 2019 from a $20 million Product Development Award in 2016 from the Cancer Prevention and Research Institute of Texas (the “CPRIT Grant”) to Private Aravive.

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

Other (expense) income, net

Other (expense) income, net is primarily comprised of sublease income for our 1020 Marsh property lease and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations. Additionally, included during the quarter ended March 31, 2020 was a write-down of our sublease receivable balance and previously capitalized commission charges related our sublease tenant, EVA Automation, Inc. (“EVA”).

Critical accounting policies, significant judgments and use of estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report.

Impairment of Long-Lived Assets

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e. determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset.

At the end of the first quarter ended March 31, 2020, we were informed by EVA, our sublease tenant, it will not be in a position to pay future sublease rental payments and intends to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, we determined the carrying amounts of the right-of-use asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, we performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, we determined that the right-of-use and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. We then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting. The most significant estimates used by management in determining the fair value of the asset group were as follows: current real estate market rates for the 1020 Marsh property; time needed to sublet the building to another tenant; and a discount rate of 9.5%

Other than described above, there have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report.

Results of operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)
Revenue:
Grant revenue	$—	$1,699	$(1,699)
Operating expenses:
Research and development	3,491	2,848	643	23%
General and administrative	3,951	4,590	(639)	-14%
Loss on impairment of long-lived assets	2,870	—	2,870	NM	(1)
Total operating expenses	10,312	7,438	2,874	39%
Loss from operations	(10,312)	(5,739)	4,573	80%
Interest income	217	346	(129)	-37%
Other (expense) income, net	(701)	689	(1,390)	-202%
Net loss	$(10,796)	$(4,704)	$6,092	130%

(1) Not meaningful

Grant revenue

Grant revenue for the three months ended March 31, 2019 was $1.7 million which was derived solely from the CPRIT Grant for the research and development of AVB-500. There was no grant revenue during the three months ended March 31, 2020.

Research and development expense

Research and development expense increased by $0.6 million, or 23%, to $3.5 million for the three months ended March 31, 2020 from $2.9 million for the same period in 2019. The increase in the three months ended March 31, 2020 was primarily due to increased expenses incurred in the clinical, pre-clinical and manufacturing activities of AVB-500.

General and administrative expense

General and administrative expense decreased by $0.6 million, or 14%, to $3.9 million for the three months ended March 31, 2020 from $4.6 million for the same period in 2019. The decrease was primarily driven by a lower stock based compensation expense along with reduced accounting and legal fees.

Loss on impairment of long-lived assets

The Company incurred a one-time non-cash charge for impairment of our long-lived assets of $2.9 million. We measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting.

Interest income

Interest income decreased primarily due to cash balances being used to fund operations and lower interest rates in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other (expense) income, net

Other income decreased primarily due to a write-down of $1.4 million related to our sublease receivable balance and previously capitalized commission charges from the EVA sublease in the three months ended March 31, 2020 as compared to the sublease income recorded in the three months ended March 31, 2019.

Liquidity and capital resources

Since our inception and through March 31, 2020, we have financed our operations through private placements of our equity securities, debt financing, CPRIT Grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October of 2016 and December 2019, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At March 31, 2020, we had cash and cash equivalents of approximately $60.7 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Private Aravive, we acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital has been to fund our clinical development programs, specifically for our product candidate AVB-500. Specifically, this quarter, our research and development expenses were primarily related to our ongoing Phase1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer. We anticipate the research and development expenses for our other active programs will be as follows (i) for our clear cell renal cell carcinoma renal cancer program will not be significant until we at least receive additional safety data from our current Phase1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer and (ii) for our recent strategic collaboration agreement with WuXi Biologics to develop novel high-affinity bispecific antibodies targeting cancer and fibrosis using the WuXiBody platform, will not be significant for the next one to two years, until we discover a lead product candidate, if ever. During the three months ended March 31, 2020 we received approximately $1.6 million of additional funding from our CPRIT Grant. As of March 31, 2020, we have received all funds from the CPRIT Grant.

We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months. We will need to obtain additional financing to pursue our clinical development programs, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and cost of any future potential clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the cost of preparing to manufacture on a larger scale;
•	the costs of commercialization activities if any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments; and
•	the impact to the global capital markets resulting from the COVID-19 pandemic.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of potential development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves. In addition, our liquidity could be adversely impacted if EVA continues to fail to make rental payments under the sublease, or we do not find a replacement subtenant. See Item 1A. Risk Factors “The default by EVA of its payment obligations with respect to the office space that we subleased to it in Menlo Park, California could reduce or potentially eliminate our sublease income which would adversely affect our cash position.”

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months
	March 31,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(4,462)	$(1,396)
Financing activities	33	—
Net decrease in cash and cash equivalents	$(4,429)	$(1,396)

Cash used in operating activities

Net cash used in operating activities was $4.5 million and $1.4 million during the three months ended March 31, 2020 and 2019, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities in for the three months ended March 31, 2020 increased significantly compared to the same period in 2019 due the ramp up in clinical trials along with beginning the treatment of our second oncology indication, ccRCC and was offset by the receipt of CPRIT Grant funds of approximately $1.6 million.

Cash provided by financing activities

Net cash provided by financing activities was $33,000 during the three months ended March 31, 2020 related to proceeds from issuance of common stock in connection with employee benefit plans.

Contractual obligations and commitments

During the three months ended March 31, 2020, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate and market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2020, we had cash and cash equivalents of approximately $60.7 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2020.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in the Annual Report.

Risks related to our financial position and capital requirements.

Coronavirus could adversely impact our business, including our clinical trials.

Since December 2019, a novel strain of coronavirus, COVID-19, has spread to multiple countries, including the United States and other countries in which we have planned or active clinical trial sites. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations.

As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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
•

changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

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

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state and local government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. We have closed our offices with our administrative employees continuing their work outside of our offices. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, the COVID-19 outbreak could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and our consultants. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 outbreak continues to rapidly evolve. The extent to which the COVID-19 outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

We have incurred significant losses since inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of approximately $480.9 million. Our historical financial statements prior to the fourth quarter of 2018 are solely those of Versartis, Inc., and our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT Grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October 2016, and December 2019 as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. A significant portion of Private Aravive’s funding has been through the $20.0 million CPRIT Grant. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2020, we had approximately $60.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our future clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture AVB-500 on a larger scale, should we elect to do so;
•	the costs of commercialization activities if AVB-500 or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments;
•	the costs of attracting, hiring and retaining qualified personnel; and
•	the impact to the global capital markets resulting from the COVID-19 pandemic.

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

The default by EVA of its payment obligations with respect to the office space that we subleased to it in Menlo Park, California could reduce or potentially eliminate our sublease income which would adversely affect our cash position.

EVA has defaulted on its obligation to pay its April rent and common area maintenance charges under the sublease for our 1020 Marsh property which could result in a decrease in future sublease income available to offset our lease payments owed to the landlord. As of April 1, 2020, the aggregate base rent due to us under the sublease is approximately $10.6 million. Upon the execution of the sublease, EVA was obligated to provide to us a cash security deposit of $760,727, which we have drawn down on for the missed April rent payment. EVA has since advised us that they will be unable to continue to make future sublease payments. If EVA continues to fail to make lease payments under the sublease, we will not receive sublease income to offset our lease payments to the landlord of the property until such time as we are able to secure a new sub-tenant and enter into a new sublease agreement. There can be no assurance given that we be able to enter into such an arrangement prior to drawing down on the entire security deposit provided by EVA or that we will be able to resublet the space for the same rent as EVA is obligated to pay us. At this time, it is difficult for us to ascertain the impact of this default and the extent to which it could reduce or potentially eliminate our sublease income, which would have a material adverse impact on our cash position.

Risks Related To Our Business

Reliance on government funding for our programs may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our funding has been through a grant Private Aravive received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. Although the CPRIT Grant terminated on November 30, 2019, our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events  and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project  take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three year period after the date of final payment of grant, we are required to repay to CPRIT all grant funds received. We have received the full $20.0 million of the grant proceeds and expect to expend all of the grant award proceeds by the agreement termination date.

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

If we fail to maintain compliance with any such requirements that may apply to us now or in the future, we may be subject to potential liability and to termination of our contracts, including potentially the repayment of the full CPRIT Grant, which could result in significant expense to us.

Risks Related to the ownership of our common stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2015 through March 31, 2020 the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. In addition, the ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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
•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the ongoing COVID-19 pandemic, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and

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

Our current executive officers, directors, and entities under our control, and principal stockholders will continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

As of May 1, 2020, our current executive officers, directors and entities under their control, and principal stockholders, in the aggregate, owned shares representing approximately 24.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Offer Letter, dated January 8, 2020, between Rekha Hemrajani and Aravive, Inc.	8-K	001-36361	10.1	1/9/20

10.2	Separation Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc.	8-K	001-36361	10.3	1/9/20

10.3	Consulting Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc.	8-K	001-36361	10.4	1/9/20

10.4	Offer Letter, dated March 26, 2020, between Vinay Shah and Aravive, Inc.	10-K	001-36361	10.48	3/27/20

10.5	Offer Letter, dated March 26, 2020 between Gail McIntyre and Aravive, Inc.	10-K	001-36361	10.49	3/27/20

10.6	Form of 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	10-K	001-36361	10.50	3/27/20

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: May 6, 2020	/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: May 6, 2020	/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)