Form 10-Q
period 2020-06-30
Aravive, Inc.
filed 2020-08-03
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, there were 16,018,137 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$60,062	$65,134
Prepaid expenses and other current assets	1,206	3,079
Total current assets	61,268	68,213
Restricted cash	2,429	2,423
Property and equipment, net	1,149	1,808
Operating lease right-of-use assets	5,394	8,697
Intangible asset, net	158	219
Other assets	615	761
Total assets	$71,013	$82,121
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$901	$1,078
Accrued liabilities	1,375	1,497
Operating lease obligation, current portion	2,256	2,393
Total current liabilities	4,532	4,968
Contingent payable	295	264
Operating lease obligation	6,739	7,840
Total liabilities	11,566	13,072
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 15,996,177 and 15,001,795 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	545,393	539,158
Accumulated deficit	(485,948)	(470,111)
Total stockholders' equity	59,447	69,049
Total liabilities and stockholders’ equity	$71,013	$82,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Grant revenue	$—	$3,054	$—	$4,753
Operating expenses
Research and development	2,522	3,637	6,014	6,485
General and administrative	3,201	3,291	7,151	7,881
Loss on impairment of long-lived assets	—	—	2,870	—
Total operating expenses	5,723	6,928	16,035	14,366
Loss from operations	(5,723)	(3,874)	(16,035)	(9,613)
Interest income	26	233	243	579
Other income (expense), net	656	597	(45)	1,286
Net loss	$(5,041)	$(3,044)	$(15,837)	$(7,748)
Net loss per share - basic and diluted	$(0.32)	$(0.27)	$(1.02)	$(0.69)
Weighted-average common shares used to compute basic and diluted net loss per share	15,902	11,280	15,457	11,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Six Months Ended
	June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	5,645	—	33	—	33
Issuance of common stock under employee benefit plans	8,492	—	—	—	—
Stock-based compensation	—	—	717	—	717
Net loss	—	—	—	(10,796)	(10,796)
Balances at March 31, 2020	15,015,932	2	539,908	(480,907)	59,003
Issuance of common stock in private placement, net of issuance costs of $78	931,098	—	4,922	—	4,922
Issuance of common stock upon exercise of options	13,844	—	53	—	53
Issuance of common stock under employee benefit plans	35,303	—	22	—	22
Stock-based compensation	—	—	488	—	488
Net loss	—	—	—	(5,041)	(5,041)
Balances at June 30, 2020	15,996,177	$2	$545,393	$(485,948)	$59,447

	Three and Six Months Ended
	June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	11,266,151	$1	$510,509	$(450,565)	$59,945
Issuance of common stock under employee benefit plans	10,349	—	—	—	—
Stock-based compensation	—	—	1,048	—	1,048
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Net loss	—	—	—	(4,704)	(4,704)
Balances at March 31, 2019	11,276,500	1	511,557	(456,597)	54,961
Issuance of common stock upon exercise of options	2,000	—	2	—	2
Issuance of common stock under employee benefit plans	6,080	—	11	—	11
Stock-based compensation	—	—	941	—	941
Net loss	—	—	—	(3,044)	(3,044)
Balances at June 30, 2019	11,284,580	$1	$512,511	$(459,641)	$52,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(15,837)	$(7,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,153	248
Impairment of long-lived assets	2,870	—
Stock-based compensation expense	1,205	1,989
Write-off lease receivable/prepaid commission assets	1,383	—
Changes in assets and liabilities
Prepaid expenses and other assets	637	(3,118)
Accounts payable	(177)	284
Deferred revenue	—	(146)
Accrued and other liabilities	(1,330)	(117)
Net cash used in operating activities	(10,096)	(8,608)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	108	13
Proceeds from issuance of common stock in private placement	4,922	—
Net cash provided by financing activities	5,030	13
Net change in cash, cash equivalents, and restricted cash	(5,066)	(8,595)
Cash, cash equivalents, and restricted cash at beginning of period	67,557	59,388
Cash, cash equivalents, and restricted cash at end of period	$62,491	$50,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive is a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases. Prior to its merger with Aravive Biologics, Inc. (the “Merger”), Aravive (then known as Versartis, Inc.) was an endocrine-focused biopharmaceutical company that was developing a long-acting recombinant human growth hormone for the treatment of growth hormone deficiency. The “Company” refers to Aravive as a combined company following the completion of the Merger with Aravive Biologics, Inc. (“Private Aravive”). The Merger became effective on October 12, 2018. On October 15, 2018, Versartis, Inc. changed its name to Aravive, Inc.

The Company’s lead product candidate, AVB-500, is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway by binding GAS6. By capturing serum GAS6, AVB-500 starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression.

The Company’s current development program benefits from the availability of a proprietary serum-based biomarker that it expects will help accelerate drug development by allowing the Company to select a pharmacologically active dose.

In the Company’s completed Phase 1 clinical trial with its clinical lead product candidate, AVB-500, the Company has demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial. In December 2018, the Company initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer which the Company has successfully completed in July 2020. In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of the Company’s lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. In January 2020, the Company announced that the FDA has cleared its Investigational New Drug (“IND”) application for investigation of AVB-500, in the treatment of its second oncology indication, clear cell renal cell carcinoma (“ccRCC”).

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected. As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations (“CROs”) and clinical sites and is assessing the impact of COVID-19 on its studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, Aravive has decided to amend its ccRCC trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (“PROC”) trial. While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies. The Company terminated its IgA nephropathy (“IgAN”) trial, which initiated in December 2019 in order to focus on oncology. If the COVID-19 pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timeline, which would adversely affect its business, financial condition, results of operations and growth prospects.

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2020 and, its results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020, and 2019. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed by the Company on March 27, 2020, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and cashflows for the six months ended June 30, 2020 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Private Aravive. The accompanying unaudited condensed consolidated statement of financial position as of December 31, 2019, the results of operations for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007. After 2015, the Cayman and GmbH subsidiaries became dormant. In 2019, the Cayman and GmbH subsidiaries were liquidated in their respective countries and no longer exist as of December 31, 2019. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's subsidiaries and consolidated operations.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2020, the Company had an accumulated deficit of $486.0 million and working capital of $56.7 million. The Company expects to continue to incur losses from costs related to the development of AVB-500 and related administrative activities for the foreseeable future. As of June 30, 2020, the Company had a cash and cash equivalents balance of approximately $60.1 million consisting of cash and investments in highly liquid U.S. money market funds. While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance its clinical development program to later stages of development and commercialize its clinical product candidate AVB-500. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

ARAVIVE, INC.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, including due to the COVID-19 pandemic, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Cash and cash equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations to the landlord under the right-of-use (“ROU”) lease for the property located at 1020 Marsh Road, Menlo Park, California (the “1020 Space”).

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

At the end of the first quarter ended March 31, 2020, the Company was informed by EVA, our sublease tenant, it will not be in a position to pay future sublease rental payments and intends to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

of the estimated future sublease payments to be received from an expected sublessee as the Company is currently marketing the 1020 Marsh Road location for subletting. In determining the fair value of the asset group, the Company utilized current real estate market rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against our ROU asset of and leasehold improvement assets of $2,372,024 and $498,023, respectively, for the quarter ended March 31, 2020. This was reported as an impairment loss on our long-lived asset balances within the statement of operations for the six month period ended June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents consist solely of Level 1 assets. Level 1 assets are comprised of highly liquid money market funds.

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

ARAVIVE, INC.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Expenses
Research and development	$135	$112	$256	$198
General and administrative	353	829	949	1,791
Total	$488	$941	$1,205	$1,989

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for each of the three and six months ended June 30, 2020 and 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. The Company is currently evaluating ASU 2019-12 and its impact on its condensed consolidated financial statements and financial statement disclosures.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2020	2019
Preclinical and clinical prepaid expenses	$476	$531
Lease receivable	—	900
Unbilled receivable from CPRIT	—	1,604
Other	730	44
Total	$1,206	$3,079

Property and equipment, net (in thousands)

	June 30,	December 31,
	2020	2019
Equipment and furniture	$1,442	$1,442
Buildings, leasehold and building improvements	2,674	2,674
	4,116	4,116
Less: Accumulated depreciation and amortization	(2,469)	(2,308)
Impairment loss	(498)	—
Property and equipment, net	$1,149	$1,808

During the first quarter ended March 31, 2020, the Company determined leasehold improvements were impaired as described in Note 2. Depreciation expense was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2020	2019
Payroll and related	$941	$1,248
Preclinical and clinical	225	5
Professional services	181	32
Other	28	212
Total	$1,375	$1,497

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

	Fair Value Measurements at June 30, 2020
	(unaudited)
	Total	Level 1
Assets
Money market funds	$58,197	$58,197

	Fair Value Measurements at December 31, 2019
	Total	Level 1
Assets
Money market funds	$63,691	$63,691

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended June 30, 2020 or December 31, 2019.

Nonrecurring fair value measurements

As disclosed in Note 2, the Company recorded an impairment charge of approximately $2.9 million related to right-of-use and leasehold improvement assets. This impairment charge was derived using Level 3 inputs and the fair value of the long-lived assets was derived by using a discounted cash flow analysis of the 1020 Space.

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

The Company’s rent expense including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.2 million for the three months ended June 30, 2020 and $0.3 million for the three months ended June 30, 2019. The Company’s rent expense including both short-term and variable lease components of $0.2 million and $0.3 million associated with the facility leases was $1.3 million for the six months ended June 30, 2020 and $1.4 million for the six months ended June 30, 2019. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for the six months ended June 30, 2020 and 2019 was $1.4 million and $1.3 million, respectively. As of June 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

As of June 30, 2020, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2020 (6 months remaining)	$1,312
2021	2,618
2022	2,697
2023	2,777
2024	2,373
Total future minimum lease payments	11,777
Less: discount	(2,782)
Total operating lease obligations	8,995
Less current operating lease obligations	(2,256)
Noncurrent operating lease obligations	$6,739

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA for the 1020 Space. The 1020 Space sublease commenced on October 1, 2018 for 72 months. EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the quarter ended March 31, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a sublease receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations. Overall, for the three and six months ended June 30, 2020, the Company recorded sublease income associated with this sublease of $0.7 million and a loss of $0.1 million. For the three and six months ended June 30, 2019, the Company recognized sublease income of approximately $0.6 million and $1.3 million, respectively. During the three and six months ended June 30, 2020, cash received from EVA was $0.7 million and $1.1 million, respectively, which amount was included in the change in prepaid expenses and other current assets for operating cash flows. During the three and six months ended June 30, 2019, cash received from EVA was $0.5 million and $0.8 million, respectively.

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

Common Stock

On April 6, 2020, the Company, entered into an investment agreement (the “Investment Agreement”), by and among the

Company, Eshelman Ventures, LLC, a North Carolina limited liability company (the “Investor”), and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

On April 8, 2020, pursuant to the Investment Agreement, the Investor purchased 931,098 shares of the Company’s unregistered common stock for an aggregate purchase price of approximately $5.0 million.  The Company recorded the amount received net of expenses of approximately $78,000.

Equity Incentive Plans

The Company’s Board of Directors (the “Board”) and stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (the “Prior Plans”). As of June 30, 2020, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 1,787,006. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with an expiration date of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2020	1,820,160	$10.70
Options granted	524,583	10.89
Options cancelled	(245,179)	18.66
Options exercised	(19,489)	4.51
Balances, June 30, 2020	2,080,075	$9.87	5.6	$15,846
Outstanding and expected to vest as of June 30, 2020	2,001,581	$9.90	5.5	$15,609
Exercisable as of June 30, 2020	1,606,343	$10.26	4.6	$14,242

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock.

Stock Options Granted to Employees

During the six months ended June 30, 2020 and 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $5.99 and $4.69 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of June 30, 2020, total unrecognized employee stock-based compensation related to stock options granted was $2.7 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	June 30,	June 30,
	2020	2019
Expected volatility	78.1%	111.0%
Risk-free interest rate	0.8%	2.5%
Dividend yield	0.0%	0.0%
Expected life (in years)	3.9	6.0

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $0.1 million and $0.4 million in compensation expense during the three months ended June 30, 2020 and 2019, respectively and $0.3 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively. As all of the restricted stock vests through 2020 and beyond, the Company will continue to recognize stock-based compensation expense related to the grants of these restricted stock units. If all the remaining restricted stock units that were granted in prior years vest, the Company will recognize approximately $39 thousand in compensation expense over a weighted average remaining period of 1.3 years. However, no compensation expense will be recognized for restricted stock units that do not vest.

8. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(5,041)	$(3,044)	$(15,837)	$(7,748)
Basic and diluted net loss per common share	$(0.32)	$(0.27)	$(1.02)	$(0.69)
Weighted-average shares used to compute basic and diluted net loss per share	15,902	11,280	15,457	11,277

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three and six months ended June 30, 2020 and 2019, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Overview

We are a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases.

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

In our completed Phase 1 clinical trial with our clinical lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial and Phase 1b portion of the Phase1b/2 clinical trial. In December 2018, we initiated the Phase 1b portion of a Phase 1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer, which we successfully completed in July 2020. In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of our lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. In January 2020, we announced that the FDA has cleared our Investigational New Drug (“IND”) application for investigation of AVB-500, in the treatment of our second oncology indication, clear cell renal cell carcinoma (“ccRCC”).

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we have decided to amend our ccRCC trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (“PROC”) trial and the initiation of the 20 mg/kg dosing cohort. While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies.  We have terminated our IgA nephropathy (“IgAN”) trial, which initiated in December 2019, in order to focus on oncology. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Recent developments

Investment Agreement

On April 6, 2020, we entered into an investment agreement (the “Investment Agreement”), with Eshelman Ventures, LLC, a North Carolina limited liability company, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D.

On April 8, 2020, pursuant to the Investment Agreement, Eshelman Ventures, LLC purchased 931,098 shares of our common stock for an aggregate purchase price of approximately $5.0 million. In order to fulfill our contractual obligations under the Investment Agreement, we filed a resale registration statement on Form S-3, as amended, covering the offer and resale of 931,098 shares of common stock, which was declared effective by the SEC on July 13, 2020.

Phase 1b/2 clinical trial of AVB-500

On July 23, 2020, we issued a press release announcing the successful completion of the Phase 1b clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer, the selection of the recommended Phase 2 dose (RP2D) and other results of the trial.

The Phase1b results are set forth below:

The safety of AVB-500 has been studied in 84 subjects, including 31 healthy volunteers in a Phase 1a trial and 53 patients with PROC in a Phase 1b trial (40 in 10 mg/kg cohort, 6 in 15 mg/kg cohort, and 7 in 20 mg/kg cohort). The primary objective of the PROC trial was to assess safety of AVB-500 in combination with paclitaxel (PAC) or pegylated liposomal doxorubicin (PLD). Secondary endpoints included objective response rate (ORR), CA-125 response, clinical benefit rate, progression free survival (PFS), overall survival, pharmacokinetic (PK) profile, GAS6 serum levels, and anti-drug antibody titers.

Safety Data: Analysis of all safety data to date demonstrates that AVB-500 has been generally well-tolerated with no dose-limiting toxicities or unexpected safety signals. There have been no AVB-500-related significant adverse events reported to date. There were two types of adverse events that were considered related to AVB-500, as determined by an independent medical monitor: infusion reactions and fatigue.  A premedication regimen was designed and implemented during the trial to manage potential infusion reactions.

Pharmacokinetics: Prior data analysis of 31 patients from the 10 mg/kg cohort showed that blood trough levels of AVB-500 demonstrated statistically significant correlation with clinical activity, as patients who achieved minimal efficacious concentration (MEC) >13.8 mg/L demonstrated a greater likelihood of response and prolonged PFS. Updated modeling using actual data from all enrolled patients demonstrated that 59%, 84%, and 93% of patients achieved MEC at doses of 10 mg/kg, 15 mg/kg, and 20 mg/kg, respectively. Furthermore, at 20 mg/kg, a large percentage of subjects is projected to have trough levels greater than 4 times the MEC. These data suggest that at 15 mg/kg, the pharmacokinetics of AVB-500 start to plateau and support the choice of 15 mg/kg as RP2D for AVB-500.

Preliminary Efficacy: While the Phase 1b trial was a safety trial and not powered to demonstrate efficacy, the investigator-assessed best response (RECIST V1.1) to AVB-500 across all cohorts supports promising clinical activity:

10 mg/kg cohort, 37 out of 40 patients evaluable:

•

31% ORR (5/16) among those treated with AVB-500 in combination with PAC, with 1 complete response (“CR”). Patients given AVB-500 plus PAC who achieved MEC of AVB-500 demonstrated improved ORR of 50% (4/8), with 1 CR.

•	The PFS among those who achieved MEC of AVB-500 was 7.5 months versus 2.28 months with those below MEC (p=0.0062).
•	21.6% ORR (8/37) in all evaluable patients, regardless of their MEC or use of PAC or PLD.
•	All responses have been confirmed.

15 mg/kg cohort, 5 out of 6 patients evaluable:

•

All 5 patients in this cohort experienced clinical benefit, with 1 CR (continuing to show CR 3 months after discontinuing chemotherapy while on AVB-500 as single agent), 2 partial responses (“PR”), and 2 stable disease (“SD”).

•	All responses have been confirmed.

20 mg/kg cohort, 7 out of 7 patients evaluable:

•	Of the 7 patients in this cohort, there was 1 PR (with CR of target lesion; not confirmed), 1 SD, and 5 with progressive disease (“PD”).
•

A post-hoc analysis of tumor expression showed that 4 patients whose best response was PD did not express GAS6 (3) and/or had low amounts of AXL (2) on immunohistopathology of their tumors. While they were enrolled per protocol in the Phase 1b trial, these patients do not appear to be representative of the eventual AVB-500 target population, as they are mostly rare subtypes of PROC and such patients based on their clinical characteristics will not be eligible for the planned Phase 2/3 trial.

Other notable findings:

•	AVB-500 plus PAC appeared to perform better than AVB-500 plus PLD.
o	Across all cohorts, AVB-500 plus PAC data show an ORR of 35% (8/23, including 2 CRs) compared to ORR of 15% (4/26) in AVB-500 plus PLD.

•	AVB-500 plus chemo appeared to perform better in patients without previous exposure to bevacizumab.
o

In a subgroup analysis of patients who had not been previously exposed to bevacizumab in their prior lines of therapy, AVB-500 yielded an ORR of 60% (6/10 including 2 CR) when combined with PAC and an ORR of 19% (3/16) when combined with PLD. For reference, control arms of the third-party AURELIA Trial of bevacizumab (NCT00976911) showed ORR of 30.2% (out of 55 patients total) with PAC alone and 7.8% (out of 64 patients total) with PLD alone.

•	Serum levels of soluble AXL (sAXL)/GAS6 ratio seemed to correlate with response to AVB-500.
o

In the entire Phase 1b cohort, patients with a high sAXL/GAS6 ratio had 30% ORR (10/33) versus 0% ORR (0/15) in patients with a low sAXL/GAS6 ratio. In the PAC cohort, patients with a high sAXL/GAS6 ratio had 43% ORR (6/14) versus 0% ORR (0/7) in patients with a low sAXL/GAS6 ratio. Notably, patients with high sAXL/GAS6 ratio who had not previously received bevacizumab achieved ORR of 71% (5/7).

o	Historically, high sAXL has been associated with a poor prognosis; however, AVB-500 plus PAC or PLD appeared correlated with improved clinical outcomes in this population.
o	Use of serum biomarkers such as sAXL/GAS6 ratio as potential stratification biomarker(s) will be explored in future clinical trials.

•

While not powered to demonstrate efficacy, drug exposure levels correlated with clinical response, supporting the use of higher dose of AVB-500. AVB-500 combined with PAC had better clinical responses in patients whose trough levels were above the minimal efficacious concentration (MEC) of 13.8mg/L compared to those patients whose trough levels were below the MEC.

•

AVB-500 performed well in late line therapy and showed improved clinical benefit in patients who were on their third and fourth lines of therapy or who progressed in less than 3 months following their last platinum-containing regimen.

Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and six months ended June 30, 2020 and 2019.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, we generated grant revenue of $3.1 million and $4.8 million for the three and six months ended June 30, 2019 from a $20 million Product Development Award in 2016 from the Cancer Prevention and Research Institute of Texas (the “CPRIT Grant”) to Private Aravive.

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

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh Road property lease and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations. Additionally, included during the quarter ended March 31, 2020 was a write-down of our sublease receivable balance and previously capitalized commission charges related our sublease tenant, EVA Automation, Inc. (“EVA”).

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

At the end of the first quarter ended March 31, 2020, we were informed by EVA, our sublease tenant, it will not be in a position to pay future sublease rental payments and intends to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, we determined the carrying amounts of the right-of-use asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, we performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, we determined that the right-of-use and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. We then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting. The most significant estimates used by management in determining the fair value of the asset group were as follows: current real estate market rates for the 1020 Marsh property; time needed to sublet the building to another tenant; and a discount rate of 9.5%

Other than described above, there have been no significant or material changes in our critical accounting policies during the three and six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
	2020	2019	(Decrease)		2020	2019	(Decrease)
Revenue:
Grant revenue	$—	$3,054	$(3,054)		$—	$4,753	$(4,753)
Operating expenses:
Research and development	2,522	3,637	(1,115)	-31%	6,014	6,485	(471)	-7%
General and administrative	3,201	3,291	(90)	-3%	7,151	7,881	(730)	-9%
Loss on impairment of long-lived assets	—	—	—		2,870	—	2,870
Total operating expenses	5,723	6,928	(1,205)	-17%	16,035	14,366	1,669	12%
Loss from operations	(5,723)	(3,874)	1,849	48%	(16,035)	(9,613)	6,422	67%
Interest income	26	233	(207)	-89%	243	579	(336)	-58%
Other income (expense), net	656	597	59	10%	(45)	1,286	1,331	-104%
Net loss	$(5,041)	$(3,044)	$1,997	66%	$(15,837)	$(7,748)	$8,089	104%

Grant revenue

Grant revenue for the three and six months ended June 30, 2019 was $3.1 million and $4.8 million, respectively, which was derived solely from the CPRIT Grant for the research and development of AVB-500. There was no grant revenue during the three or six months ended June 30, 2020.

Research and development expense

Research and development expense decreased by $1.1 million, or 31%, to $2.5 million for the three months ended June 30, 2020 from $3.6 million for the same period in 2019. For the six months ended June 30, 2020 research and development expense decreased $0.5 million or 7% to $6.0 million from $6.5 million for the same period in 2019. The decrease in both the three and six months ended June 30, 2020 was primarily due to the timing of our clinical trials and some of our programs that were put on hold temporarily due to the COVID-10 pandemic.

General and administrative expense

General and administrative expense decreased by $0.1 million, or 3%, to $3.2 million for the three months ended June 30, 2020 from $3.3 million for the same period in 2019. For the six months ended June 30, 2020 general and administrative expense decreased $0.7 million or 9% to $7.2 million from $7.9 million from the same period in 2019. The decrease in both the three and six months ended June 30, 2020 was primarily driven by a lower stock based compensation expense along with reduced accounting and legal fees.

Loss on impairment of long-lived assets

The Company incurred a one-time non-cash charge for impairment of our long-lived assets of $2.9 million. We measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting.

Interest income

Interest income decreased primarily due to a significant drop in interest rates in the three and six months ended June 30, 2020 as compared to the same period in 2019.

Other income (expense), net

Other income increased by $59,000, or 10%, to $0.7 million for the three months ended June 30, 2020 from $0.6 million for the same period in 2019. The increase is primarily due to the cash collected from EVA compared to 2019 when income was based on straight-line rent. Other expense increased for the six months ended June 30, 2020 primarily due to a write-down of $1.4 million related to our sublease receivable balance and previously capitalized commission charges from the EVA sublease in the six months ended June 30, 2020 as compared to the sublease income recorded in the six months ended June 30, 2019.

Liquidity and capital resources

Since our inception and through June 30, 2020, we have financed our operations through private placements of our equity securities, debt financing, CPRIT Grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October of 2016 and December 2019, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At June 30, 2020, we had cash and cash equivalents of approximately $60.1 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Private Aravive, we acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital has been to fund our clinical development programs, specifically for our product candidate AVB-500. Specifically, this quarter, our research and development expenses were primarily related to our ongoing Phase1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer. We anticipate our research and development expenses to increase once we initiate our phase 2 trial of AVB-500 and recommence dosing patients in our clear cell renal cell carcinoma program which is expected to initiate in the second half of 2020.  For our recent strategic collaboration agreement with WuXi Biologics to develop novel high-affinity bispecific antibodies targeting cancer and fibrosis using the WuXiBody platform, research and development expenses will not be significant for the next one to two years, until we discover a lead product candidate, if ever. During the six months ended June 30, 2020 we received approximately $1.6 million of additional funding from our CPRIT Grant. As of June 30, 2020, we have received all funds from the CPRIT Grant.

We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months. We will need to obtain additional financing to pursue our clinical development programs, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress, design and cost of any future potential clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture on a larger scale;
•	the costs of commercialization activities if any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments; and
•	the impact to the global capital markets resulting from the COVID-19 pandemic.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of potential development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves. In addition, our liquidity could be adversely impacted if we do not find a replacement subtenant within a reasonable period of time. See Item 1A. Risk Factors “The default by EVA of its payment obligations with respect to the office space that we subleased to it in Menlo Park, California could reduce or potentially eliminate our sublease income which would adversely affect our cash position.”

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months
	June 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(10,096)	$(8,608)
Financing activities	5,030	13
Net decrease in cash and cash equivalents	$(5,066)	$(8,595)

Cash used in operating activities

Net cash used in operating activities was $10.1 million and $8.6 million during the six months ended June 30, 2020 and 2019, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities in for the six months ended June 30, 2020 increased compared to the same period in 2019 due the ramp up in clinical trials along with beginning the treatment of our second oncology indication, ccRCC and was offset by the receipt of CPRIT Grant funds of approximately $1.6 million.

Cash provided by financing activities

Net cash provided by financing activities was $5.0 million during the six months ended June 30, 2020 related to proceeds from issuance of common stock in a private placement offering along with $0.1 million in proceeds from issuance of common stock in connection with employee benefit plans.

Contractual obligations and commitments

During the six months ended June 30, 2020, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate and market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2020, we had cash and cash equivalents of approximately $60.1 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2020.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials and difficulty in having clinical sites perform nonessential services such as scans;

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of approximately $486.0 million. Our historical financial statements prior to the fourth quarter of 2018 are solely those of Versartis, Inc., and our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT Grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October 2016, and December 2019 as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. A significant portion of Private Aravive’s funding has been through the $20.0 million CPRIT Grant. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, AVB-500, and any future product candidates;
•	conduct additional clinical studies of AVB-500 in the future, including later stage clinical trials with larger patient populations;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for AVB-500 and any future product candidates that successfully complete clinical studies;
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

To date, our only completed clinical trial with AVB-500 has been our completed Phase 1 clinical trial with 42 dosed subjects and the Phase1b portion of the Phase1b/2 clinical trial with 53 dosed subjects. We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if our product candidate is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for our product candidate. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2020, we had approximately $60.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

EVA has defaulted on its obligation to pay its April, May, June and July rent and common area maintenance charges under the sublease for our 1020 Marsh property which could result in a decrease in future sublease income available to offset our lease payments owed to the landlord. As of August 1, 2020, the aggregate base rent due to us under the sublease is approximately $9.8 million. Upon the execution of the sublease, EVA was obligated to provide to us a cash security deposit of $760,727, which we have fully drawn down on for the missed April, May, June and a portion of July rent payments and therefore future rent payments, including those made by us  for a portion in July and the full August payment have been paid by us without our receipt of subtenant income or funds derived from the security deposit. EVA has since advised us that they will be unable to continue to make future sublease payments. If EVA continues to fail to make lease payments under the sublease, we will not receive sublease income to offset our lease payments to the landlord of the property until such time as we are able to secure a new sub-tenant and enter into a new sublease agreement. There can be no assurance given that we be able to resublet the space for the same rent as EVA is obligated to pay us or at all. At this time, it is difficult for us to ascertain the impact of this default and the extent to which it could reduce or potentially eliminate our sublease income, which would have a material adverse impact on our cash position.

Risks Related To Our Business

Reliance on government funding for our programs may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of our funding has been through a grant Private Aravive received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. Although the CPRIT Grant terminated on November 30, 2019, our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events  and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project  take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three year period after the date of final payment of grant, we are required to repay to CPRIT all grant funds received. We have received the full $20.0 million of the grant proceeds and have expended all of the grant award proceeds by the agreement termination date

Our award from CPRIT requires us to pay CPRIT a portion of our revenues from sales of certain products by us, or received from our licensees or sublicensees, at tiered percentages of revenue in the low- to mid-single digits until the aggregate amount of such payments equals 400% of the grant award proceeds, and thereafter at a rate of less than one percent for as long as we maintain government exclusivity, subject to our right, under certain circumstances, to make a one-time payment in a specified amount to CPRIT to terminate such payment obligations. In addition, the grant contract also contains a provision that provides for repayment to CPRIT of some amount not to exceed the full amount of the grant proceeds under certain specified circumstances involving relocation of our principal place of business outside Texas.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2015 through June 30, 2020 the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. The ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy and clinical data;
•	the success of competitive products or technologies;
•	results of clinical studies of AVB-500 or future product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, results of clinical trials, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or product candidates;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	declines in the market prices of stocks generally;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions;
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

As of June 30, 2020, our current executive officers, directors and entities under their control, and principal stockholders, in the aggregate, owned shares representing approximately 24.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Investment Agreement dated as of April 6, 2020 by and among Aravive, Inc., Eshelman Ventures, LLCC and solely for purposes of Article IV and Article V of the Investment Agreement, Frederic N. Eshelman, Pharm D.	8-K	001-36361	10.1	4/9/20

10.2	Form of Indemnification Agreement by and between Aravive, Inc. an each of its officers and directors	S-1	333-193997	10.10	3/6/14

10.3	Separation Agreement dated April 8, 2020 between Aravive, Inc. and Rekha Hemrajani	8-K	001-36361	10.3	4/9/20

10.4	Option Agreement, dated April 8, 2020, between Aravive, Inc. and Srini Akkaraju	8-K	001-36361	10.4	4/9/20

10.5	Option Agreement, dated April 8, 2020, between Aravive, Inc. and Jay Shepard	8-K	001-36361	10.5	4/9/20

10.6	Option Agreement, dated April 8, 2020, between Aravive, Inc. and Robert Hoffman	8-K	001-36361	10.6	4/9/20

10.7	Amendment to Offer Letter dated as of April 8, 2020 between Aravive, Inc. and Gail McIntyre	8-K	001-36361	10.7	4/9/20

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: August 3, 2020	/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: August 3, 2020	/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)