Form 10-Q
period 2020-09-30
Aravive, Inc.
filed 2020-11-05
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 16,087,266 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$53,967	$65,134
Prepaid expenses and other current assets	1,469	3,079
Total current assets	55,436	68,213
Restricted cash	2,430	2,423
Property and equipment, net	561	1,808
Operating lease right-of-use assets	2,651	8,697
Intangible asset, net	126	219
Other assets	26	761
Total assets	$61,230	$82,121
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,693	$1,078
Accrued liabilities	1,469	1,497
Operating lease obligation, current portion	1,715	2,393
Total current liabilities	4,877	4,968
Contingent payable	295	264
Operating lease obligation	6,692	7,840
Total liabilities	11,864	13,072
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 16,087,266 and 15,001,795 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	545,972	539,158
Accumulated deficit	(496,608)	(470,111)
Total stockholders' equity	49,366	69,049
Total liabilities and stockholders’ equity	$61,230	$82,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Grant revenue	$—	$—	$—	$4,753
Operating expenses
Research and development	5,070	3,840	11,085	10,325
General and administrative	2,715	3,158	9,866	11,039
Loss on impairment of long-lived assets	2,914	—	5,784	—
Total operating expenses	10,699	6,998	26,735	21,364
Loss from operations	(10,699)	(6,998)	(26,735)	(16,611)
Interest income	8	232	251	811
Other income (expense), net	31	624	(13)	1,910
Net loss	$(10,660)	$(6,142)	$(26,497)	$(13,890)
Net loss per share - basic and diluted	$(0.66)	$(0.54)	$(1.69)	$(1.23)
Weighted-average common shares used to compute basic and diluted net loss per share	16,055	11,285	15,658	11,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Nine Months Ended
	September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	5,645	—	33	—	33
Issuance of common stock under employee benefit plans	8,492	—	—	—	—
Stock-based compensation	—	—	717	—	717
Net loss	—	—	—	(10,796)	(10,796)
Balances at March 31, 2020	15,015,932	2	539,908	(480,907)	59,003
Issuance of common stock in private placement, net of issuance costs of $78	931,098	—	4,922	—	4,922
Issuance of common stock upon exercise of options	13,844	—	53	—	53
Issuance of common stock under employee benefit plans	35,303	—	22	—	22
Stock-based compensation	—	—	488	—	488
Net loss	—	—	—	(5,041)	(5,041)
Balances at June 30, 2020	15,996,177	2	545,393	(485,948)	59,447
Issuance of common stock upon exercise of options	91,089	—	203	—	203
Stock-based compensation	—	—	376	—	376
Net loss	—	—	—	(10,660)	(10,660)
Balances at September 30, 2020	16,087,266	$2	$545,972	$(496,608)	$49,366
	Three and Nine Months Ended
	September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	11,266,151	$1	$510,509	$(450,565)	$59,945
Issuance of common stock under employee benefit plans	10,349	—	—	—	—
Stock-based compensation	—	—	1,048	—	1,048
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Net loss	—	—	—	(4,704)	(4,704)
Balances at March 31, 2019	11,276,500	1	511,557	(456,597)	54,961
Issuance of common stock upon exercise of options	2,000	—	2	—	2
Issuance of common stock under employee benefit plans	6,080	—	11	—	11
Stock-based compensation	—	—	941	—	941
Net loss	—	—	—	(3,044)	(3,044)
Balances at June 30, 2019	11,284,580	1	512,511	(459,641)	52,871
Issuance of common stock under employee benefit plans	384	—	1	—	1
Stock-based compensation	—	—	800	—	800
Net loss	—	—	—	(6,142)	(6,142)
Balances at September 30, 2019	11,284,964	$1	$513,312	$(465,783)	$47,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(26,497)	$(13,890)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,602	373
Impairment of long-lived assets	5,784	—
Stock-based compensation expense	1,581	2,789
Write-off lease receivable/prepaid commission assets	1,383	—
Changes in assets and liabilities
Prepaid expenses and other assets	962	(2,892)
Accounts payable	615	1,938
Deferred revenue	—	(146)
Accrued and other liabilities	(1,823)	(181)
Net cash used in operating activities	(16,393)	(12,009)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	311	14
Proceeds from issuance of common stock in private placement	4,922	—
Net cash provided by financing activities	5,233	14
Net change in cash, cash equivalents, and restricted cash	(11,160)	(11,995)
Cash, cash equivalents, and restricted cash at beginning of period	67,557	59,388
Cash, cash equivalents, and restricted cash at end of period	$56,397	$47,393

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

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected. As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations (“CROs”) and clinical sites and is assessing the impact of COVID-19 on its studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, Aravive has decided to amend its ccRCC trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (“PROC”) trial. While this delayed first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies. The Company terminated its IgA nephropathy (“IgAN”) trial, which initiated in December 2019 in order to focus on oncology. If the COVID-19 pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timeline, which would adversely affect its business, financial condition, results of operations and growth prospects.

In July 2016, Private Aravive was approved for a $20.0 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. Private Aravive’s royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Private Aravive matched 50% of funding from the CPRIT Grant. Consequently, Private Aravive was required to raise $10.0 million in matching funds over the three-year project. Private Aravive raised all its required $10.0 million in matching funds.

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2020 and, its results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine month period ended September 30, 2020, and 2019. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed by the Company on March 27, 2020, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Private Aravive. The accompanying unaudited condensed consolidated statement of financial position as of December 31, 2019, the results of operations for the three and nine months ended September 30, 2019, and cash flows for the nine months period ended September 30, 2019 include the accounts of Aravive, Inc. and its wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Private Aravive, incorporated in 2007. After 2015, the Cayman and GmbH subsidiaries became dormant. In 2019, the Cayman and GmbH subsidiaries were liquidated in their respective countries and no longer exist as of December 31, 2019. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's subsidiaries and consolidated operations.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At September 30, 2020, the Company had an accumulated deficit of $496.6 million and working capital of $50.6 million. The Company expects to continue to incur losses from costs related to the development of AVB-500 and related administrative activities for the foreseeable future. As of September 30, 2020, the Company had a cash and cash equivalents balance of approximately $54.0 million consisting of cash and investments in highly liquid U.S. money market funds. While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance its clinical development program to later stages of development and commercialize its clinical product candidate AVB-500. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

The Company has determined, based on its preliminary analysis, that the provisions of CARES Act are not expected to impact its 2020 financial statements. The Company will monitor the updates, both to its business as well as guidance issued with respect to CARES Act that could impact the current interpretation of the issued provisions.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Cash and cash equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations to the landlord under the right-of-use (“ROU”) lease for the property located at 1020 Marsh Road, Menlo Park, California (the “1020 Space”).

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

The Company records an operating lease ROU asset and an operating lease obligation on the consolidated balance sheet when entering into a lease. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease and the Company includes renewal options in its calculation of the estimated lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Variable lease costs and short-term lease payments not included in the lease liability are classified within operating activities in the consolidated statements of cash flows. For all lease agreements, the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. These expenses are recognized within operating expenses in the consolidated statements of operations.

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

At the end of the first quarter ended March 31, 2020, the Company was informed by EVA, its sublease tenant, that EVA will not be in a position to pay future sublease rental payments and intends to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as the Company is currently marketing the 1020 Marsh Road location for subletting. In determining the fair value of the asset group, the Company utilized current real estate market rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against its ROU asset of and leasehold improvement assets of $2.4 million and $0.5 million, respectively, for the quarter ended March 31, 2020.

At the end of the third quarter ended September 30, 2020, the Company continued to evaluate the estimates used in the valuation used in the first quarter of 2020. Given the continued uncertainty due to the COVID-19 shut down and the significant negative impact to the real estate market as of the end of the third quarter, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of September 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as the Company is currently marketing the 1020 Marsh Road location for subletting. In determining the fair value of the asset group, the Company utilized current real estate market estimated rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against its ROU asset and leasehold improvement assets of $2.4 million and $0.5 million, respectively, for the quarter ended September 30, 2020. A total of $5.8 million was reported as an impairment loss on the Company’s long-lived asset balances within the statement of operations for the nine month period ended September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents consist solely of Level 1 assets. Level 1 assets are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Expenses
Research and development	$122	$120	$378	$318
General and administrative	254	680	1,203	2,471
Total	$376	$800	$1,581	$2,789

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for each of the three and nine months ended September 30, 2020 and 2019, diluted net loss per share is the same as basic net loss per common share for those periods.

Intangible Asset

Intangible assets consist of an assembled workforce which was acquired as part of the Merger. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The estimated useful life of the assembled workforce is 3 years.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2020	2019
Preclinical and clinical prepaid expenses	$918	$531
Lease receivable	—	900
Unbilled receivable from CPRIT	—	1,604
Other	551	44
Total	$1,469	$3,079

Property and equipment, net (in thousands)

	September 30,	December 31,
	2020	2019
Equipment and furniture	$1,416	$1,442
Buildings, leasehold and building improvements	2,674	2,674
	4,090	4,116
Less: Accumulated depreciation and amortization	(2,525)	(2,308)
Impairment loss	(1,004)	—
Property and equipment, net	$561	$1,808

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

During the first quarter ended March 31, 2020 and the third quarter ended September 30, 2020, the Company determined leasehold improvements were impaired as described in Note 2. Depreciation expense was approximately $0.1 million for the three months ended September 30, 2020 and 2019, respectively and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2020	2019
Payroll and related	$974	$1,248
Preclinical and clinical	244	5
Professional services	121	32
Other	130	212
Total	$1,469	$1,497

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities. The remaining financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair value. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2020
	(unaudited)
	Total	Level 1
Assets
Money market funds	$52,205	$52,205

	Fair Value Measurements at December 31, 2019
	Total	Level 1
Assets
Money market funds	$63,691	$63,691

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended September 30, 2020 or December 31, 2019.

Nonrecurring fair value measurements

As disclosed in Note 2, the Company recorded an impairment charge of approximately $5.8 million related to right-of-use and leasehold improvement assets. This impairment charge was derived using Level 3 inputs and the fair value of the long-lived assets was derived by using a discounted cash flow analysis of the 1020 Space.

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

In October 2018, the Company executed a sublease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the sublease commenced on October 30, 2018 and expired August 31, 2020.

In August 2020, the Company entered into a lease agreement in North Carolina for approximately 4,128 square feet for office space. The monthly lease payments will be approximately $9 thousand per month for a period of 63 months with a three-month rent abatement period.  The lease is expected to commence in the fourth quarter of 2020.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The Company’s rent expense including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.6 million for the three months ended September 30, 2020 and 2019. The Company’s rent expense including both short-term and variable lease components of $0.3 million and $0.4 million associated with the facility leases was $1.9 million for the nine months ended September 30, 2020 and 2019. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for the nine months ended September 30, 2020 and 2019 was $2.0 million. As of September 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 7.75%, which approximates the Company’s incremental borrowing rate.

As of September 30, 2020, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2020 (3 months remaining)	$325
2021	2,429
2022	2,878
2023	2,959
2024	2,524
Total future minimum lease payments	11,115
Less: discount	(2,708)
Total operating lease obligations	8,407
Less current operating lease obligations	(1,715)
Noncurrent operating lease obligations	$6,692

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA for the 1020 Space. The 1020 Space sublease commenced on October 1, 2018 for 72 months. EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the nine months ended September 30, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a straight-line sublease rent receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations for the nine months ended September 30, 2020. Overall, for the three and nine months ended September 30, 2020, the Company recorded sublease income associated with this sublease of $47 thousand and a loss of $13 thousand. For the three and nine months ended September 30, 2019, the Company recognized sublease income of approximately $0.6 million and $1.9 million, respectively. During the nine months ended September 30, 2020, cash received from EVA was $1.2 million, which amount was included in the change in prepaid expenses and other current assets for operating cash flows. During the three and nine months ended September 30, 2019, cash received from EVA was $0.6 million and $1.4 million, respectively.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

On April 8, 2020, pursuant to the Investment Agreement, the Investor purchased 931,098 shares of the Company’s unregistered common stock for an aggregate purchase price of approximately $5.0 million.  The Company recorded the amount received net of expenses of approximately $78 thousand.

Equity Incentive Plans

The Company’s Board of Directors (the “Board”) and stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (the “Prior Plans”). As of September 30, 2020, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 1,573,254. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with an expiration date of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2020	1,820,160	$10.70
Options granted	779,460	9.28
Options cancelled	(284,901)	17.65
Options exercised	(110,578)	2.65
Balances, September 30, 2020	2,204,141	$9.70	6.0	$4,757
Outstanding and expected to vest as of September 30, 2020	2,100,932	$9.79	5.9	$4,756
Exercisable as of September 30, 2020	1,546,264	$10.61	4.7	$4,737

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock.

Stock Options Granted to Employees

During the nine months ended September 30, 2020 and 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $7.82 and $4.69 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of September 30, 2020, total unrecognized employee stock-based compensation related to stock options granted was $3.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	September 30,	September 30,
	2020	2019
Expected volatility	112.3%	111.0%
Risk-free interest rate	0.97%	2.4%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.0

Restricted Stock Units

Restricted stock units are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock units offer employees the opportunity to earn shares of the Company’s stock over time, rather than options that give the employee the right to purchase stock at a set price. As a result of these restricted stock units, the Company recognized $0.4 million in compensation expense during the three months ended September 30, 2019 and the amount of compensation expense recognized for the three months ended September 30, 2020 was immaterial. The Company recognized $0.3 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively.

8. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(10,660)	$(6,142)	$(26,497)	$(13,890)
Basic and diluted net loss per share	$(0.66)	$(0.54)	$(1.69)	$(1.23)
Weighted-average shares used to compute basic and diluted net loss per share	16,055	11,285	15,658	11,280

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three and nine months ended September 30, 2020 and 2019, the Company did not have dilutive common stock equivalents and therefore diluted net loss per share is the same as basic net loss per share for those periods.

The following potentially dilutive securities outstanding at the end of the nine months ending September 30, 2020 and 2019 have been excluded from the computation of diluted shares outstanding:

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Options to purchase common stock	2,204,141	1,995,793
Restricted stock units	1,441	95,924

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 27, 2020 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations and the uncertain negative impacts that current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiary, Private Aravive. References to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of their merger in October 2018.

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

We expect to initiate a pivotal trial of AVB-500 in Platinum Resistant Ovarian Cancer during the fourth quarter 2020/first quarter 2021 and are on-track to initiate the Phase 1b/2 trial of AVB-500 in Clear Cell Renal Cell Carcinoma during the fourth quarter 2020.

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our planned studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, we have decided to amend our ccRCC trial to initiate treatment at a higher dose given the safety profile seen with the 15 mg/kg dosing cohort of the platinum resistant ovarian cancer (“PROC”) trial and the initiation of the 20 mg/kg dosing cohort. While this may delay first patient dosing, the overall timelines may not be significantly impacted given the higher starting dose, assuming the COVID-19 situation does not interfere with ongoing clinical studies.  We have terminated our IgA nephropathy (“IgAN”) trial, which initiated in December 2019, in order to focus on oncology. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Recent developments

Equity Distribution Agreement

On September 4, 2020, we entered into an equity distribution agreement with Piper Sandler & Co. (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of the Company’s common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents.

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

Pharmacokinetics: Prior data analysis of 31 patients from the 10 mg/kg cohort showed that blood trough levels of AVB-500 demonstrated statistically significant correlation with clinical activity, as patients who achieved minimal efficacious concentration (MEC) >13.8 mg/L demonstrated a greater likelihood of response and prolonged PFS. Updated modeling using actual data from all enrolled patients demonstrated that the 20 mg/kg dose is not predicted to improve PFS relative to the 15 mg/kg so the dose of 15 mg/kg was selected as the RP2D for AVB-500.

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
•

A post-hoc analysis of tumor expression showed that 4 patients whose best response was PD did not express GAS6 (3) and/or had low amounts of AXL (2) on immunohistopathology of their tumors. While they were enrolled per protocol in the Phase 1b trial, these patients do not appear to be representative of the eventual AVB-500 target population, as they are mostly rare subtypes of PROC and such patients based on their clinical characteristics will not be eligible for the pivotal trial.

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

Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and nine months ended September 30, 2020 and 2019.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, we generated grant revenue of $3.1 million and $4.8 million for the three and nine months ended September 30, 2019 from a $20 million Product Development Award granted in 2016 from the Cancer Prevention and Research Institute of Texas (the “CPRIT Grant”) to Private Aravive.

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

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh Road property lease and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations. Additionally, included during the quarter ended March 31, 2020 was a write-down of our straight-line sublease rent receivable balance and previously capitalized commission charges related our sublease tenant, EVA Automation, Inc. (“EVA”).

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

At the end of the first quarter ended March 31, 2020, we were informed by EVA, our sublease tenant, it will not be in a position to pay future sublease rental payments and intends to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, we determined the carrying amounts of the right-of-use asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, we performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, we determined that the right-of-

use and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. We then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting. The most significant estimates used by management in determining the fair value of the asset group were as follows: current real estate market rates for the 1020 Marsh property; estimated time needed to sublet the building to another tenant; and a discount rate of 9.5%.

At the end of the third quarter ended September 30, 2020, we continued to evaluate the estimates used in the valuation used in the first quarter of 2020. Given the continued uncertainty due to the COVID-19 shut down and significant impact to the estimated real estate market, we determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, we performed a recoverability test, using an undiscounted cash flow analysis as of September 30, 2020. Based on the undiscounted cash flow analysis, we determined that the right-of-use and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. We then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting. The most significant estimates used by management in determining the fair value of the asset group were as follows: current real estate market rates for the 1020 Marsh property; estimated time needed to sublet the building to another tenant; and a discount rate of 9.5%.

Other than described above, there have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Annual Report.

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
	2020	2019	(Decrease)		2020	2019	(Decrease)
Revenue:
Grant revenue	$—	$—	$—		$—	$4,753	$(4,753)
Operating expenses:
Research and development	5,070	3,840	1,230	32%	11,085	10,325	760	7%
General and administrative	2,715	3,158	(443)	-14%	9,866	11,039	(1,173)	-11%
Loss on impairment of long-lived assets	2,914	—	—		5,784	—	5,784
Total operating expenses	10,699	6,998	3,701	53%	26,735	21,364	5,371	25%
Loss from operations	(10,699)	(6,998)	3,701	53%	(26,735)	(16,611)	10,124	61%
Interest income	8	232	(224)	-96%	251	811	(560)	-69%
Other income (expense), net	31	624	(593)	-95%	(13)	1,910	1,923	-101%
Net loss	$(10,660)	$(6,142)	$4,518	74%	$(26,497)	$(13,890)	$12,607	91%

Grant revenue

Grant revenue for the nine months ended September 30, 2019 was $4.7 million, which was derived solely from the CPRIT Grant for the research and development of AVB-500. There was no grant revenue subsequent to the second quarter ended June 30, 2019.

Research and development expense

Research and development expense increased by $1.2 million, or 32%, to $5.1 million for the three months ended September 30, 2020 from $3.8 million for the same period in 2019. For the nine months ended September 30, 2020 research and development expense increased $0.8 million or 7% to $11.1 million from $10.3 million for the same period in 2019. The increase in both the three and nine months ended September 30, 2020 was primarily due to the timing of our clinical trial expenses and an increase in our compensation expense as we further built out our research and development team for our upcoming clinical trials.

General and administrative expense

General and administrative expense decreased by $0.4 million, or 14%, to $2.7 million for the three months ended September 30, 2020 from $3.2 million for the same period in 2019. For the nine months ended September 30, 2020 general and administrative expense decreased $1.2 million or 11% to $9.9 million from $11.0 million from the same period in 2019. The decrease in both the three and nine months ended September 30, 2020 was primarily driven by a lower stock based compensation expense along with reduced accounting and consulting fees.

Loss on impairment of long-lived assets

The Company incurred non-cash charges for impairment of our long-lived assets of $2.9 million and $5.8 million for the three and nine months ended September 30, 2020. We measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting.

Interest income

Interest income decreased primarily due to a significant drop in interest rates in the three and nine months ended September 30, 2020 as compared to the same period in 2019.

Other income (expense), net

Other income decreased by $0.6 million, or 95%, to $31,000 for the three months ended September 30, 2020 from $0.6 million for the same period in 2019. The decrease is due to the failure of EVA to make subtenant payments and there being no further cash received from the security deposit subsequent to July 2020 when the security deposit was exhausted compared to 2019 when income was being received according to our sublease terms with EVA. Other expense increased for the nine months ended September 30, 2020 primarily due to a write-down of $1.4 million related to our straight-line sublease rent receivable balance and previously capitalized commission charges from the EVA sublease in the nine months ended September 30, 2020 as compared to the sublease income recorded in the nine months ended September 30, 2019.

Liquidity and capital resources

Since our inception and through September 30, 2020, we have financed our operations through private placements of our equity securities, debt financing, CPRIT Grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October of 2016 and December 2019, as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. At September 30, 2020, we had cash and cash equivalents of approximately $54.0 million, a majority of which is invested in money market funds at several highly rated financial institutions. As a result of the Merger with Private Aravive, we acquired approximately $5.3 million of additional cash and cash equivalents, and as a merged company our primary use of our capital has been to fund our clinical development programs, specifically for our product candidate AVB-500. Specifically, this quarter, our research and development expenses were primarily related to our ongoing Phase1b/2 clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer. We anticipate our research and development expenses to increase once we initiate our pivotal PROC trial during the fourth quarter 2020/first quarter 2021 and recommence dosing patients in our clear cell renal cell carcinoma program, which is expected to initiate in late 2020. For our recent strategic collaboration agreement with WuXi Biologics to develop novel high-affinity bispecific antibodies targeting cancer and fibrosis using the WuXiBody platform, research and development expenses will not be significant for the next one to two years, until we discover a lead product candidate, if ever. During the nine months ended September 30, 2020 we received approximately $1.6 million of additional funding from our CPRIT Grant. As of September 30, 2020, we have received all funds from the CPRIT Grant.

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

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of potential development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves. In addition, our liquidity could be adversely impacted if we do not find a replacement subtenant within a reasonable period of time. See Item 1A. Risk Factors “The failure of EVA to fulfill its payment obligations with respect to the office space that we subleased to it in Menlo Park, California or our inability to find a new subtenant for the space in a timely manner will reduce or potentially eliminate our sublease income which would adversely affect our cash position.”

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months
	September 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(16,393)	$(12,009)
Financing activities	5,233	14
Net decrease in cash and cash equivalents	$(11,160)	$(11,995)

Cash used in operating activities

Net cash used in operating activities was $16.4 million and $12.0 million during the nine months ended September 30, 2020 and 2019, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities for the nine months ended September 30, 2020 increased compared to the same period in 2019 due the ramp up in clinical trials along with beginning the treatment of our second oncology indication, ccRCC.

Cash provided by financing activities

Net cash provided by financing activities was $4.9 million during the nine months ended September 30, 2020 related to proceeds from issuance and sale of common stock in a private placement offering along with $0.3 million in proceeds from issuance of common stock in connection with employee benefit plans.

Contractual obligations and commitments

During the nine months ended September 30, 2020, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate and market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2020, we had cash and cash equivalents of approximately $54.0 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2020.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state and local government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. We have closed our offices with our administrative employees continuing their work outside of our offices. Business travel has been limited, and online and teleconference technology is generally used to meet virtually rather than in person. The effects of the governmental orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of approximately $496.6 million. Our historical financial statements prior to the fourth quarter of 2018 are solely those of Versartis, Inc., and our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT Grant proceeds, and our initial public offering in 2014 along with additional common stock offerings in January 2015, October 2016, and December 2019 as well as a $40.0 million upfront payment received from our strategic license agreement with Teijin. A significant portion of Private Aravive’s funding has been through the $20.0 million CPRIT Grant. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, AVB-500, and any future product candidates;
•	conduct additional clinical studies of AVB-500 in the future, including our planned pivotal PROC trial, P1b/2 ccRCC trial and other later stage clinical trials with larger patient populations;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for AVB-500 and any future product candidates that successfully complete clinical studies;
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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2020, we had approximately $54.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

The failure of EVA to fulfill  its payment obligations with respect to the office space that we subleased to it in Menlo Park, California or the our inability to find a new subtenant for the space in a timely manner will reduce or potentially eliminate our sublease income which would adversely affect our cash position.

Since April 2020, EVA has defaulted on its obligation to pay rent and common area maintenance charges under the sublease for our 1020 Marsh property which has resulted in a decrease in sublease income available to offset our lease payments owed to the landlord. As of November 1, 2020, the aggregate base rent due to us under the sublease is approximately $9.3 million. Upon the execution of the sublease, EVA was obligated to provide to us a cash security deposit of $760,727, which we have fully drawn down on for the missed April, May, June and a portion of July rent payments and therefore future rent payments, including those made by us  for a portion in July and the full August and September payment have been paid by us without our receipt of subtenant income or funds derived from the security deposit. EVA has since advised us that they will be unable to continue to make future sublease payments. If EVA continues to fail to make lease payments under the sublease, we will not receive sublease income to offset our lease payments to the landlord of the property until such time as we are able to secure a new sub-tenant and enter into a new sublease agreement. There can be no assurance given that we be able to resublet the space for the same rent as EVA is obligated to pay us or at all. At this time, it is difficult for us to ascertain the impact of this default and the extent to which it could reduce or potentially eliminate our sublease income, which would have a material adverse impact on our cash position.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2015 through September 30, 2020 the reported sale price of our common stock has fluctuated between $3.07 and $144.00 per share. The ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of September 30, 2020, our current executive officers, directors and entities under their control, and principal stockholders, in the aggregate, owned shares representing approximately 24.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
11.1	Equity Distribution Agreement, dated as of September 4, 2020, by and among Aravive, Inc., Piper Sandler & Co., and Cantor Fitzgerald & Co.	S-3	333-248612	1.1	9/4/20

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: November 5, 2020	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: November 5, 2020	By:/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)