Form 10-K
period 2020-12-31
Aravive, Inc.
filed 2021-03-16
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36361

Aravive, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-4106690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $140,629,591.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2021 was 19,659,860.

Documents incorporated by reference: None

i

PART I

GENERAL

Unless otherwise indicated, all references to “Aravive,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K refer to Aravive, Inc. and our wholly owned subsidiary, Aravive Biologics, Inc.

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

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks can be found below in Item 1A. Risk Factors.

Risks related to our financial position and capital requirements

•	We have a limited operating history with which to compare and have incurred significant losses since our inception and expect to incur substantial and increasing losses for the foreseeable future.
•	The funding required to support our current and future operations may not be available to us on acceptable terms, or at all.
•	We will seek to raise funds to continue our operations through equity financings, which may cause dilution to existing stockholders.
•	The failure of EVA Automation, Inc. or EVA to fulfill its payment obligations with respect to our sublease could result in a substantial decrease in sublease income.

Risks Related To Our Business

•	Global health crises may adversely affect our planned operations and the coronavirus pandemic could adversely impact our business, including our clinical trials.

•	Our reliance on government funding may impose requirements that limit our ability to take certain actions and subject us to potential financial penalties.
•

If the licenses underlying the license agreements on which we rely were terminated, or if other rights that may be necessary for commercialization of our intended products cannot be obtained, we would be materially adversely affected.

•

We depend on collaborations with third parties for the development and commercialization of some of our products and product candidates, including reliance on a third party to manufacture the drug substance of our product candidate. Our prospects with respect to those products and product candidates will depend in part on the success of those collaborations.

•

We currently have only one product candidate in clinical development and are dependent on its success, which requires significant additional clinical testing before seeking regulatory approval. If regulatory approval is not granted our business may be harmed;

•

Any problems obtaining the standard of care drugs that we are administering or plan to administer with our clinical product candidate, AVB-500, could result in a delay or interruption in our clinical trials.

•	Our clinical product candidate may cause adverse effects or have other properties that could delay or prevent our regulatory approval or limit the scope of any approved label or market acceptance.
•	We rely on third parties as vendors, manufacturers and for various services, over which we have no control and whose reliability cannot be assured.
•	We may not be able to retain key personnel or attract, retain and motivate qualified personnel.
•	We may be unable to manufacture our product candidate in sufficient quantities for commercialization.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

•

If the results from preclinical studies or clinical trials of our product candidate are unfavorable, we could be delayed or precluded from the further development or commercialization of the product candidate.

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our clinical product candidate, AVB-500, and our ability to generate revenue will be impaired.

•

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our clinical product candidate, AVB-500.

•	We face significant competition from other biotechnology and pharmaceutical companies and we may not compete effectively.
•

Our product candidate may not receive market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, or may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products which may delay or preclude development of regulatory approval.

•

Any failures to comply with state and federal healthcare regulatory laws could result in substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of operations.

•	As a pharmaceutical company, our product candidate subjects us to product liability risks which could result in lawsuits that may require us to incur substantial liabilities.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and maintain patent protection for AVB-500, or the scope of any patent protection we do obtain may be insufficient.

Risks Related to the ownership of our common stock

•	Our stock price is volatile.
•	We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.
•

Our executive officers, directors, entities under their control and principal stockholders can exert significant influence on all matters submitted to stockholder for approval due to their share ownership.

•

We are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may fail to satisfy applicable Nasdaq listing requirements.

•	An active trading market for our common stock may not be maintained.

Item 1. Business.

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

Our current development program benefits from the availability of a proprietary serum-based biomarker that has accelerated AVB-500 drug development by allowing us to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to AVB-500.

In our completed Phase 1 clinical trial in healthy volunteers with our clinical lead product candidate, AVB-500, we demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients. In December 2018, we initiated our Phase 1b clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer, or PROC, for which we reported results in July 2020.

In August 2018, the U.S. Food and Drug Administration, or FDA, designated as a Fast Track development program the investigation of our lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. We initiated a pivotal Phase 3 trial of AVB-500 in PROC during the first quarter of 2021.

In January 2020, we announced that the FDA has cleared our Investigational New Drug or IND application for investigation of AVB-500, in the treatment of our second oncology indication, clear cell renal cell carcinoma or ccRCC. During the fourth quarter of 2020, we initiated our Phase 1b/2 trial of AVB-500 in ccRCC and dosed our first patient in the trial during the first quarter of 2021. Our pipeline, as of December 31, 2020, is shown in Figure 1.

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth in the clinic in 2023.

On November 6, 2020, we entered into a collaboration and license agreement with 3D Medicines Inc., or 3D Medicines, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

With the global spread of the ongoing novel coronavirus, or COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our planned studies and current timelines and costs. While we currently do not anticipate any interruptions in our operations due to COVID-19 if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Figure 1: Aravive Pipeline

First Oncology Indication - Ovarian Cancer and Current Market Opportunity

The decision to select high grade platinum-resistant recurrent ovarian cancer as our first indication was based upon the preclinical data that we generated with AVB-500 in platinum resistant ovarian cancer, the fact that high grade platinum resistant ovarian tumors are highly AXL positive and the high unmet medical need for effective therapies to treat platinum resistant ovarian cancer. In August 2018, the FDA had granted Fast Track Designation to AVB-500 for platinum-resistant recurrent ovarian cancer.

Ovarian cancer ranks fifth in cancer deaths among women in the U.S., accounting for more deaths than any other cancer of the female reproductive system.  According to the American Cancer Society, it is estimated that in 2021 there will be approximately 21,410 new cases of ovarian cancer diagnosed in the United States and approximately 13,770 ovarian cancer deaths in the United States. A woman’s risk of getting ovarian cancer during her lifetime is about 1 in 78. Her lifetime chance of dying from ovarian cancer is about 1 in 108.  Due to the nonspecific nature of disease symptoms, currently approximately 70% of ovarian cancer patients are diagnosed with advanced-stage disease, at which point their prognosis is poor. Improving the ability to detect ovarian cancer early is a research priority, given that women diagnosed with localized-stage disease have more than a 90% five-year survival rate.

Decision Resources Group, LLC or DRG in its December 2019 Ovarian Cancer Disease Landscape and Forecast estimates the total ovarian cancer market to grow in the major markets (United States, France, Germany, Italy, Spain, the United Kingdom and Japan) at an annual rate of 15.6% from nearly $2.3 billion in 2018 to nearly $9.6 billion in 2028.

Treatment of patients with second- and third-line platinum-resistant ovarian cancer (patients whose disease progresses within 6 months of their last platinum-based therapy) consists of a nonplatinum monotherapy as sequential single-agent salvage chemotherapy has been shown to be superior to multiagent chemotherapy in this setting (DRG- December 2019 Ovarian Cancer Disease Landscape and Forecast). Widely used single-agent therapies in this population include gemcitabine, pegylated-liposomal doxorubicin, topotecan, and paclitaxel with or without bevacizumab or Avastin. The median progression free survival rate for patients given standard of care (paclitaxel or doxil/pegylated liposomal doxorubicin) to treat platinum-resistant recurrent ovarian cancer is 3-4 months, with a median overall survival of 9-12 months (A. Davis et al. / Gynecologic Oncology 133 (2014) 624–631).  Adding bevacizumab to the chemotherapy resulted in a median progression free survival of 6.7 months (Pujade-Lauraine, et al., J Clin Oncol 32:1302-1308) but there was no overall survival benefit (Stockler MR, et al. J Clin Oncol. 2014 May 1;32(13):1309-16). In the United States, another treatment option in third-line platinum-resistant/refractory ovarian cancer are poly ADP ribose polymerase inhibitors (PARPi) which are indicated as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) with advanced ovarian cancer who have been treated with two or more chemotherapies. There is no standard of care for patients with non-BRCA mutated/ HR proficient ovarian cancer in the fourth- and subsequent-line settings. The majority of these patients have become platinum-resistant and are typically managed with monotherapy chemotherapy treatments.

Overview of Our Phase 1b Clinical Trial for the Treatment of Patients with PROC

In December 2018, following a normal healthy volunteer trial that identified a dose of 10mg/kg AVB-500 as sufficient to suppress serum GAS6 levels for a two-week period, we began treating patients in our Phase 1b clinical trial combining 10mg/kg (administered every 2 weeks) AVB-500 with standard-of-care therapies (specifically, paclitaxel (PAC) or pegylated liposomal doxorubicin (PLD)) in patients with PROC.

The Phase 1b clinical trial was designed, in part, to confirm the dosing regimen predicated on the Phase 1 trial in healthy volunteers and to identify the dose to investigate in later stage trials. The primary objective of the Phase 1b clinical trial was to assess the safety and tolerability of AVB-500 in combination with PAC or PLD, and secondary objectives were to assess pharmacokinetics and pharmacodynamics or PK/PD (serum GAS6 and soluble AXL (sAXL) levels), efficacy, and potential immunogenicity of AVB-500. Exploratory objectives included efficacy endpoints in biomarker (GAS6, AXL) defined populations based on expression of those biomarkers in serum and/or tumor tissue.

In September 2019, we presented positive data from the initial 12 patients of the Phase 1b clinical trial in a late breaking oral presentation at the European Society for Medical Oncology (ESMO) Congress in Barcelona and based upon our analysis of the data decided to study higher doses of the drug and expanded the Phase 1b trial to study 15 mg/kg and 20 mg/kg dose levels.

Data from the Phase 1b Clinical Trial of AVB-500

On July 23, 2020, we issued a press release presenting data from our Phase 1b clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer, the selection of 15 mg/kg as the recommended dose and other results of the trial. The Phase1b clinical trial results are set forth below:

The safety of AVB-500 has been studied in 84 subjects, including 31 healthy volunteers in a Phase 1a clinical trial and 53 patients with PROC in a Phase 1b clinical trial (40 in 10 mg/kg cohort, 6 in 15 mg/kg cohort, and 7 in 20 mg/kg cohort). The primary objective of the Phase 1b clinical trial was to assess safety of AVB-500 in combination with PAC or PLD. Secondary endpoints included objective response rate (ORR), CA-125 response, clinical benefit rate, progression free survival (PFS), overall survival, PK profile, GAS6 serum levels, and anti-drug antibody titers.

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

Pharmacokinetics: Prior data analysis of 31 patients from the 10 mg/kg cohort showed that blood trough levels of AVB-500 demonstrated statistically significant correlation with clinical activity, as patients who achieved minimal efficacious concentration or MEC >13.8 mg/L demonstrated a greater likelihood of response and prolonged PFS. Updated modeling using actual data from all enrolled patients demonstrated that the 20 mg/kg dose is not predicted to improve PFS relative to the 15 mg/kg dose so the dose of 15 mg/kg was selected as the recommended Phase 2 dose or RP2D for AVB-500.

Clinical Activity: While the Phase 1b clinical trial was a safety trial and not powered to demonstrate efficacy, the investigator-assessed best response or RECIST V1.1 to AVB-500 across all cohorts supports promising clinical activity:

10 mg/kg cohort, 37 out of 40 patients evaluable:

•	21.6% Objective Response Rate or ORR (8/37) in all evaluable patients, regardless of their MEC or use of PAC or PLD
•	33% ORR (5/15) among those treated with AVB-500 in combination with PAC, with 1 complete response or CR.
•	50% ORR (4/8), with 1 CR in PAC patients who achieved MEC (13.8mg/L) of AVB-500.
•	The PFS among those patients treated with AVB-500 plus PAC who achieved MEC was 7.5 months versus 2.28 months in patients with blood trough levels below MEC (p=0.0062).

15 mg/kg cohort, 5 out of 6 patients evaluable:

•	5/ 5 patients in this cohort experienced clinical benefit, with 1 CR, 2 partial responses (“PR”), and 2 stable disease (“SD”).

20 mg/kg cohort, 7 out of 7 patients evaluable:

•	Of the 7 patients in this cohort, there was 1 PR (with CR of target lesion), 1 SD, and 5 with progressive disease (“PD”)
•

A post-hoc analysis of tumor expression showed that 4 patients whose best response was PD did not express GAS6 (3) and/or had low amounts of AXL (2) on immunohistopathology of their tumors. While they were enrolled per protocol in the Phase 1b clinical trial, these patients do not appear to be representative of the eventual AVB-500 target population, as they are mostly rare subtypes of PROC and such patients based on their clinical characteristics will not be eligible for the pivotal trial. The pivotal trial will only enroll patients with high grade serous ovarian cancer as that is the pathology associated with elevated AXL expression (Rankin et al, Cancer Res; 70(19) October 1, 2010.)

Other notable findings:

•

AVB-500 plus PAC appeared to perform better than AVB-500 plus PLD: across all cohorts, AVB-500 plus PAC data show an ORR of 35% (8/23, including 2 CRs) compared to ORR of 15% (4/26) in AVB-500 plus PLD.

•

While not powered to demonstrate efficacy, drug exposure levels correlated with clinical response, supporting the use of higher dose of AVB-500. AVB-500 combined with PAC had better clinical responses in patients whose trough levels were above the minimal efficacious concentration (MEC) of 13.8mg/L compared to those patients whose trough levels were below the MEC.

•

AVB-500 demonstrated meaningful benefit in patients with later lines of therapy and showed improved clinical benefit over published data showing response for patients who were on their third and fourth lines of therapy (Bruchim et al, European Journal of Obstetrics & Gynecology and Reproductive Biology 166 (2013) 94–98) or who progressed in less than 3 months following their last platinum-containing regimen (Kobayashi-Kato et al., Cancer Chemotherapy and Pharmacology (2019) 84:33-39 37).

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

•	Serum levels of soluble AXL (sAXL)/GAS6 ratio related to response to AVB-500 and may identify PROC patients more likely to respond to AVB-500 chemotherapy combinations.
o	In the entire Phase 1b cohort, patients with a high sAXL/GAS6 ratio had 33% ORR (11/33) versus 0% ORR (0/15) in patients with a low sAXL/GAS6 ratio.
o	This biomarker will be investigated in every clinical trial, including the P3 PROC trial, to see if it can be validated for use to enrich the patient population likely to respond.
•	Patients who received 10 or 15 mg/kg in combination with PAC and whose trough level was above the MEC of 13.8mg/L demonstrated clinical activity (
•

Table 1) greater than what was reported for PAC alone (bevacizumab naïve) patients in the AURELIA trial:  30.2% ORR (no CR reported); 3.9 months mPFS; and 13.2 months mOS (Poveda et al, Journal of Clinical Oncology, Vol 33, No 32 (November 10), 2015: pp 3836-3838).

Table 1: Clinical Activity Data for 10mg/kg and 15mg/kg Patients whose First Trough Level was above the Minimal Efficacious Concentration of 13.8mg/L

	PAC (N = 10)	PLD (N = 14)
Median PFS (months)	7.5	3.7
ORR	5 (50% [2CRs^ (20%])	2 (14%)
Median Duration of Response (DoR) among those who responded (months)	7.4	5.3
Median Overall Survival (OS) (months)	19.0	12.7

•

AVB-500 treatment alone demonstrated an ability to maintain tumor response. Three patients during the P1b clinical trial maintained their response for 3-6 months following discontinuation of chemotherapy and while remaining on AVB-500 treatment alone. The tumor in one patient in the 15mg/kg group had completely responded (CR) and tumors in the other 2 patients in the 10 mg/kg group had partially responded (PRs) while remaining on AVB-500 treatment alone.

•

Two patients whose responses (CR and PR) were maintained on AVB-500 treatment alone for at least 6 months following discontinuation of chemotherapy missed their next dose of AVB-500 (one because she was hospitalized with COVID and one because she wanted to take a vacation) and their tumors showed progression at the next visit.  These data suggest the responses these patients experienced was likely attributable to AVB-500 treatment.

Planned Phase 3 Adaptive Registrational Trial Design in PROC

On November 19, 2020, Aravive announced that we had received guidance from the FDA on a registrational Phase 3 trial design for AVB-500 in PROC. The FDA feedback received was that this trial, if successful, could support full approval of AVB-500 for the treatment of PROC. No further preclinical or clinical pharmacology studies are required at this time. The global, randomized, double-blind, placebo-controlled adaptive trial is designed to evaluate efficacy and tolerability of AVB-500 at a dose of 15 mg/kg in combination with paclitaxel. The Phase 3 trial is anticipated to initiate in the first quarter of 2021. The pivotal, adaptive Phase 3 trial is expected to enroll approximately 300-500 patients with high-grade serous ovarian cancer who have received one to four prior lines of therapy (Figure 2). This global trial is planned to be conducted at approximately 165 sites in the U.S. and Europe. The primary endpoint for the trial is progression free survival (PFS), and secondary endpoints include overall survival, objective response rate based on RECIST 1.1, safety and tolerability, duration of response, quality of life, clinical benefit rate, and pharmacokinetic and pharmacodynamic profile. Prospectively defined interim analyses will investigate treatment differences in patients who have previously received bevacizumab versus those who have not and will explore the biomarkers identified in the Phase 1b trial in an effort to test the hypotheses generated from the Phase 1b data. Based on the interim analyses, the trial can be adapted to include only those patients who have not previously been treated with bevacizumab and/or those whose baseline serum biomarker results meet the identified threshold. The objective of this adaptive design is to identify the most appropriate population for AVB-500 + PAC treatment and conduct the final analysis on approximately 300 patients who meet those criteria. Thus, the randomized sample size may be larger than 300 if the interim decisions alter the target population.  Exploratory biomarkers include serum GAS6, serum sAXL and AVB-500 drug levels.

Figure 2: Phase 3 AVB-500-OC-004 Design

PROC 1-4 lines
ECOG 0 or 1
N=300-500
1:1 randomization
AVB-500
+ PAC
Placebo
+ PAC
First
Interim
~64 PFS
events
PFS
conditional
power in
prior
bevacizumab
stratum
Second
Interim
and
ORR Final
~116 PFS
events
PFS
conditional
power
overall and
for
biomarker
enrichment
PFS Final
~235 PFS
events

Randomization stratification:
Platinum-free interval (<3m, ≥ 3-6m)
Prior lines (1-2, 3-4)
Prior bevacizumab (yes, no)

- First interim investigates treatment effect in prior bevacizumab subjects
- Second interim investigates treatment effect in biomarker enriched subjects

Second Oncology Indication-Clear Cell Renal Cell Carcinoma (ccRCC)

Clear Cell Renal Cell Carcinoma and Current Market Opportunity

The decision to select ccRCC as our second indication was based upon the strong preclinical data that we generated with AVB-500 and the fact that AXL expression in primary tumors of ccRCC patients has been shown in third party studies as well as our own studies (Rankin et al, PNAS September 16, 2014 vol. 111 no. 37 13373–13378), to correlate with aggressive tumor behaviors.

Kidney cancer is a leading cause of cancer-related deaths in the United States and is among the 10 most common cancers in both men and women. Metastasis to distant organs including the lung, bone, liver and brain is the primary cause of death in kidney cancer patients as only 12% of metastatic kidney cancer will survive past 5 years. According to the American Cancer Society, it is estimated that there will be approximately 76,080 new cases of kidney cancer and 13,780 people will die from this disease in the United States during 2021.

Clear cell renal cell carcinoma (ccRCC) is a cancer of the kidney. The name "clear cell" refers to the appearance of the cancer cells when viewed with a microscope. ccRCC occurs when cells in the kidney quickly increase in number, creating a lump (mass). Though the exact cause of ccRCC is unknown, smoking, excessive use of certain medications, and genetic predisposition conditions, e.g., von Hippel Lindau syndrome which involves genetic mutation in VHL, a tumor suppressor gene controlling tumor initiation in ∼90% of ccRCC tumors, may contribute to the development of this type of cancer.

Treatment often begins with surgery to remove as much of the cancer as possible, and may be followed by radiation therapy, chemotherapy, biological therapy, or targeted therapy. Most kidney cancer is chemotherapy and radiation resistant, resulting in a large unmet need for treatment options. As reported in Decision Resources Group, LLC’s December 2019 Report on The Landscape & Forecast of Renal Cell Carcinoma, nivolumab and cabozantinib have experienced strong uptake as second-line therapies since their FDA approvals (in 2015 and 2016, respectively). However, DRG anticipates that nivolumab’s second-line patient shares, across the major markets, will begin to decline from 29-35% in 2018 to 22-27% in 2028, in part owing to its first-line label expansion in combination with ipilimumab and then later as other combination regimens with PD-1/PD-L1 inhibitors enter the first-line setting. In contrast, cabozantinib’s second-line patient share as monotherapy is expected to steadily increase over the forecast period as its use in the first-line setting correspondingly declines, and it solidifies its position as the treatment of choice following a first-line immune checkpoint inhibitor combination. By 2023, it is estimated by DRG that cabozantinib will overtake nivolumab as the second-line sales and patient-share leader in all major markets; in 2028, it is expected to earn patient shares of 31-43% across the major markets. Similarly, DRG expects axitinib’s second-line patient share will decline over the forecast period, corresponding to the uptake of cabozantinib and the notable uptake of pembrolizumab plus axitinib in the first-line setting; its major-market patient shares will then stabilize to 6-16% between 2024 and 2028. These assumptions in renal cell carcinoma suggest the greatest need may be with respect to second line therapies and in combination with cabozantanib.

Planned Phase 1b/ 2 Clinical Trial

In February 2019, we announced our plans to develop AVB-500 in our second oncology indication, ccRCC. On January 13, 2020, we announced that we had received FDA clearance of our IND for investigation of our lead candidate, AVB-500, in the treatment of ccRCC.

The open-label trial has a Phase 1b safety portion and a Phase 2 randomized, controlled portion.  The Phase 1b portion will investigate the safety and tolerability of escalating doses of AVB-500 in combination with cabozantanib (with the ability to increase/ decrease dose based on tolerability) in up to 18 patients with advanced ccRCC that have progressed after front-line treatment.  The primary endpoints for the Phase 1b portion of the clinical trial are safety, pharmacokinetic and pharmacodynamic measurements with secondary endpoints including preliminary activity measures. The Phase 2 portion of the clinical trial will investigate the recommended Phase 2 AVB-500 dose identified during the Phase 1b portion in combination with cabozantinib versus cabozantinib alone in 45 patients with advanced ccRCC that have progressed on or after or were intolerant to front-line treatment. The Phase 2 portion will be open-label, controlled and randomized with a primary endpoint of progression free survival (PFS) and secondary endpoints of overall response rate (ORR), duration of response (DOR), clinical benefit rate (CBR) and overall survival (OS). The clinical trial will also explore AVB-500 effects on biomarkers (sAXL and GAS6) in serum. We intend to initially dose patients at the 15 mg/kg dose and escalate up to potentially 20 and 25mg/kg doses, higher doses than have been investigated in PROC patients as cabozantanib treatment has been reported to increase both sAXL and serum GAS6 (Leibowitz‑Amit et al. J Transl Med (2016) 14:12)

Figure 3: Rationale for Investigating AVB-500 in ccRCC

Non-Oncology Indication-IgA Nephropathy

During the third quarter of 2020, we terminated our IgA nephropathy (“IgAN”) trial, which initiated in December 2019, in order to focus on oncology.

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

Development Strategy- Basket Trial Concept

We expect, subject to sufficient funding, to initiate additional clinical trials. We anticipate that such additional trials may include basket trials which will allow for the expansion of the number of tumor types and combinations in which AVB-500 is evaluated. Such basket trials may include a Phase 1b/2 clinical trial of AVB-500 in combination with a PARP inhibitor in potential multiple indications such as HER negative breast cancer, uterine, and pancreatic cancer, and a Phase 1b/2 clinical trial of AVB-500 in combination with a PD-1 inhibitor in potential multiple indications such as urothelial and non-small-cell lung cancers.

Strategic Collaborations

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth in the clinic in 2023.

On November 6, 2020, we entered into a collaboration and license agreement with 3D Medicines Inc., or 3D Medicines, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

GAS6-AXL Pathway

As illustrated in the following graphic, AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression.

Figure 4: GAS6 and AXL are Overexpressed in Many Cancers and Associated with Tumor Growth,

Metastasis, Drug Resistance, and Poor Survival

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

Figure 5: Approaches to Inhibiting the GAS6/AXL Signaling Pathway

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

Biomarker

GAS6 expression in tumors has been reported to be an adverse prognostic factor in several cancers, including urothelial, ovarian, lung adenocarcinoma, gastric cancer, glioblastoma, oral squamous cell carcinoma, liver carcinoma, and renal cell carcinoma. In studies conducted by us, AVB-S6 proteins bind GAS6 with higher affinity than the endogenous AXL protein and prevent GAS6 signaling at the AXL receptor. Preclinical efficacy data for the AVB-S6 program demonstrated a relationship between reduced serum GAS6 and an anti-metastatic effect. We have developed an assay designed to measure GAS6 levels in the blood before and after dosing of our development candidate. In the presence of a pharmacologically active dose of AVB-S6, serum GAS6 has not been detectable. Thus, GAS6 levels in the blood of patients may be a pharmacodynamic biomarker that can aid AVB-S6 dose selection and potentially serve as a predictive biomarker for response to treatment with AVB-S6. Additionally, our Phase1b clinical trial identified a relationship between sAXL / GAS6 ratios as every patient that responded to treatment, regardless of chemotherapy being administered in combination, had a sAXL / GAS6 of >0.773. We will continue to explore these biomarkers in our other clinical trials.

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

Since September 2017, we have relied on a third-party contract manufacturer to manufacture clinical bulk drug substance and drug product of AVB-500 using a cell line and process developed by our contract manufacturer that has been licensed to us on a non-exclusive basis. We have manufactured enough AVB-500 to dose patients through the planned Phase 3 ovarian cancer trial. The clinical bulk drug substance and drug product is manufactured pursuant to the terms of a five-year Master Manufacturing Services Agreement that we entered into with our contract manufacturer in July 2016, which agreement automatically renews for successive one (1) year periods, unless either party provides written notice to the other party of its desire not to renew at least 90 days prior to the expiration of the then-current term.  The Master Manufacturing Services Agreement is terminable by us upon 45 days prior written notice, by our contract manufacturer Limited upon 180 days prior written notice provided that all statements of work in progress at such time are completed and upon 60 days prior written notice upon a breach of the terms of the agreement if such breach is not cured within such 60-day period.

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

Research and Development

We have made and will continue to make substantial investments in research and development. Our research and development expenses totaled $17.6 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively.

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

Our competition may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting, including ovarian cancer and renal cell carcinoma. Many of our potential competitors, alone or with their strategic partners may have substantially greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personal, establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies complementary to, or necessary for our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before our product is able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

License Agreement

In 2012, Aravive Biologics entered into an exclusive license agreement with Leland Stanford Junior University, or Stanford University, for intellectual and tangible property rights relating to biologic inhibitors for therapeutic targeting the receptor tyrosine kinase AXL. The license agreement was amended in 2012, 2015 and 2017 to modify certain of the stated milestones and expand the patent rights granted to Aravive Biologics. The term of the license is the length of the last to expire patent. The license agreement grants Aravive Biologics exclusive, worldwide rights to make, use or sell licensed materials based upon the following patent-related rights:

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

As consideration for the rights granted in the license agreement, Aravive Biologics is obligated to pay Stanford University yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, Aravive Biologics is obligated to pay Stanford University (i) annual license payments, (ii) milestone payments of up to an aggregate of $1,000,000 upon achievement of clinical and regulatory milestones, and (iii) royalties equal to a percentage (in the low single digits) of net sales of licensed products; provided that the annual license payments made will offset (and be credited against) any royalties due in such license year. In the event of a sublicense to a third party of any rights based on the patents that are solely owned by Stanford University, Aravive Biologics is obligated to pay royalties to Stanford University equal to a percentage of what Aravive Biologics would have been required to pay to Stanford University had it sold the products under sublicense itself. In addition, in such event Aravive Biologics is required to pay to Stanford University a percent of sublicensing income. The license agreement may be terminated by Stanford University upon 30 days written notice if Aravive Biologics breaches its obligations thereunder, including failing to make any milestone or other required payments or to exercise diligence to bring licensed products to market. In the event of a termination, Aravive Biologics will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including the licensee’s agreement to indemnify Stanford University for any liabilities arising out of or related to the licensee’s exercise of its rights under, or breach of, the license agreement, the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties.

Cancer Prevention and Research Institute of Texas (CPRIT) Grant

In 2016, Aravive Biologics was approved for a $20.0 million grant, or the CPRIT Grant, from CPRIT for development of AVB-S6. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement whereby Aravive Biologics was required to match $0.50 for every $1.00 from CPRIT. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds, and it raised $11.4 million since 2016. The grant award, as is customary for all CPRIT awards, contains a requirement that Aravive Biologics pay CPRIT a tiered royalty on sales of commercial products developed using CPRIT funds equal to a low- to mid-single digit percentage of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. After 400% of the grant award proceeds has been paid, Aravive Biologics will be obligated to pay CPRIT a royalty of less than one percent for as long as Aravive Biologics maintains government exclusivity. The CPRIT Grant contract terminated on November 30, 2019. After the termination date, we are not permitted to retain any unused grant award proceeds without CPRIT’s approval, but our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect of our CPRIT project take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three-year period after the date of final payment of grant funds (which final payment was received in March 2020), we are required to repay to CPRIT all grant funds received. We have received all $20 million of the grant award proceeds and have expended all of the grant award proceeds by the agreement termination date.

3D Medicines Inc. Agreement

On November 6, 2020, we entered into a collaboration and license agreement or the 3D Medicines Agreement with 3D Medicines Inc. or 3D Medicines, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau or the Territory.

Under the terms of the 3D Medicines Agreement, we received from 3D Medicines cash payments of $12 million within 15 business days of the effective date of the Agreement, and we are eligible to receive up to an aggregate of $207 million in clinical development, regulatory and commercial milestone payments from 3D Medicines over the term of the 3D Medicines Agreement. There can be no guarantee that any such milestones will in fact be met. We are obligated to make certain payments to Stanford University based on certain amounts received from 3D Medicines under the 3D Medicines Agreement pursuant to the existing license agreement by and between us and Stanford.

We will also be entitled to receive tiered royalties ranging from low double digits to mid-teens on sales in the Territory, if any, of products containing AVB-500. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (iii) ten (10) years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Agreement will be subject to reduction on account of generic competition under certain specified conditions, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

•	Under the terms and conditions of the 3D Medicines Agreement, 3D Medicines will be solely responsible for the development and commercialization of licensed products in the Territory.
•

If either we or 3D Medicines materially breaches the 3D Medicines Agreement and does not cure such breach, the non-breaching party may terminate the 3D Medicines Agreement in its entirety. Either party may also terminate the 3D Medicines Agreement, upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. We may terminate the 3D Medicines Agreement if 3D Medicines, its affiliates or its sublicensees challenges the validity or enforceability of any of our patents covering any of the licensed compounds or products or ceases substantially all development and commercialization of licensed products in the Territory for a specified period, subject to certain exceptions. 3D Medicines may also terminate the 3D Medicines Agreement for convenience provided certain notice is provided to us.

The Agreement contemplates that we will enter in ancillary arrangements with 3D Medicines, including a clinical supply agreement and a manufacturing technology transfer agreement.

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

Our patent position with respect to the GAS6-AXL program is comprised of nine comprehensive patent portfolios containing composition of matter claims relating to novel GAS6-binding fusion proteins, claims to reagents and diagnostic methods for determining susceptibility or likelihood of a tumor to become invasive and/or metastatic, and claims to the use of our novel fusion proteins for the treatment of various oncological conditions, as well as antiviral and antifibrotic disorders. Our license agreement with Stanford University provides us with exclusive rights to intellectual property, or IP, that is either solely owned by Stanford (Portfolio I below) or co-owned by Stanford and us (Portfolios II, III, and V below). We also have rights to IP that we solely own (Portfolio IV and VI-IX below).

As of January 20, 2021, we have exclusive rights to 31 issued patents (including the 18 validated EP countries) and six pending patent applications that are the subject of the license agreement with Stanford University. The expiration date for those patents/patent applications is 2031. We also have exclusive rights to 32 issued patents (including the 18 validated EP countries for Portfolio III and the 7 validated EP countries for Portfolio V), 3 allowed applications, and 5 pending applications that are jointly owned with Stanford University and that are the subject of the license agreement with Stanford. The expiration dates for those patents/patent applications range from 2033-2035. We have 1 issued patent and 15 pending applications that we solely own. The expiration dates for those patents range from 2035-2038. Additional details on our relevant portfolios are provided below:

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

•

Portfolio III— “Modified AXL Peptides and Their Use in Inhibition of AXL Signaling in Anti- Metastatic Therapy” 4 Granted Patents**— 2 Allowed Applications (EP and JP) - 3 Pending Applications US9822347, US15/783,850, AU2013359179, CA2894539, EP2931265 (**Validated in 18 EP countries), EP17196662.5, JP2015-547567, JP2018098435, HK 181151327 (Recorded)

•	Portfolio IV— “Antiviral Activity of GAS6 Inhibitor” 1 Granted US Patent 1 Pending Application US10137173, CA2909609

•

Portfolio V— “Antifibrotic Activity of GAS6 Inhibitor” 2 Granted Patents*** – 1 Allowed Application (AU) – 1 Pending Applications US10,876,176, AU2015364437, CA2971406, EP15871120.0 (*** Validated in 7 EP Countries) HK181041704 (Recorded)

•

Portfolio VI— “Methods of Treating Metastatic Cancers Using Axl Decoy Receptors” 11Pending Applications US20200289613, AU2018359863, CA3080732, CN2018800840462, EP18872866.1, HK 62020020701.2, HK 62020020970.3, JP2020-523776, KR10-2020-7016082, MX/a/2020/007130, RU2020116224

•	Portfolio VII— “Methods of Treating Immunoglobulin A Nephropathy (IgAN) Using Axl Decoy Receptors” 1 Pending Application PCT/US2020/022860

•	Portfolio VIII— “Methods of Treating Clear Cell Renal Cell Carcinoma (ccRCC) Using Axl Decoy Receptors” 1 Pending Application US62/957622

•	Portfolio IX— “Diagnostic Methods For Cancer Using AXL Decoy Receptors” 1 Pending Application US 63/053,679

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application, or NDA, we expect to apply for patent term extensions for patents covering therapeutics candidates and their methods of use.

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

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

•

submission to the FDA of a BLA, for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of nonclinical testing and clinical trials;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical trial and clinical study sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA.

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases; these phases may overlap or be combined:

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business. HIPAA, as amended by the HITECH Act, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include health care providers, health plans, and healthcare clearinghouse, that create, receive, or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in specified circumstances, some of which are more stringent and many of which differ from each other in significant ways, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to that third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost- effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

The marketability of any product candidate for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect the pressure on healthcare pricing will continue to increase. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

European Data Collection

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation 2016/679 (or GDPR), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the EU. The GDPR enhances data protection obligations for data controllers of personal data (including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements) and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. Our management and scientific teams possess considerable experience in drug discovery, research, manufacturing, clinical development and regulatory matters and we believe that we benefit from this experience and industry knowledge. Our research team includes M.D., M.S., and Ph.D.-level scientists with expertise in cancer biology. As of December 31, 2020, we had 17 full-time employees, of which 10 were part of our research team and 7 were part of our general and administrative team. Of the management team, 80% are women and other minorities. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully.

Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

•	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•

We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry.

•	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
•

Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.

•

All employees are eligible for health insurance, paid and unpaid leaves, a 401K retirement plan with employer matching contributions (maximum of 2% match) and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, and paid parental leave.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

•	Adding work from home flexibility;
•	Adjusting attendance policies to encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

Core Values and Culture

Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our customers, partners and shareholders. Our core values include: treating one another with respect, considering the needs of others and providing solutions to meet their needs, being constantly working to improve and willing to try new approaches, making decisions with the long-term view in mind, and acting as a team by listening to one another and working across teams toward a common goal. We collaborate to achieve results and focus on success for our patients and shareholders.

Corporate Information

We were incorporated under the laws of the State of Delaware in December 2008 under the name Versartis, Inc. and completed our initial public offering in March 2014. Aravive Biologics, Inc. or Aravive Biologics was incorporated under the laws of the State of Delaware in April 2007, originally under the name of Hypoximed, Inc, which name was changed to Ruga Corporation in July 2009 and changed to Aravive Biologics, Inc. in October 2016. On October 12, 2018, we, then known as Versartis, Inc. and Aravive Biologics, completed a merger and reorganization, or the Merger, pursuant to which Aravive Biologics survived as our wholly owned subsidiary.  In connection with the completion of the Merger, on October 15, 2018, we changed our name from Versartis, Inc.  to “Aravive, Inc.” and on October 16, 2018, we effected a reverse split of our common stock at a ratio of 1-for-6, or the Reverse Split.

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

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial and increasing losses for the foreseeable future. We have only one product candidate, AVB-500, and no commercial sales, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have never generated any product revenue and do not have any products approved for sale. From our inception (under our former corporate name, Versartis, Inc.) in 2008 through September 2017, we were focused on developing a single product candidate, somavaratan, a long-acting form of recombinant human growth hormone. The Phase 3 clinical trial of somavaratan failed to meet its primary endpoint, and we subsequently discontinued our somavaratan development effort. In October 2018, we acquired Aravive Biologics in the Merger whereby Aravive Biologics became our wholly owned subsidiary. All of our clinical development activities are now carried out through Aravive Biologics.

Aravive Biologics was founded in 2007, and its operations to date have been primarily limited to organizing and staffing its company and developing its only product candidate, AVB-500. Aravive Biologics has not yet successfully obtained marketing approval, manufactured AVB-500 product at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize AVB-500. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of approximately $500.7 million.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT grant proceeds, at-the-market offerings of our common stock, public offerings of our common stock as well as upfront payments received from license agreements. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, AVB-500, and any future product candidates;
•	conduct additional clinical studies of AVB-500 in the future, especially later stage trials that involve a larger number of patients;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for AVB-500 and any future product candidates that successfully complete clinical studies;
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

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if our product candidate, AVB-500, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for AVB-500. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of December 31, 2020, we had approximately $60.5 million in cash and cash equivalents, which does not include additional funds raised subsequent to December 31, 2020. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our future clinical studies;
•	the number of patients in our clinical trials;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture AVB-500 on a larger scale, should we elect to do so;
•	the costs of commercialization activities if AVB-500 or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments; and
•	the costs of attracting, hiring and retaining qualified personnel.

We do not have any material committed external source of funds or other support for our development efforts. Although we have entered into an at-the-market facility with Piper Sandler & Co., and Cantor Fitzgerald & Co., as sales agents, there can be no assurance that we will meet all of the conditions necessary to continue to use such facility or that we can generate sufficient proceeds from the sale of securities pursuant to such facility to support our operations. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. In addition, certain SEC and Nasdaq limitations with respect to fundraising may make it more difficult to raise additional funds. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, our manufacturing and clinical trial expenses, which are anticipated to be significant, may fluctuate significantly quarter to quarter based upon whether or not we are engaged in clinical trials or manufacturing our product candidate, AVB-500, and timing of our process development work.  Furthermore, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Since April 2020, EVA has defaulted on its obligation to pay rent and common area maintenance charges under the sublease for our 1020 Marsh property which has resulted in a decrease in sublease income available to offset our lease payments owed to the landlord. As of December 31, 2020, the aggregate base rent due to us under the sublease is approximately $9.8 million. Upon the execution of the sublease, EVA was obligated to provide to us a cash security deposit of $760,727, which we have fully drawn down on for the missed April, May, June and a portion of July rent payments and therefore future rent payments, including those made by us for a portion in July and the full August and September payment have been paid by us without our receipt of subtenant income or funds derived from the security deposit. EVA has since advised us that they will be unable to continue to make future sublease payments. Although the landlord has agreed to allow us to defer a portion of rent payments owed for six months, we will be obligated to commence making full rent payments again in April 2021. We will not receive sublease income to offset our lease payments to the landlord of the property until such time as we are able to secure a new sub-tenant and enter into a new sublease agreement. There can be no assurance given that we will be able to resublet the space for the same rent as EVA is obligated to pay us or at all. At this time, it is difficult for us to ascertain the impact of this default and the extent to which it could reduce or potentially eliminate our sublease income, which would have a material adverse impact on our cash position.

Risks Related To Our Business

Global health crises may adversely affect our planned operations.

Our business and the business of the supplier of our clinical product candidate, AVB-500 and the suppliers of the standard of care drugs that are administered in combination with AVB-500 could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of AVB-500 or the standard of care drugs that are administered in combination with AVB-500. In addition, an outbreak near where our clinical trial sites are located, has in the past, and may in the future  impact our ability to recruit patients, and would likely delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

Coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we have experienced disruptions that could severely impact our business and clinical trials, including:

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

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•

delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

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

A significant portion of our funding has been through a grant Aravive Biologics received from CPRIT. The CPRIT Grant (as described below) includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. Although our contract with CPRIT terminated November 30, 2019, our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events  and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project  take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three-year period after the date of final payment of grant funds (which final payment occurred in March 2020), we are required to repay to CPRIT all grant funds received. We have received the full $20.0 million of the grant proceeds and have expended all of the grant award proceeds by the agreement termination date.

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

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have a material adverse effect on our business. In some cases, we do not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents. We are responsible for preparing, filing, and prosecuting broad patent claims (including any interference or reexamination actions) for Stanford University’s benefit and for maintaining all licensed patents.

We expect to depend on collaborations with third parties for the development and commercialization of some of our products and product candidates outside of the United States. Our prospects with respect to those products and product candidates will depend in part on the success of those collaborations.

Although we are commercializing AVB-500 ourselves in the United States, we intend to seek to commercialize AVB-500 outside the United States through collaboration arrangements. For instance, we entered into the 3D Medicines Agreement with 3D Medicines under which we granted 3D Medicines an exclusive sublicense to develop and commercialize AVB-500, in the Territory.

We may not be able to derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements, including obtaining regulatory approval in the sublicensed territory, which may not be obtainable even if we obtain regulatory approval to market products in the United States. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product or product candidate that we license to a third party.

Collaborations involving our products and product candidates, such as our license arrangement with 3D Medicines, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected or in compliance with applicable regulatory requirements;
•

collaborators may not pursue development and commercialization of our products and product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, use different doses that us, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products and product candidates, might lead to additional responsibilities for us with respect to products and product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates in the applicable territories.

Collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner or at all.

In addition, any negative results from clinical trials conducted by any third-party collaborator, including 3D Medicines, will negatively impact our commercialization efforts despite the fact that we will not have conducted those trials.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property.  We may be unable to prevent outages or security breaches in our systems. Loss of preclinical or clinical trial data could result in delays in regulatory approval efforts and increase costs to recover or reproduce data. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

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

We currently have only one product candidate, AVB-500, in clinical development and are dependent on the success of AVB-500, which requires significant additional clinical testing before seeking regulatory approval. If AVB-500 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

We are currently developing one clinical product candidate, AVB-500, as a potential treatment for several types of cancer and fibrosis. AVB-500 is currently being tested in clinical trials, and, to date, we have not had any product candidate approved for commercial sale. It is possible that we may never be able to develop a marketable product candidate. Our main focus is the development of AVB-500, for the treatment of platinum-resistant recurrent ovarian cancer.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to AVB-500. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of AVB-500, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval of a BLA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a product for many reasons.

Our success depends largely upon our ability to advance our clinical product candidate, AVB-500, which is in early stages of development, through the various stages of drug development. If we are unable to successfully advance or develop AVB-500, our business will be materially harmed.

Our clinical product candidate, AVB-500, is in early stages of clinical development, and its commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of AVB-500 may have a material adverse effect on our business. The long-term success of our business ultimately depends upon our ability to advance the development of AVB-500 through clinical trials, appropriately formulate and consistently manufacture it in accordance with strict specifications and regulations, obtain approval for sale by the FDA or similar regulatory authorities in other countries, and ultimately successfully commercialize it directly or with a strategic partner or licensee. We cannot assure investors that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of AVB-500 or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of AVB-500.

AVB-500 must satisfy rigorous regulatory standards of safety, efficacy and manufacturing before we can advance or complete its development and before it can be approved for sale by the FDA or similar regulatory authorities in other countries. To satisfy these standards, we must engage in expensive and lengthy studies and clinical trials, develop acceptable and cost-effective manufacturing processes, and obtain regulatory approval of AVB-500. Despite these efforts, AVB-500 may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be sufficient to support the continued development of AVB-500. Many, if not most, companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our AVB-500 may not be predictive of the results we may obtain in future late-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving any of our clinical product candidates demonstrate a satisfactory safety, tolerability and efficacy profile, such results may not be sufficient to obtain regulatory approval from the FDA in the United States, or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Clinical trials are risky, lengthy and expensive. We incur substantial expense for, and devote significant time and resources to, preclinical testing and clinical trials, yet cannot be certain that these tests and trials will demonstrate that a product candidate is effective and well-tolerated, or will ever support its approval and commercial sale. For example, clinical trials require adequate supplies of clinical trial material and sufficient patient enrollment to power the trial. Delays in patient enrollment can result in increased costs and longer development times. Even if we, or a licensee or collaborator, if applicable, successfully complete clinical trials for AVB-500, we or they might not file the required regulatory submissions in a timely manner and may not receive marketing approval for AVB-500. We cannot assure you that AVB-500 will successfully progress further through the drug development process, or ultimately will result in an approved and commercially viable product.

We have limited experience conducting clinical trials.

We are an early-stage clinical stage company, and our success is dependent upon our ability to obtain regulatory approval for and commercialization of AVB-500, and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

•	continuing to undertake preclinical development and successfully enroll subjects in clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

We have limited experience conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have only limited experience conducting clinical trials r. In part because of this lack of experience, we cannot guarantee that planned clinical trials will be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

If the actual or perceived therapeutic benefits, or the safety or tolerability profile of our clinical product candidate, AVB-500, is not equal to or superior to other competing treatments approved for sale or in clinical development, we may terminate the development of AVB-500 at any time, and our business prospects and potential profitability could be harmed.

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

For the Phase 3 clinical trial in patients with platinum-resistant recurrent ovarian cancer and for the Phase 1b clinical trial testing in patients with clear cell renal cell carcinoma, we are administering, or plan to administer, our clinical product candidate, AVB-500, in combination with other approved standard of care drugs. Any problems obtaining the standard of care drugs could result in a delay or interruption in our clinical trials.

For the Phase 3 clinical trial of AVB-500 for the treatment of patients with platinum-resistant recurrent ovarian cancer, we are administering AVB-500in combination with already approved standard of care drugs. For the Phase 1b portion of our Phase 1b/2 clinical trial of AVB-500 for the treatment of patients with clear cell renal carcinoma, we intend to administer AVB-500 in combination with an already approved standard of care drug, cabozantinib. Therefore, our success will be dependent upon the continued use of cabozantinib. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care drugs that are used in our clinical trials are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

If our product candidate, AVB-500, would require or would commercially benefit from a companion diagnostic, and if we are unable to successfully validate, develop and obtain regulatory clearance or approval for such a companion diagnostic test, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

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

Our clinical product candidate, AVB-500, may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products, which may delay or preclude its development or regulatory approval, or limit its use if ever approved.

Throughout the drug development process, we must continually demonstrate the activity, safety and tolerability of AVB-500, in order to obtain regulatory approval to further advance our clinical development, or to eventually market it. Even if our clinical product candidate demonstrates adequate biologic activity and clear clinical benefit, any unacceptable side effects or adverse events, when administered alone or in the presence of other pharmaceutical products, may outweigh these potential benefits. We may observe adverse or serious adverse events or drug-drug interactions in preclinical studies or clinical trials of AVB-500, which could result in the delay or termination of its development, prevent regulatory approval, or limit its market acceptance if it is ultimately approved.

For our clinical product candidate, AVB-500, we rely upon one third party to manufacture its drug substance. Any problems experienced by either our third-party manufacturer or our vendors could result in a delay or interruption in the supply of AVB-500 to us until the third-party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

For our clinical product candidate, ABB-500, we currently rely on one third-party manufacturer located in China to manufacture AVB-500 for our clinical studies and that manufacturer purchases materials from our third-party vendors and transports the materials necessary to produce AVB-500, such as the required reagents and containers. The recent outbreak of the novel strain of coronavirus caused a widespread health crisis in several districts in China which resulted in temporary work stoppages in many affected districts. If the virus or any other virus should spread to the districts in which our manufacturer’s facilities are located, we could experience delays in manufacturing and shipments of our clinical product, which could result in clinical trial delays.  If the third-party manufacturer were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

If our manufacturer is not able to manufacture sufficient quantities of AVB-500, our development activities would be impaired. In addition, the manufacturing facility where our clinical product candidate, AVB-500, is manufactured is subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with current Good Manufacturing Practice, or cGMP. Any failure to follow and document the manufacturer’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished product for clinical trials, which may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for AVB-500. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet FDA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•	Our contract manufacturers failing to develop an acceptable formulation to support late-stage clinical trials for, or the commercialization of, our clinical product candidate, AVB-500;
•

Our contract manufacturer being unable to increase the scale of or the capacity for, or reformulate the form of our clinical product candidate, AVB-500, which may cause us to experience a shortage in supply, or cause the cost to manufacture AVB-500 to increase. We cannot assure you that our contract manufacturers will be able to manufacture AVB-500 at a suitable commercial scale, or that we will be able to find alternative manufacturers acceptable to us that can do so;

•	Our contract manufacturer placing a priority on the manufacture of other customers’ or its own products, rather than our products;
•

Our contract manufacturer or our vendors failing to perform as agreed, including failing to properly package, transport or store AVB-500 or its reagents, or exiting from the contract manufacturing business;

•	Our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster or pandemic;
•	Shortages of qualified personnel, raw materials or key contractors;
•	Our contract manufacturers failing to obtain FDA approval for commercial scale manufacturing; and
•	Ongoing compliance with cGMP regulations and other requirements of the FDA or other comparable regulatory agencies.

If we encounter any of these problems or are otherwise delayed, or if the cost of manufacturing in the China facility is not economically feasible or we cannot find another third-party manufacturer, we may not be able to produce our clinical product candidate, AVB-500, in a sufficient quantity to meet future demand.

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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If demand for our products materializes, we may have to invest additional resources to purchase materials, hire and train employees, and enhance our manufacturing processes. It may not be possible for us to manufacture our clinical product candidate, AVB-500, at a cost or in quantities sufficient to make its clinical product candidate commercially viable. Any of these factors may affect our ability to manufacture our products and could reduce gross margins and profitability.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured AVB-500, itself, including:

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

If our contract manufacturer or its suppliers fail to deliver the required commercial quantities of our clinical product candidate, AVB-500, required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for AVB-500 and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of AVB-500, cause it to incur higher costs and could prevent us from commercializing AVB-500 successfully.

We may not be able to manufacture AVB-500 in sufficient quantities for commercialization.

In order to receive FDA approval of our clinical product candidate, AVB-500, we will need to manufacture such clinical product candidate in larger quantities. Our third-party manufacturer may not be willing or able to increase successfully the manufacturing capacity for AVB-500 in a timely or economic manner, or at all. In the event FDA approval is received, we will need to increase production of AVB-500. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for AVB-500, the clinical trials as well as the regulatory approval or commercial launch of AVB-500 may be delayed or there may be a shortage in supply. AVB-500 requires precise, high quality manufacturing. Failure to achieve and maintain high quality manufacturing, including the incidence of manufacturing errors, could result in patient injury or death, delays or failures in testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

In the event that we need to change our third-party contract manufacturer, our preclinical studies or our clinical trials, the commercialization of our clinical product candidate, AVB-500, could be delayed, adversely affected or terminated, or such a change may result in the need for us to incur significantly higher costs, which could materially harm our business.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various materials in the manufacturing of AVB-500 are solely-sourced from certain contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult, if not impossible for us, and could be extremely costly if we do make such a change, which could result in our inability to manufacture AVB-500 for an extended period of time and a delay in the development of AVB-500. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur significantly higher costs to manufacture AVB-500.

If third-party vendors, upon whom we rely to conduct our preclinical studies or clinical trials, do not perform or fail to comply with strict regulations, these studies or trials may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing our preclinical studies and clinical trials. We have historically relied on, and intend to continue to rely on, third parties, including clinical research organizations, or CROs, consultants and principal investigators, to assist us in designing, managing, conducting, monitoring and analyzing the data from our preclinical studies and clinical trials. In addition, institution sponsored clinical trials, such as the one being conducted by M.D. Anderson Cancer that uses AVB-500 in combination AstraZeneca Pharmaceuticals LP’s medicinal product Durvalumab, will be conducted by the institution. We rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies, the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our clinical product candidate, AVB-500, may be delayed or prove unsuccessful.

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

We and our CROs will be required to comply with the Good Laboratory Practices and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that it develops would be harmed, its costs could increase, and our ability to generate revenues could be delayed.

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

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what it has to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop our clinical product candidate, AVB-500, and our business will be limited.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If the results from preclinical studies or clinical trials of AVB-500 are unfavorable, we could be delayed or precluded from its further development or commercialization, which could materially harm our business.

In order to further advance the development of, and ultimately receive marketing approval to sell AVB-500, we must conduct extensive preclinical studies and clinical trials to demonstrate our safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can and do occur at any time, and in any phase of preclinical or clinical testing, and can result from concerns about safety, tolerability, toxicity, a lack of demonstrated biologic activity or improved efficacy over similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or early-stage clinical trials are not predictive of the results we may observe in late-stage clinical trials, especially since the number of subjects in our completed clinical trials was small.  In many cases, product candidates in clinical development may fail to show the desired tolerability, safety and efficacy characteristics, despite having favorably demonstrated such characteristics in preclinical studies or early-stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive marketing approval for, or commercialize our clinical product candidate, AVB-500, including, but not limited to:

•

communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials, or placing the development of a product candidate on clinical hold or delaying the next phase of development until questions or issues are satisfactorily resolved, including performing additional studies to answer their queries;

•

regulatory authorities or institutional review boards, or IRBs, not authorizing us to commence or conduct a clinical trial at a prospective trial site or delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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

Even if the data collected from preclinical studies or clinical trials involving AVB-500, demonstrate a satisfactory tolerability, safety and efficacy profile, such results may not be sufficient to support the submission of a BLA to obtain regulatory approval from the FDA in the United States, or other similar regulatory authorities in other foreign jurisdictions, which is required for us to market and sell AVB-500.

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our clinical product candidate, AVB-500.

AVB-500 is still in early-stage clinical development and will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for AVB-500, or whether any such future BLA would be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of our Phase 1 clinical trial of the clinical product candidate as well as the pre-clinical results may not be predictive of the results of our Phase 2 or Phase 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles.

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

If we are required to conduct additional clinical trials or other testing of AVB-500 beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of AVB-500 or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for AVB-500 require additional funding not budgeted for;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our clinical product candidate, AVB-500, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize AVB-500, any of which may harm our business and results of operations.

Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials especially in light of the COVID-19 pandemic. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of AVB-500 may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the trial drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the trial.

Furthermore, any negative results we may report in clinical trials of AVB-500, negative results reported from clinical trials conducted by our collaborators or negative results of similar product candidates may make it difficult or impossible to recruit and retain participants in other clinical trials of that same clinical product candidate. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on its ability to develop its clinical product candidate, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing our services, we will be limited in our ability to compel our actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize product candidates that are superior to other products in the market;
•	demonstrate through our clinical trials that our clinical product candidate, AVB-500, is differentiated from existing and future therapies;
•	attract qualified scientific and commercial personnel;
•	obtain patent or other proprietary protection for AVB-500;
•	obtain required regulatory approvals;
•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•	successfully develop and commercialize, independently or with collaborators, new product candidates.

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

Our clinical product candidate, AVB-500, may cause adverse effects or have other properties that could delay or prevent our regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events caused by AVB-500 could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for AVB-500, our ability to obtain regulatory approval for such clinical product candidate may be negatively impacted. In addition, adverse events caused by any clinical product candidate administered in combination with our product candidate could cause similar interruptions and delays, even though not caused by AVB-500.

Furthermore, if any of our products are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product candidate or impose restrictions on its distribution or other risk management measures;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to conduct additional clinical trials;
•	we could be sued and held liable for injuries sustained by patients;
•	we could elect to discontinue the sale of our product candidate; and
•	our reputation may suffer.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our clinical product candidate, AVB-500, and our ability to generate revenue will be impaired.

AVB-500 and the activities associated with our development and commercialization, including our design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a clinical product candidate will prevent us from commercializing the clinical product candidate. We have not received approval to market AVB-500 from regulatory authorities in any jurisdiction. We only have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the clinical product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. AVB-500 may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent it from obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. We cannot assure you that our product candidate will ever obtain any marketing approvals in any jurisdiction. The fact that the FDA has designated the investigation of our lead development candidate for platinum-resistant recurrent ovarian cancer as a Fast Track development program, while potentially favorable, provides no assurance as to the timing or outcome of any FDA regulatory process. Fast Track status may be withdrawn if the conditions for such designation are no longer met. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Even if we obtain FDA approval in the United States, we may never obtain approval for or commercialize our clinical product candidate, AVB-500, in any other jurisdiction, which would limit our ability to realize each product’s full market potential.

In order to market AVB-500 in a particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions and approval by regulatory authorities in other countries or jurisdictions does not ensure approval by the FDA. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of AVB-500 in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product candidate we develop will be unrealized.

Even if we obtain regulatory approval, we will still face extensive ongoing regulatory requirements and our clinical product candidate, AVB-500, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product candidate, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval. If AVB-500 receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety and/or efficacy of AVB-500. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market AVB-500 for its approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with AVB-500, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of AVB-500. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Even if our clinical product candidate, AVB-500, receives marketing approval, we may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If AVB-500 receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If we do not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;
•	effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments;
•	our ability to offer AVB-500for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the medical community to offer customers our product candidate option in addition to or in the place of AVB-500;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our product together with other medications.

Because we expect sales of all of AVB-500 to be based on the same mechanism of action, the failure of our first product candidate to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we otherwise planned.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of AVB-500 that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of AVB-500will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only on a limited basis, we may not be able to successfully commercialize AVB-500. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow it to realize a sufficient return on our investment.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, China and other countries may cause us to price AVB-500 on less favorable terms that we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of AVB-500 to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that is able to be charged for clinical product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for clinical product candidates. We expect to experience pricing pressures in connection with the sale of AVB-500 due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected for new products entering the marketplace.

If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of operations, any of which could harm our business.

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

Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of any product candidates we may develop.

We face an inherent risk of product liability exposure related to the testing of AVB-500in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop after approval. Any adverse reactions in our clinical trials could be deemed to be related to AVB-500 and could result in claims from these injuries and we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our clinical product candidate, AVB-500, if approved.

We do not have any infrastructure for the sales, marketing or distribution of AVB-500, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product candidate that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product candidate for which we have obtained marketing approval, we will need a sales and marketing organization. We expect to build a focused sales, distribution and marketing infrastructure to market any other product candidates in the United States, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product candidate launch, which would adversely impact commercialization.

Factors that may inhibit our efforts to commercialize AVB-500 on our own include:

•	Our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to administer our products; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We intend to pursue collaborative arrangements regarding the sale and marketing of AVB-500, if approved, for certain international markets; however, we may not be able to establish or maintain such collaborative arrangements, if able to do so, that our collaborators may not have effective sales. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force in the United States or negotiate a collaborative relationship for the commercialization of AVB-500outside the United States we may be forced to delay the potential commercialization or reduce the scope of our sales or marketing activities. We may have to enter into arrangements with third parties or otherwise at an earlier stage than we would otherwise choose and we may be required to relinquish rights to our intellectual property or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize our clinical product candidate, AVB-500 outside of the United States, a variety of risks associated with international operations could harm our business.

If our clinical product candidate is approved for commercialization, we intend to enter into agreements with third parties to market them in certain jurisdictions outside the United States such as we have with 3D Medicine. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union and many of the individual countries in Europe as well as China with which we will need to comply.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our clinical product candidate, AVB-500, and affect the prices we may obtain.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products, which could result in reduced demand for AVB-500 or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our clinical product candidate, AVB-500, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

If the patent applications we hold with respect to our platform technology and clinical product candidate fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for AVB-500, it could dissuade companies from collaborating with us to develop future product candidates and threaten our ability to commercialize future drugs. Any such outcome could harm our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and its owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, we owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our clinical product candidate, AVB-500.

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

If a third party claims we are infringing on their intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our clinical product candidate, AVB-500, which could materially harm our business.

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

Patent applications in the United States are, in most cases, maintained in secrecy until approximately 18 months after the patent application is filed. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to product candidates similar to ours may have already been filed by others without our knowledge. In the event that a third party has also filed a patent application covering AVB-500, we may have to participate in an adversarial proceeding, such as an interference proceeding, in the U.S. Patent and Trademark Office, or USPTO, or similar proceedings in other countries, to determine the priority of invention. In the event an infringement claim is brought against us, we may be required to pay substantial legal fees and other expenses to defend such a claim and, if we are unsuccessful in defending the claim, we may be prevented from pursuing the development and commercialization of a product candidate and may be subject to injunctions and/or damage awards.

In the future, the USPTO or a foreign patent office may grant patent rights covering AVB-500 to third parties. Subject to the issuance of these future patents, the claims of which will be unknown until issued, we may need to obtain a license or sublicense to these rights in order to have the appropriate freedom to further develop or commercialize them. Any required licenses may not be available to us on acceptable terms, if at all. If we need to obtain such licenses or sublicenses, but is unable to do so, we could encounter delays in the development of AVB-500, or be prevented from developing, manufacturing and commercializing AVB-500at all. If it is determined that we have infringed an issued patent and do not have freedom to operate, we could be subject to injunctions, and/or compelled to pay significant damages, including punitive damages. In cases where we have in-licensed intellectual property, our failure to comply with the terms and conditions of such agreements could harm our business.

It is becoming common for third parties to challenge patent claims on any successfully developed product candidate or approved drug. If we or our licensees or collaborators become involved in any patent litigation, interference or other legal proceedings, we could incur substantial expense, and the efforts and attention of our technical and management personnel could be significantly diverted. A negative outcome of such litigation or proceedings may expose us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. We may be restricted or prevented from developing, manufacturing and selling AVB-500 in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting and defending patents covering AVB-500 throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These other products may compete with AVB-500 in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary fee payments and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If us and our licensors fail to maintain the patents and patent applications covering AVB-500, our competitive position would be adversely affected.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2020 through December 31, 2020 the reported sale price of our common stock has fluctuated between $3.50 and $14.81 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. In addition, the ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of March 10, 2021, our executive officers, directors and entities under their control, and principal stockholders, in the aggregate, owned shares representing approximately 34.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

For the year ended December 31, 2019, we were an “emerging growth company,” and availed ourselves of certain the reduced disclosure requirements applicable to emerging growth companies. In addition, we are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

As of December 31, 2019, we are no longer an emerging growth company under the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS ACT”). However, for the years ended December 31, 2019 and prior thereto we were an emerging growth company. As an emerging growth company and for so long as we continued to be an emerging growth company, we were permitted to and did rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

While we were an emerging growth company we chose to take advantage of some, but not all, of the available exemptions. As a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and investors may not have the same protections afforded to shareholders of such companies. In addition, investors may find our common stock less attractive since we relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock price may be more volatile.

In addition, we are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, even after we ceased to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements.

As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this prospectus, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company, nor have we included all of the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or any action asserting a claim governed by the internal affairs doctrine. This forum selection provision does not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the federal courts have exclusive jurisdiction.

This forum selection provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this forum selection provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real property and lease facilities in Morrisville, North Carolina, Menlo Park, California and Houston, Texas.  Our principal executive offices are located in Houston, Texas where we occupy office space pursuant to the terms of a lease agreement that expires on July 31, 2021, which will automatically renew each year for a one-year term, unless a three-month notice is given to cancel. Our rent under the lease is approximately $3,000 per month.

In March 2017, we entered into an operating facility lease agreement with Bohannon Associates, a California partnership, dated March 17, 2017 (the “Master Lease”) for approximately 34,500 rentable square feet of office space located at 1020 Marsh Road, Menlo Park, California and for approximately 17,400 rentable square feet located at 1060 Marsh Road. In September 2017, we opted out of our intent to occupy 1060 Marsh Road. The lease for 1020 Marsh Road commenced in August 2017 for a period of 86 months with one renewal option for a five-year term. Future base rent we owe over the lease term as of December 31, 2020 is $10.8 million.

On September 14, 2018, the Sublease dated August 21, 2018 (the “Sublease Agreement”) by and between us and EVA Automation, Inc. (“Subtenant”) became effective, whereby we agreed to sublease to Subtenant all of the approximately 34,500 rentable square feet of office space at 1020 Marsh Road, Menlo Park, California currently leased pursuant to the Master Lease. The sublease commenced on October 1, 2018 and the term of the sublease is through October 31, 2024, unless the Master Lease is terminated earlier due to a breach by Subtenant. Base rent Subtenant is obligated to pay us as of December 31, 2020 is $9.8 million. Since April 2020, Subtenant has defaulted on its obligation to pay rent and common area maintenance charges under the Sublease Agreement which has resulted in a decrease in sublease income available to offset our lease payments owed to the landlord. See Item 1A. Risk Factors “The failure of EVA to fulfill its payment obligations with respect to the office space that we subleased to it in Menlo Park, California or our inability to find a new subtenant for the space in a timely manner will reduce or potentially eliminate our sublease income which would adversely affect our cash position.” As of December 31, 2020, the Subtenant has vacated the property.

In October 2018, we executed a lease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the lease commenced on October 30, 2018 and expired August 31, 2020.

In August 2020, we entered into an operating facility lease agreement with Perimeter Center 7 Pack, LLC dated August 14, 2020 for approximately 4,128 square feet of office space at 1800 Perimeter Park Suite 130, Morrisville, North Carolina. Future base rent we owe over the lease term as of December 31, 2020 is $0.6 million.

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

Holders

On March 10, 2021, there were 29 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2020 that were not previously disclosed in our filings with the Securities and Exchange Commission.

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

Our current development program benefits from the availability of a proprietary serum-based biomarker that has accelerated AVB-500 drug development by allowing us to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to AVB-500.

In our completed Phase 1 clinical trial in healthy volunteers with our clinical lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In December 2018, we initiated our Phase 1b clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer or PROC, for which we reported results in July 2020. In August 2018, the U.S. Food and Drug Administration or FDA designated as a Fast Track development program the investigation of our lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. We initiated a pivotal Phase 3 trial of AVB-500 in PROC during the first quarter 2021.

In January 2020, we announced that the FDA has cleared our Investigational New Drug or IND application for investigation of AVB-500, in the treatment of our second oncology indication, Clear Cell Renal Cell Carcinoma or ccRCC. During the fourth quarter of 2020, we initiated our Phase 1b/2 trial of AVB-500 in ccRCC and we dosed our first patient in the trial during the first quarter of 2021.

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth in the clinic in 2023.

On November 6, 2020, we entered into a collaboration and license agreement with 3D Medicines Inc. or 3D Medicines, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

With the global spread of the ongoing novel coronavirus or COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our planned studies and current timelines and costs. While we currently do not anticipate any interruptions in our operations due to COVID-19 if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the years ended December 31, 2020 and December 31, 2019.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiaries, including Private Aravive. References to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of their merger in October 2018.

Recent Developments

In November 2020, we entered into a collaboration and license agreement with 3D Medicines, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

On February 12, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Eshelman Ventures relating to the issuance and sale (the “Offering”) of 2,875,000 shares of our common stock at a price per share of $7.29. The Offering closed on February 18, 2021 and we received aggregate gross proceeds from the Offering of approximately $21.0 million.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the year ended December 31, 2020, we generated $5.7 million from our collaboration agreement with 3D Medicines collaboration agreement and we generated grant revenue of $4.8 million for the year ended December 31, 2019 from our CPRIT Grant.

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

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

			Increase/
	Year Ended December 31,		(Decrease)
	2020	2019
Revenue:
Grant revenue	$—	$4,753	$(4,753)	NM	(1)
Collaboration revenue	5,685	—	5,685	NM	(1)
Total revenue	5,685	4,753	932	20%
Operating expenses:
Research and development	17,620	12,836	4,785	37%
General and administrative	13,065	13,691	(626)	-5%
Loss on impairment of long-lived assets	5,784	—	5,784	NM	(1)
Total operating expenses	36,469	26,527	9,942	37%
Loss from operations	(30,784)	(21,774)	9,010	41%
Interest income	255	1,022	(767)	-75%
Other income (expense), net	(14)	2,534	(2,548)	-101%
Net loss	$(30,543)	$(18,218)	$12,325	68%

(1)	Not meaningful.

Grant revenue

Aravive Biologics had a grant with CPRIT. Grant revenue was $4.8 million in 2019 and was derived solely from the CPRIT Grant for the research and development of AVB-500. Recognition of Grant revenue was completed as of the end of the second quarter of 2019 as we have recognized the full amount related to the contract.

In November 2020, we entered into a collaboration and license agreement with 3D Medicines. Collaboration revenue was $5.7 million in 2020 and $6.3 million of deferred revenue as of December 31, 2020, to be recognized in a future period.

Research and development expense

Research and development expense increased by $4.8 million, or 37%, to $17.6 million in 2020 from $12.8 million for the same period in 2019. The increase was primarily due to the timing of our clinical trial expenses and an increase in our compensation expense as we further built out research and development team for our upcoming clinical trials. The initiation of our Phase 3 trial of AVB-500 in PROC is a significant driver to the increase in expense in 2020 when compared to the same period in 2019. There were also increased manufacturing activities during 2020 due to the initiation of the Phase 3 PROC trial.

General and administrative expense

General and administrative expense decreased by $0.6 million, or 5%, to $13.1 million in 2020 from $13.7 million for the same period in 2019. The decrease was primarily driven by a lower stock-based compensation expense along with reduced accounting and consulting fees.

Loss on impairment of long-lived assets

We incurred non-cash charges for impairment of our long-lived assets of $5.8 million for 2020. We measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting.

Other income (expense), net

Other income, decreased by $2.5 million, or 101%, to $14 thousand other expense net in 2020 from $2.5 million of other income for the same period in 2019. The decrease relates to full calendar year of sublease income recorded in 2019 as compared to seven months of sublease income recorded in 2020.

Liquidity and Capital Resources

Since our inception and through December 31, 2020, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as upfront payments received from license agreements. At December 31, 2020, we had an accumulated deficit of approximately $500.7 million and working capital of $52.2 million, primarily as a result of research and development and general and administrative expenses. At December 31, 2020, we had cash and cash equivalents of approximately $60.5 million, a majority of which is invested in money market funds at several highly rated financial institutions. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant. In November 2020, we received $12 million in upfront payments from 3D Medicines pursuant to our collaboration and license agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock.

In September 2020, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020, or the Form S-3. On  September 4, 2020, and pursuant to the Form S-3, we entered into an equity distribution agreement or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents, or the Sales Agents.  During the three-month period ended December 31, 2020, we sold 377,400 shares for proceeds net of discounts and offering costs of $2.4 million under the Equity Distribution Agreement. In January and February 2021, we sold 197,949 shares for proceeds net of discounts and offering costs of $1.6 million under the Equity Distribution Agreement.

As of December 31, 2020, we had cash and cash equivalents of approximately $60.5 million, which does not include approximately $21 million received subsequent to year end from the investment made by Eshelman Ventures. We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements as we continue the development of AVB-500. We will need to obtain additional financing to advance our clinical development program to later stages of development and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(12,169)	$(17,081)
Investing activities	—	—
Financing activities	7,583	25,250
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,586)	$8,169

Cash used in operating activities

Net cash used in operating activities was $12.2 million and $17.1 million during the years ended December 31, 2020 and 2019, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities in 2020 decreased compared to the year ended December 31, 2019 due to primarily the receipt of $12 million from 3D Medicines in November 2020. Cash used in operating activities during the year ended December 31, 2019 was mostly related to operational expenses slightly offset by receipt of $1.6 million from the CPRIT Grant.

Cash provided by investing activities

Net cash from investing activities during the years ended December 31, 2020 and 2019 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $7.6 million and $25.3 million during the years ended December 31, 2020 and 2019, respectively. Financing activities related to the year ended December 31, 2020 includes a private placement offering with proceeds of $5.0 million in April 2020 along with at the market offering proceeds of $2.3 million. Financing activities during the year ended December 31, 2019 related to proceeds received from issuance of our common stock in a public offering which was completed in December of 2019.

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

Grant Revenue

Revenues from the CPRIT Grant are recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met. As of December 31, 2019, we had an unbilled receivable from CPRIT of $1.6 million, which is reflected in prepaid expenses and other current assets on the accompanying consolidated balance sheet. This receivable was collected in March 2020.

Collaboration Revenue

Collaboration revenue for 2020 has been generated through our collaboration and license agreement which is within the scope of ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

(i) identify the contract(s) with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that the entity will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Our collaboration and license agreement contain multiple elements including (i) intellectual property licenses and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, we implement the five-step model noted above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, estimated costs to be incurred, discount rates, and probabilities of technical and regulatory success.

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

Right-of-Use Lease Accounting

The most significant estimates used by management in accounting for right-of-use leases and the impact of these estimates are as follows:

•

Lease term - We estimate our lease term and lease obligation based upon our signed commitment to make the lease payments arising from our leases. We consider any lease extensions and if we determine those extensions are reasonably certain that we will exercise that option those extensions, if any, are included in the lease term.

•

Incremental borrowing rate - Our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on the information available at the lease inception in determining the present value of lease payments.

Stock-based Compensation Expense

For the years ended December 31, 2020 and 2019, stock-based compensation expense was $2.0 million and $3.4 million, respectively. As of December 31, 2020, we had approximately $2.9 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.7 years. The intrinsic value of all outstanding stock options as of December 31, 2020 was approximately $5.9 million, of which all related to vested options. We expect to continue to grant equity incentive awards in the future as we seek to retain our existing employees.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•	Expected volatility: The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options.
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

See Note 9 to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of employee stock options. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

Income Taxes

We file U.S. federal income tax returns, Texas, California and other various state tax returns. To date, we have not been audited by the Internal Revenue Service or any state income tax authority; however, all tax years remain open for examination by federal and state tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized.

As of December 31, 2020, our total gross deferred tax assets were $15.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” occurred from inception up to the Aravive Biologics acquisition date. Based on this analysis during 2018, management determined that both Versartis, Inc. and Aravive Biologics did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. During the years ended December 31, 2020 and 2019, no additional ownership changes were noted.

Recent Accounting Pronouncements

Recently issued accounting pronouncements that we have adopted or are currently evaluating are described in detail within “Note 2—Summary of Significant Accounting Policies” and “Note 6-Leases” to the accompanying consolidated financial statements included elsewhere in the Annual Report on Form 10K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2020.

As of December 31, 2020, we are a non-accelerated filer, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our directors and executive officers, including their ages as of March 10, 2021. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Gail McIntyre, Ph.D.(1)	58	President, Chief Executive Officer and Director
Vinay Shah (2)	58	Chief Financial Officer
Reshma Rangwala, M.D. (3)	43	Chief Medical Officer
Fredric N. Eshelman, Pharm. D.	72	Chairman of the Board of Directors
Amato Giaccia, Ph.D.	62	Director
Michael W. Rogers	61	Director
Eric Zhang	39	Director

(1)

Dr. McIntyre was appointed President and Chief Executive Officer and director effective April 8, 2020. Dr. McIntyre served as our Chief Scientific Officer from February 12, 2019 until her appointment as Chief Executive Officer.

(2)	Mr. Shah has served as our Chief Financial Officer since October 12, 2018.
(3)	Dr. Rangwala has served as our Chief Medical Officer since September 28, 2020.

Gail Mclntyre, Ph.D., Chief Executive Officer and Director

Dr. McIntyre has served as a member of the Board of Directors and as our President and Chief Executive Officer since April 8, 2020 and from February 2019 until her appointment as our Chief Executive Officer, as our Chief Scientific Officer. Dr. McIntyre also served as our Senior Vice President of Research and Development from the Merger until February 2019 and served as Aravive Biologics’ Senior Vice President of Research and Development from January 2017 to October 2018 and a consultant to Aravive Biologics from August 2016 until January 2017. Having brought multiple drugs to market, Dr. McIntyre has more than 20 years of experience in drug development, strategic business development, licensing and M&A activities. Dr. McIntyre has served as a principal at IntelliDev Consulting, LLC providing consulting services to several biotechnology companies for three years, while also serving as VP of Development for Meryx, Inc. from January 2014 until January 2016. Prior to that, Dr. McIntyre held the position of senior vice president of research at Furiex Pharmaceuticals, Inc. and previously served as head of Pharmaceutical Product Development LLC’s (PPD) compound partnering business. At both Furiex and PPD, she strategized and managed all preclinical and clinical activities for drug development programs and was responsible for identification of new partnering opportunities and technical due diligence for both in-licensing opportunities and new business acquisitions. At PPD, she led the partnering and the in-licensing of Alogliptin from Syrrx, Inc. at preIND stage and the licensing to Takeda at Phase 2. She was instrumental to the licensing of Dapoxetine to what is currently Johnson & Johnson and then The Menarini Group. She played a pivotal role in the $1.1 billion acquisition of Allergan in 2014 and successfully negotiated with CSS on scheduling for Viberzi, in addition to driving all aspects of development. Dr. McIntyre has authored more than 30 regulatory submissions and is a board-certified toxicologist. Her experience covers multiple therapeutic areas including oncology (including immune-oncology), infectious diseases, central nervous system, gastrointestinal, and metabolic/endocrine as well as various therapies including small drugs, treatment vaccines, antibodies, immunoconjugates and peptide mimetics. Dr. McIntyre is also board certified in Clinical Pathology (hematology and clinical chemistry) by the American Society of Clinical Pathology. Dr. McIntyre received her B.A. in Biology from Merrimack College. She earned M.S. and Ph.D. degrees in Biochemistry and Biophysics from the University of North Carolina at Chapel Hill.

We believe that Dr. McIntyre is able to make valuable contributions to the Board of Directors due to her clinical and leadership experience in the healthcare and pharmaceutical industries.

Vinay Shah, Chief Financial Officer

Mr. Shah has served as our Chief Financial Officer since the Merger was completed on October 12, 2018.  Mr. Shah also served as the Chief Financial Officer of Aravive Biologics since 2010, initially as a consultant and from 2017 as an employee. Mr. Shah brings more than 18 years of financial management experience in the medical device and biopharmaceutical industries to our company. From 2008 until 2016, he served in various positions at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, including Executive Director of Finance and Executive Director of Strategy Analytics, initially as a consultant and since 2010 as an employee.

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

Reshma Rangwala, M.D., Ph.D., Chief Medical Officer

Dr. Rangwala has served as our Chief Medical Officer since September 28, 2020. Previously, from May 2017 until July 2020, she served as Vice President, Medical, at Genmab Inc. where she led the clinical development program for a first-in-class antibody drug conjugate and managed clinical strategy, protocol development, data monitoring, data analysis, study report authoring, and biologic licensing application preparations. From June 2012 until May 2017, Dr. Rangwala served as Executive Clinical Director at Merck & Co, where she was involved in the clinical development of KEYTRUDA in non-small cell lung cancer and gynecologic malignancies. She received her B.S. in Biology from Duke University and her M.D./Ph.D. from the University of Cincinnati College of Medicine. She completed her internal medicine residency at Barnes Jewish Hospital in St. Louis, MO and her medical oncology fellowship at the Hospital of the University of Pennsylvania.

Fredric N. Eshelman, Pharm. D, Chairman of the Board of Directors

Dr. Eshelman has served as the Chairman of the Board of Directors since April 8, 2020.  Dr. Eshelman is the Founder of Eshelman Ventures, LLC, an investment company primarily interested in healthcare companies. Previously, he founded and served as Chairman and Chief Executive Officer of Pharmaceutical Product Development, Inc. (PPDI) prior to the sale of the company to private equity interests. After PPD, he served as founding chairman and was the largest shareholder of Furiex Pharmaceuticals, Inc. (FURX), a company which in-licensed and rapidly developed new medicines. Furiex was sold to Forest Laboratories Inc. (which was later acquired by Actavis) in 2014. His career has also included positions as SVP development and board member of the former Glaxo, Inc., as well as management positions with Beecham Laboratories and Boehringer Mannheim Pharmaceuticals. He is currently chairman of several biotech companies and previously was chairman of The Medicines Company (MDCO) and was on the board of Bausch Health (BHC). Dr. Eshelman is also a member of the Board of Directors of G1 Therapeutics, Inc. (Nasdaq: GTHX), Amplitude Healthcare Acquisition Corp. (Nasdaq: AMHC) and Eyenovia Inc. (Nasdaq:EYEN). Dr. Eshelman has served on the executive committee of the Medical Foundation of North Carolina and was appointed by the North Carolina General Assembly to serve on the Board of Governors for the state's multi-campus university system (chair of audit committee), as well as the North Carolina Biotechnology Center. In addition, he chairs the board of visitors for the School of Pharmacy at University of North Carolina at Charlotte (UNC-CH). The school was named the UNC Eshelman School of Pharmacy in recognition of his many contributions to the school and the profession.

He has received many awards including the Davie and Distinguished Service Awards from UNC, outstanding alumnus from both the UNC and University of Cincinnati schools of pharmacy, Life Science Leadership Award (CED) and the North Carolina Biotech Hall of Fame. Dr. Eshelman received the doctor of pharmacy from the University of Cincinnati, completed a residency at Cincinnati General Hospital, and received a BS Pharm from UNC-CH. He completed the OPM program at Harvard Business School. Dr. Eshelman also received an honorary doctor of science from UNC-CH.

We believe Dr. Eshelman is qualified to serve as a member of our Board of Directors based on his experience in the life sciences, biotechnology and pharmaceutical industries and for his knowledge of corporate development matters.

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

Michael Rogers, Director

Mr. Rogers has served as a member of the board of directors since September 15, 2020. Mr. Rogers most recently served as Chief Financial Officer at Aerpio Pharmaceuticals, Inc. (Nasdaq: ARPO) from November 2017 to October 15, 2019. Prior to Aerpio Pharmaceuticals, Inc., he served as Chief Financial Officer at Acorda Therapeutics, Inc. (Nasdaq: ACOR) from 2013 to 2016 and held executive and leadership positions at BG Medicine, Indevus Pharmaceuticals (acquired by Endo Pharmaceuticals), Advanced Health Corporation and Autoimmune. Mr. Rogers currently serves as a member of the Board of Directors for Akebia Therapeutics (Nasdaq Global Market: AKBA), with previous advisory experience at Keryx Biopharmaceuticals, Eyepoint Pharmaceuticals and Coronado Biosciences. Earlier in his career, Mr. Rogers was an investment banker at Lehman Brothers and PaineWebber, where he focused on life sciences companies. He earned his M.B.A. from the Darden School of Business at the University of Virginia and received his bachelor’s degree from Union College.

We believe that Mr. Rogers is able to make valuable contributions to the board of directors due to his extensive public company experience as an officer and director of biotechnology companies.

Eric Zhang, Director

Mr. Zhang has served as a member of the board of directors since the Merger was completed on October 12, 2018. Prior to the closing date of the Merger, he also served as a member of the board of directors of Aravive Biologics from June 2016 to October 2018. Mr. Zhang is the Managing Partner of New Era Technologies Management Ltd., a company he founded in 2016, which is a multi-strategy investor in biotechnology and applied physical sciences companies. From 2013 until 2016, when he founded New Era Technologies Management Ltd, Mr. Zhang was the manager of his family office investments. Mr. Zhang joined J.P. Morgan’s China Investment Banking team in Hong Kong in 2006. In the subsequent seven years, Mr. Zhang worked for Macquarie Capital and Barclays Capital in Hong Kong, responsible for covering clients in the healthcare and technology sectors in the Greater China region. Mr. Zhang received a Bachelor of Commerce and BA in Economics from Queen’s University in Kingston, Canada.

We believe that Mr. Zhang is able to make valuable contributions to the board of directors due to his extensive experience as an investor in and director of our company and other biotechnology companies.

TERM AND NUMBER OF DIRECTORS

The board of directors currently consists of five (5) directors and is divided into three classes. Each class serves for a term of three years, with the terms of office of the respective classes expiring in successive years. Directors in Class I (Dr. Eshelman) will stand for election at the 2021 meeting of stockholders, directors in Class II (Dr. Giaccia and Mr. Rogers) will stand for election at the 2022 Annual Meeting and directors in Class III (Dr. McIntyre and Mr. Zhang) will stand for election at the 2023 annual meeting of stockholders.

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

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Dr. McIntyre, due to her current position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Mr. Eshelman, Dr. Giaccia, Mr. Rogers, and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq.

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

Name	Audit	Compensation	Nominating and Corporate Governance
Gail McIntyre*
Fredric N. Eshelman, Pharm. D.***			X
Amato Giaccia, Ph.D.	X	X	X**
Michael W. Rogers	X**	X**
Eric Zhang	X

*	Dr. McIntyre joined the board of directors effective April 8, 2020 as a Class III member. She is not a member of any of the committees of the board of directors.
**	Committee Chairman
***	Dr. Eshelman serves as the Chairman of the board of directors.

Below is a description of each committee of the board of directors.

Audit Committee

Messrs. Rogers and Zhang and Dr. Giaccia currently serve as members of the Audit Committee. The board of directors has determined that Messrs. Rogers and Zhang and Dr. Giaccia are each “independent” in accordance with the Nasdaq definition of independence. The board of directors has determined that each of Messrs. Rogers and Zhang and Dr. Giaccia has the related financial management expertise within the meaning of the Nasdaq rules, and that each of Messrs. Rogers and Zhang are “financially literate” under the applicable rules and regulations of the SEC and Nasdaq.

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

Compensation Committee

Dr. Giaccia and Mr. Rogers currently serve as members of the Compensation Committee, each of whom the board of directors has determined is independent in accordance Rule 10C-1 under the Exchange Act and the Nasdaq definition of independence and that each is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

Dr. Giaccia and Dr. Eshelman currently serve as members of the Nominating and Corporate Governance Committee, each of whom, the board of directors has determined is independent in accordance with the Nasdaq definition of independence. Specific responsibilities of the Nominating and Corporate Governance Committee include:

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

Ad Hoc Committees

During the year ended December 31, 2020, we also had a Research & Development Committee which was terminated in January 2021 and a Business Strategy Committee which was terminated in November 2020.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2020 executive compensation program for our named executive officers.

Named Executive Officers. The following individuals are our “named executive officers” for the year ended December 31, 2020:

•	Gail McIntyre, our Chief Executive Officer and former Chief Scientific Officer
•	Vinay Shah, our Chief Financial Officer
•	Reshma Rangwala, our Chief Medical Officer
•	Rekha Hemrajani, our former President and Chief Executive Officer
•	Jay Shepard, our former President and Chief Executive Officer

Oversight of Executive Compensation

The compensation of our named executive officers is determined and approved by our Compensation Committee, in discussion with the Chief Executive Officer with respect to the other named executive officers.  The Chief Executive Officer does not participate in discussions or decisions regarding her own compensation.

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

The Compensation Committee uses the services of an independent compensation consultant who is retained by, and reports directly to, the Compensation Committee to provide the Compensation Committee with an additional external perspective with respect to its evaluation of relevant market and industry practices. At the end of 2019, the Compensation Committee retained Korn Ferry, as a third-party compensation consultant to assist the Compensation Committee in establishing overall compensation levels for 2020. Korn Ferry conducted analyses and provided advice on, among other things, the appropriate peer group, executive compensation for our executive officers and compensation trends in the life sciences industry. The peer group was recommended by Korn Ferry and chosen by the Compensation Committee in late 2019 based on the following parameters: biopharmaceutical companies that were developing oncology products, with a lead product in a similar phase of development (Phase 1 or 2 clinical trials) as well as other appropriate financial and organizational metrics.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by our named executive officers, for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Gail McIntyre(5)
Chief Executive Officer	2020	$404,188	—	—	$848,641	$149,400	$8,882	$1,411,111
	2019	$325,000	—	—	$260,156	$120,250	$8,089	$713,495
Vinay Shah(6)
Chief Financial Officer	2020	$360,064	—	—	$314,691	$115,200	$6,726	$796,681
	2019	$335,000	—	—	$186,527	$123,950	$4,561	$650,038
Reshma Rangwala(7)
Chief Medical Officer	2020	$108,582	—	—	$311,678	$33,200	$2,286	$455,745
	2019	—	—	—	—	—	—	—
Jay P. Shepard(8)
Former President and Chief Executive Officer	2020	$67,770		$73,840	$151,688	—	$29,996	$323,294
	2019	$506,763	—	—	$569,398	$231,250	$7,824	$1,315,235
Rekha Hemrajani(9)
Former President and Chief Executive Officer	2020	$131,538	—	$872,670	$1,690,637	—	$263,338	$2,958,183
	2019	—	—	—	—	—	—	—

(1)	There were no bonuses granted or paid in 2019 and 2020.

(2)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 2 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

Amounts reported in the non-equity incentive compensation plan column represent awards earned based on the achievement of company goals for the fiscal year presented as determined by the Compensation Committee of the board of directors and was paid in the first quarter of 2020 and 2019.

(4)

All other compensation is primarily comprised of life insurance payments made by us and severance benefits provided to Mrs. Hemrajani and Mr. Shepard. In the case of Mrs. Hemrajani, this includes severance payments that totaled $237,500 and the cost of her monthly insurance premiums for group health insurance.  In the case of Mr. Shepard, this includes his monthly insurance premiums for group health insurance.

(5)	Dr. McIntyre became our Chief Scientific Officer on February 12, 2019 and served in such role until she became our Chief Executive Officer on April 8, 2020.

(6)	Mr. Shah became our Chief Financial Officer on October 12, 2018, when the Merger was completed.

(7)	Dr. Rangwala became our Chief Medical Officer on September 28, 2020.

(8)

Mr. Shepard stepped down as our President and Chief Executive Officer effective January 9, 2020 and became our chairman of the board until April 8, 2020 when he resigned. In connection with Mr. Shepard’s resignation, 208,705 unvested and outstanding equity awards were accelerated and the value realized for said shares equals $168,185.

(9)

Mrs. Hemrajani stepped down as our President and Chief Executive Officer effective April 8, 2020. In connection with Mrs. Hemrajani’s resignation, 50,000 unvested and outstanding equity awards were accelerated and the value realized for said shares equals $119,288.

NARRATIVE TO SUMMARY COMPENSATION TABLE

The three principal components of our executive compensation program for our named executive officers in 2020 were base salary, annual performance-based bonus and long-term equity compensation. Base salary provides financial stability and security through a fixed amount of cash for performing job responsibilities. Annual performance-based bonus and long-term equity incentive compensation are designed to reward achievement of the specific strategic goals that we believe will advance our business strategy and create long-term value for our stockholders.

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

Name	Fixed	"At Risk"	Annual Performance Bonus	Equity Incentives
Gail McIntyre	31%	69%	16%	53%
Vinay Shah	44%	56%	18%	38%
Reshma Rangwala	46%	54%	19%	35%

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

Annual Base Salary

In January 2020, the Compensation Committee reviewed the base salaries for our named executive officers, the market data from Korn Ferry, the scope of each executive’s responsibilities, each executive’s prior experience and internal pay equity. After such review, Mr. Shah’s base salary was increased from $335,000 to $360,000 and Dr. McIntyre’s base salary for services as our Chief Scientific Officer was increased from $325,000 to $360,000 and again increased to $415,000 upon her appointment in April 2020 as our Chief Executive Officer. The named executive officers’ 2020 annual base salaries approved by the Compensation Committee were as follows:

Name	2020 Base Salary ($)
Gail McIntyre	415,000
Vinay Shah	360,000
Reshma Rangwala	415,000

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

Pursuant to their employment agreements or offer letters, each named executive officer was eligible to earn a 2020 target bonus represented as a percentage of base salary as set forth below.

Name	Target Bonus Percent
Gail McIntyre	45%
Vinay Shah	40%
Reshma Rangwala	40%

For 2020, the corporate goals primarily included clinical milestones, obtaining analyst coverage, financing milestones and hiring of an executive management team. In January 2021, after careful review, our Compensation Committee, concluded that we had achieved 80% of our corporate performance goals and therefore performance bonuses were paid based upon 80% of target bonuses.

2020 Performance-Based Awards

On January 25, 2021, the Compensation Committee approved 2020 bonus awards related to 2020 performance based on the level of attainment of the 2020 specified goals. Dr. McIntyre was paid a 2020 performance bonus of $149,400 (which represented 80% of her target bonus based on annualized base compensation of $415,000), Mr. Shah was paid a 2020 performance bonus of $115,200 (which represented 80% of his target bonus based on annualized base compensation of $360,000) and Dr. Rangwala was paid a 2020 performance bonus of $33,200 (which represented 80% of her target bonus based on annualized base compensation of $415,000 pro rated based on the portion of the year she was employed by us).

Long-Term Incentive Compensation

Equity incentives are a key component of our executive compensation program that the Compensation Committee believes motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock. During 2020, we granted equity awards in the form of stock options that vest over a four-year period. Our long-term, equity-based incentive awards are designed to align the interests of our named executive officers and our other employees, non-employee directors and consultants with the interests of our shareholders. Because vesting is based on continued service, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards.

We use stock options as the primary incentive vehicle for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price. We generally provide initial grants in connection with the commencement of employment of our named executive officers as our Compensation Committee, determines appropriate. We also provide annual grants shortly following the end of each year.

On January 22, 2020, the Compensation Committee approved additional stock option grants to each of Mr. Shah and Dr. McIntyre to purchase 34,826 shares and 48,583 shares of our common stock, respectively, at an exercise price of $10.84 per share.

In January 2021, the Compensation Committee awarded stock option grants to our named executive officers in conjunction with the Board’s review of the 2020 corporate goals. Dr. McIntyre was granted stock options to purchase 165,000 shares at an exercise price of $5.95 per share. Mr. Shah was granted stock options to purchase 60,000 shares at an exercise price of $5.95 per share and Dr. Rangwala was granted stock options to purchase 10,000 shares at an exercise price of $5.95 per share.

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

401(k) Plan

All of our employees, including our named executive officers, are eligible to participate in our 401(k) Plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Internal Revenue Code of 1986, as amended ("Code"). Pursuant to our 401(k) Plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $19,500 in 2020 (additional salary deferrals not to exceed $6,000 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) Plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us, to the extent the amounts are included in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) Plan currently does not offer the ability to invest in our securities.

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

Employment Offer Letters, Severance and Change in Control Arrangements

We have entered into employment offer letters with each of our named executive officers. The offer letters provide for “at will” employment and set forth the terms and conditions of employment, including the initial annual base salary, target bonus opportunity, equity compensation, severance benefits and eligibility to participate in our employee benefit plans and programs. There are no ongoing guarantees of increases to future compensation such as base salary increases.  Our named executive officers were each required to execute our standard proprietary information and inventions agreement. The material terms of these employment offer letters are summarized below. These summaries are qualified in their entirety by reference to the actual text of the offer letters, which are filed as exhibits attached.

Gail McIntyre

During the years ended December 31, 2020 and 2019, Dr. McIntyre’s employment was at-will per the terms of an offer letter with Private Aravive, dated January 1, 2017, as amended February 6, 2019. Dr. McIntyre began work as a full-time employee of Private Aravive in January 2017 and was originally eligible to receive an annual salary of $264,000 and a bonus target of $39,600 and three months’ salary as severance in the event of certain terminations. On February 6, 2019, the Compensation Committee approved an increase in Dr. McIntyre’s annual base salary to $325,000 and her target bonus was increased to 40% of her annual base salary. In connection with Dr. McIntyre’s employment by Aravive Biologics, Dr. McIntyre was granted options to purchase shares of Aravive Biologics common stock, each of which were fully vested and were converted into options to purchase 59,281 shares of our common stock at the effective time of the Merger.

On March 26, 2020, we entered into an employment offer letter with Dr. McIntyre or the McIntyre Offer Letter that superseded the offer letter with Aravive Biologics that provided that provided, among other things, (i) for Dr. McIntyre to serve as our Chief Scientific Officer, (ii) an annual base salary of $360,000 for such service; (iii) a target bonus equal to 40% of Dr. McIntyre’s annual base salary.  In addition, Dr. McIntyre’s Offer Letter provides for severance payments upon certain conditions if we terminate her employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, she would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.

Effective as of April 8, 2020, upon her appointment as our Chief Executive Officer, we entered into an amendment or the 2020 Amendment to the McIntyre Offer Letter that we had entered into with Dr. McIntyre on March 26, 2020. The Amendment provides, among other things, (i) that Dr. McIntyre will serve as our President and Chief Executive Officer,(ii) an annual base salary of $415,000 for such service; (iii) a target bonus equal to 45% of Dr. McIntyre’s annual base salary; (iv) up to 12 months of salary continuation and reimbursement of COBRA coverage and  a pro-rated portion of her year-end target bonus contingent upon corporate goals being met,  if terminated for any reason other than Cause or Permanent Disability and not in connection with a Change in Control (as such terms are defined in the Offer Letter). Dr. McIntyre was also granted an option to purchase 80,000 shares of common stock vesting pro rata on a monthly basis over a four-year period.

On January 25, 2021, the Company entered into an amendment to the 2021 Amendment, to the McIntyre Offer Letter, as amended by the 2020 Amendment. The 2021 Amendment provides that Dr. McIntyre will receive: (i) effective as of January 1, 2021, an annual base salary of $500,000, less required deductions and withholdings, payable in accordance with our standard payroll schedule, for service as our Chief Executive Officer; and (ii) a target bonus equal to 50% of Dr. McIntyre’s annual base salary. All other terms of the McIntyre Offer Letter as amended by the 2020 Amendment remain in full force and effect. Dr. McIntyre was also granted an option to purchase 165,000 shares of the Company’s common stock with an exercise price of $5.95 per share and vesting pro rata on a monthly basis over a four- year period.

Vinay Shah

During the years ended December 31, 2018 and 2019, Mr. Shah’s employment was at-will per the terms of an offer letter with Aravive Biologics dated February 1, 2017 as later amended on May 30, 2018 and February 6, 2019 pursuant to which he was entitled to receive an annual base salary of $335,000 for 2019, an annual target bonus of 40% of his base salary and six months’ salary as severance in the event of certain terminations. Mr. Shah was granted options to purchase shares of Aravive Biologics common stock, each of which were fully vested and were converted into options to purchase 95,381 shares of our common stock at the effective time of the Merger.

On March 26, 2020, we entered into an employment offer letter with Mr. Shah or the Shah Offer Letter that superseded the offer letter with Aravive Biologics and provides that Mr. Shah will serve as our Chief Financial Officer on an “at will” basis with compensation that included a base salary of $360,000, which was increased to $370,800 in January 2021 and a target bonus equal to 40% of Mr. Shah’s annual base salary. In addition, the Shah Offer Letter provides for severance payments upon certain conditions if we terminate his employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, he would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Reshma Rangwala

Effective September 28, 2020, we appointed Dr. Reshma Rangwala as our Chief Medical Officer. Pursuant to the terms of our employment offer letter effective September 28, 2020 with Dr. Rangwala or the Rangwala Offer Letter, her employment with us is on an “at will” basis. Dr. Rangwala’s compensation for services provided as our Chief Medical Officer includes: (i) an annual base salary of $415,000; (ii) an annual cash bonus targeted at 40% of her base salary, dependent on performance with respect to both corporate and individual goals, as determined by our Board of Directors; (iii) a $50,000 retention bonus to be paid on the 18-month anniversary of the effective date of the offer letter, provided Dr. Rangwala is still employed with us; (iv) an option to purchase 75,000 shares of our common stock pursuant to our 2019 Equity Incentive Plan, with 25% to vest upon the 12-month anniversary of the effective date of the offer letter and the remainder to vest equally in monthly installments over a 36 month period at an exercise price to be determined by the Company’s Board when such option is granted. The. Rangwala Offer Letter also provides for severance payments upon certain conditions if we terminate her employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, she would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.

Jay P. Shepard

On January 9, 2020, Mr. Shepard transitioned to the role of Chairman of the Board of Directors and resigned as our President and Chief Executive Officer. On January 9, 2020, we entered into a separation agreement with Mr. Shepard and a consulting agreement with Mr. Shepard.  The consulting agreement provided that, subject to execution of a release which is not revoked, in consideration for Mr. Shepard providing transition services to us, we agreed to pay Mr. Shepard (i) $150,000 over a six-month period, and (ii) reimbursement of six months of COBRA premiums during such period.  As a member of our Board of Directors and a consultant, his equity awards continued to vest.  The separation agreement contained a non-disparagement obligation on both parties and a standard release of claims on the part of Mr. Shepard. On January 9, 2020 the Compensation Committee issued to Mr. Shepard an option to purchase 5,075 shares of our common stock in accordance with our director compensation policy for his transition to Chairman of the Board of Directors.  On April 8, 2020, Mr. Shepard terminated his consulting agreement, resigned as a director and we entered into an agreement with Mr. Shepard that provides that he has the right to exercise vested options from three months to one year from the date of resignation and for acceleration of vesting of the options and restricted stock units granted to him that would have otherwise vested on or before the twelve-month anniversary of the resignation date.

Mr. Shepard served as our Chief Executive Officer from May 12, 2015 until his resignation as President and Chief Executive Officer in January 2020 pursuant to the terms of an employment offer letter that entered into on May 12, 2015 that was amended on February 28, 2019 and as amended provided for an annual salary at a rate of $500,000 with a target bonus equal to 50% of his annual base salary.

Rekha Hemrajani

On January 8, 2020, Rekha Hemrajani became our Chief Executive Officer and President, positions she held until her resignation on April 8, 2020. Pursuant to the terms of our employment offer letter dated January 8, 2020 with Ms. Hemrajani, Ms. Hemrajani’s compensation for services provided as our President and Chief Executive Officer  included: (i) an annual base salary of $475,000; (ii) an annual cash bonus targeted at 50% of her base salary, dependent on performance with respect to both corporate and individual goals, as determined by our Board of Directors; (iii) an option to purchase 143,000 shares of our common stock and (iv) restricted stock units (“RSUs”) for 57,000 shares with each RSU representing the contingent right to receive, upon vesting of the RSU, one share of common stock..  The Offer Letter also contained various severance benefits upon certain events of termination.

Ms. Hemrajani’s offer letter provided that if we terminated her employment for any reason other than cause or permanent disability and not in connection with a change in control  if Ms. Hemrajani (i) executed and did not revoke a release of claims within 60 days following the date she terminated employment with us, (ii) returned all of our property in her possession and (iii) resigned as a member of the board of directors, she would be entitled to (a) twelve months of salary continuation payments, (b) if she timely elected to continue her health insurance coverage under COBRA, we would pay a portion of her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date she terminates employment with us (c) 12 months accelerated vesting of the stock options and RSUs awarded to Ms. Hemrajani and (e) up to 9 months post-termination to exercise any vested shares subject to such stock option.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance benefits other than in connection with a change in control

The McIntyre Offer Letter, Shah Offer Letter and Rangwala Offer Letter provide that if we terminate any of their employment for any reason other than Cause or Permanent Disability (as defined in the Offer Letters), and not in connection with a change in control, if they (i) execute and do not revoke a release of claims within 60 days following the date of termination of employment with us and (ii) returns all of our property in his or her possession he or she will be entitled to (a) twelve months for  Dr. McIntyre and nine months for Mr. Shah and Dr. Rangwala of salary continuation payments (b) if he or she timely elects to continue her health insurance coverage under COBRA, we will pay a portion of him or her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date he or she terminates employment with us (c) 12 months accelerated vesting of stock options and RSUs awarded to him or her and (d) up to 9 months post-termination to exercise any vested shares subject to such option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Change in Control Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company set forth below. In addition, if during the twelve-month period commencing on the closing date of a Change in Control we terminate his or her employment for any reason other than Cause or death or disability or he or she resigns for Good Reason, all unvested equity awards will immediately vest, subject to certain restriction. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Dr. McIntyre would be eligible for full accelerated vesting of her outstanding stock options and RSUs.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2020, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. Each award issued to Dr. McIntyre, Mr. Shah, and Dr. Rangwala set forth below is subject to accelerated vesting upon a qualifying termination of his employment, as described under “—Potential Payments Upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

		Option Awards(1)(2)
Name	Grant Date	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Gail McIntyre	6/15/2017(5)	29,641	—	$0.66	6/14/2027
	12/14/2017(5)	14,820	—	$0.90	12/13/2027
	3/20/2018(5)	14,820	—	$0.90	3/19/2028
	2/28/2019(2)	24,291	28,709	$5.83	2/27/2029
	1/22/2020(6)	11,133	37,450	$10.84	1/21/2030
	4/8/2020(6)	13,333	66,667	$6.16	4/7/2030
Vinay Shah	10/01/2014(5)	19,380	—	$0.24	9/30/2024
	6/15/2017(5)	38,001	—	$0.66	6/14/2027
	12/14/2017(5)	19,000	—	$0.90	12/13/2027
	3/20/2018(5)	19,000	—	$0.90	3/19/2028
	2/28/2019(2)	17,416	20,584	$5.83	2/27/2029
	1/22/2020(6)	7,980	26,846	$10.84	1/21/2030
Reshma Rangwala	9/28/2020(2)	—	75,000	$4.95	9/27/2030
Jay Shepard (Former CEO)	12/28/2013(2)	13,148	—	$15.18	4/8/2021
	2/19/2014(2)	7,563	—	$48.99	4/8/2021
	5/11/2015(2)	51,500	—	$91.14	4/8/2021
	1/28/2016(3)	34,866	—	$64.08	4/8/2021
	1/27/2017(4)	24,150	—	$85.80	4/8/2021
	02/28/2019(2)	42,747	—	$5.83	4/8/2021
	1/09/2020(6)	5,075	—	$13.77	4/8/2021
Rekha Hemrajani (Former CEO)	1/9/2020(6)	35,750	—	$13.77	4/8/2021

(1)	Except as otherwise indicated, vesting of all options and RSU’s is subject to continued service on the applicable vesting date.
(2)

The shares subject to the stock options vest over a four-year period as follows: 25% of the shares underlying the options vest on the one-year anniversary of the vesting start date, and thereafter 1/48th of the shares vest each month.

(3)	4/48th of the shares subject to the option became exercisable on May 28, 2016, and the balance of the shares vest and become exercisable monthly thereafter.
(4)	1/48th of the shares subject to the option become exercisable monthly measured from the date of the grant.
(5)	The shares subject to these options vested in full upon the closing of the Merger and were assumed by us in the Merger.
(6)	These options became fully vested on April 8, 2020 upon the departure of the officer or director.

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

Treatment of stock options under the Aravive Biologics, Inc 2010 and 2017 Equity Incentive Plans

In connection with the Merger, we assumed the Aravive Biologics, Inc. 2010 and 2017 Equity Incentive Plans. The Aravive Biologics, Inc. 2010 and 2017 Equity Incentive Plans provide that in the event of certain corporate transactions, as defined in the plans, the board of directors may take one or more of the following actions with respect to outstanding stock awards, unless otherwise provided in a stock award agreement or any other written agreement between us and a participant, or unless otherwise expressly provided by the board of directors at the time of grant of a stock award: each outstanding stock award may be assumed or continued or an equivalent stock award may be substituted by a successor corporation and any reacquisition or repurchase rights held by us in respect of common stock issued pursuant to prior stock awards may be assigned to the successor corporation. The plans also provide that in the event of a specified corporate transaction the board of directors may determine to accelerate the vesting, in whole or in part of a stock award, with such stock award becoming fully vested and exercisable prior to the corporate transaction arrange for the lapse of any reacquisition or repurchase rights held by us with respect to the stock award or cancel or arrange for the cancellation of a stock award in exchange for cash consideration. Any awards that have not been assumed, continued, substituted, or exercised prior to the corporate transaction will terminate at the closing of the transaction. All options issued under the Aravive Biologics, Inc 2010 and 2017 Equity Plans that were outstanding on the closing of the Merger vested upon the closing of the Merger.

DIRECTOR COMPENSATION

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In January 2020, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Korn Ferry, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which was the same peer group that the Compensation Committee used as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined at that time to maintain our non-employee director compensation policy at its then-current cash and equity compensation levels. These compensation levels were maintained until September 2020 when the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Korn Ferry, which assessed our then-current director compensation policy. In September 2020, the committee annual fees remained the same, the non-executive annual cash compensation was increased from $40,000 to $65,000, the cap for total compensation to be received by the chairperson was increased from $70,000 to $95,000, and the annual equity awards and new director awards were revised from a grant of an option to purchase 7,500 shares of common stock to a grant of an option to purchase shares of common stock having a grant date fair market value of $75,000.

The following table shows for the fiscal year ended December 31, 2020 certain information with respect to the compensation of all of our current and former non-employee directors:

DIRECTOR COMPENSATION FOR FISCAL 2020

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Restricted Stock Awards ($)	Total ($)
Fredric N. Eshelman, Pharm. D.(2)	$69,813	$188,271	—	$258,084
Amato Giaccia, Ph.D.	$64,014	$75,016	—	$139,030
Michael W. Rogers(3)	$23,987	$149,904	—	$173,891
Raymond Tabibiazar, M.D.(4)	$75,204	$75,016	—	$150,220
Eric Zhang	$55,313	$75,016	—	$130,328
Jay Shepard (5)	$17,500	$57,348	—	$74,848
Srinivas Akkaraju, M.D., Ph.D.(5)	$12,750	—	—	$12,750
Robert E. Hoffman (5)	$15,875	—	—	$15,875

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 2 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Dr. Eshelman was appointed Chairman of the Board on April 8, 2020.
(3)	Mr. Rogers was appointed as a director on September 15, 2020.
(4)

The compensation earned is for our former director who resigned effective December 31, 2020. On December 31, 2020, we entered into a consulting agreement with Dr. Tabibiazar. See “Transactions With Related Persons-Certain Related Person Transactions” for additional information regarding the terms of the consulting agreement.

(5)

The compensation earned is for our former director who resigned effective April 8, 2020. Upon their resignation from the Board of Directors, we entered into an agreement with each of Srini Akkaraju, Jay Shepard and Robert Hoffman to extend the period for which each of them has the right to exercise vested options from three months to one year from the date of resignation. In addition, the agreements with Mr. Hoffman and Dr Akkaraju provide for full accelerated vesting of all options granted to each of them and the agreement with Mr. Shepard provides for acceleration of vesting of the options and restricted stock units granted to him that would have otherwise vested on or before the twelve- month anniversary of the resignation date.

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2020
Fredric Eshelman, Pharm. D.(1)	26,755
Amato Giaccia, Ph.D.(2)	256,445
Michael Rogers(3)	30,011
Raymond Tabibiazar, M.D.(2)(4)	670,551
Eric Zhang	35,717
Jay Shepard(5)	179,049
Srinivas Akkaraju, M.D., Ph.D.(5)	23,457
Robert Hoffman(5)	—

(1)	Dr. Eshelman was appointed Chairman of the Board on April 8, 2020.
(2)

Amounts in the director compensation table above for Dr. Giaccia and Dr. Tabibiazar include options assumed by us in the Merger that were issued to such individuals by Aravive Biologics prior to the Merger.

(3)	Mr. Rogers was appointed as a director on September 15, 2020.
(4)	The number of outstanding options is for our former director who resigned effective December 31, 2020.
(5)	The number of outstanding options is for our former director who resigned effective April 8, 2020.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

Under our non-employee director compensation policy in effect during the year ended December 31, 2020, we paid each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the board of directors.

The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member for the year ended December 31, 2020 are as follows:

	Member Annual Service Retainer	Chairman Annual Service Retainer
Board	$65,000	$30,000	*
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$12,500
Nominating and Corporate Governance Committee	$3,500	$10,000
Research & Development Committee	$3,500	$10,000
Business Strategy Committee	$3,500	$10,000

*

In September 2020, the policy was amended to increase the non-executive annual cash compensation from $40,000 to $65,000, increase the cap for total compensation to be received by the chairperson from $70,000 to $95,000, and the annual equity awards and new director awards were revised from a grant of an option to purchase 7,500 shares of common stock to a grant of an option to purchase shares of common stock having a grant date fair market value of $75,000

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In September 2020, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Korn Ferry, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which is the same peer group that we use as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined to amend our non-employee director compensation policy, effective September 8, 2020, to provide the cash compensation set forth above and the equity compensation described below.

On the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on the board of directors will receive options to acquire shares of common stock having a fair value on the grant date of $75,000, vesting 1/12th per month with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholder. The exercise price of such options will equal the fair market value of our common stock on the date of grant. For any new non-employee director who joins the board of director at a time other than at the annual stockholder meeting, then, in addition to the new non-employee director grants, such  directors  will receive an option to purchase  shares of common stock, such number of shares of common stock equity equal to the product of the (i) number of shares of common stock having a grant date fair value of $75,000 and (ii) a fraction with (x) a numerator equal to the number of days between the date of the director’s initial election or appointment to the board of directors and the date which is the first anniversary of the date of the most recent annual stockholder meeting occurring before the director is elected or appointed to the board of directors, and (y) a denominator equal to 365. In each case, vesting of the award is subject to the director’s continuous service on each vesting date. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders in accordance with the terms of the policy. On September 14, 2020 we issued an option to each of Dr. Eshelman, Dr. Giaccia, Dr. Tabibiazar, and Mr. Zhang to purchase 16,029 shares of our common stock. On September 15, 2020, upon his appointment to the Board, Mr. Rogers was issued an annual option to purchase 15,024 shares of common stock and a new director option to purchase 14,987 shares of common stock. On June 1, 2020, we issued Dr. Eshelman a new director option to purchase 7,500 shares of common stock and an annual option to purchase 3,226 shares of common stock. On January 9, 2020 the Compensation Committee issued to Mr. Shepard an option to purchase 5,075 shares of our common stock in accordance with our director compensation policy for his transition to Chairman of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 10, 2021 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% stockholders other than executive officers and directors:
Invus Public Equities, L.P and its affiliated entities(2)	1,311,291	6.7%
Raymond Tabibiazar, M.D.(3)	1,663,372	8.2%
Named Executive officers and directors:
Fredric N. Eshelman, Pharm. D.(4)	3,821,382	19.4%
Amato Giaccia, Ph.D.(5)	1,190,395	6.0%
Michael W. Rogers(6)	11,678	*
Eric Zhang(7)	887,553	4.5%
Vinay Shah(8)	320,439	1.6%
Gail McIntyre(9)	145,286	*
Reshma Rangwala(10)	625	*
Jay Shepard(11)	208,384	1.1%
Rekha Hemrajani(12)	50,000	*
All current executive officers and directors as a group (7 persons)(13)	6,377,358	31.5%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 19,659,860 shares outstanding on March 10, 2021, adjusted as required by rules promulgated by the SEC. Beneficial ownership of shares is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options that are exercisable within 60 days of March 10, 2021 are deemed outstanding for computing the percentage of ownership of the person holding such options. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aravive, Inc., River Oaks Tower, 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

(2)

Information is based upon a Schedule 13G/A filed with the SEC on February 16, 2021 by Invus Public Equities, L.P (“Invus Public Equities”)., Invus Public Equities Advisors, LLC (“Invus PE Advisors”),  Artal Treasury Limited (“Artal Treasury”),Artal International S.C.A (“Artal International”), Artal International Management S.A. (“Artal Management”), Artal Group S.A. (“Artal Group”), Wetsend S.A.(“Westend”), Stichting Administratiekabntoor Westland (“Stichting”)and Mr. Amaury Wittouck (“Wittock”).  Invus Public Equities directly holds the 1,311,291 shares of common stock. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and accordingly may be deemed to beneficially own the shares held by Invus Public Equities. Artal International Management, as the managing partner of Artal International, controls Artal International and, accordingly, may be deemed to beneficially own the Shares that Artal International may be deemed to beneficially own. Artal Group, as the parent company of Artal International Management, controls Artal International Management and, accordingly, may be deemed to beneficially own the Shares that Artal International Management may be deemed to beneficially own. Westend, as the parent company of Artal Group, controls Artal Group and, accordingly, may be deemed to beneficially own the Shares that Artal Group may be deemed to beneficially own. The Stichting, as majority shareholder of Westend, controls Westend and, accordingly, may be deemed to beneficially own the Shares that Westend may be deemed to beneficially own. As of January 11, 2021, Mr. Wittouck, as the sole member of the board of the Stichting, controls the Stichting and, accordingly, may be deemed to beneficially own the Shares that the Stichting may be deemed to beneficially Artal International, as its Geneva branch is the sole stockholder of Artal Treasury, may be deemed to beneficially own the shares that Artal Treasury may be deemed to beneficially own. Artal International Management, as the managing partner of Artal International, controls Artal International and, accordingly, may be deemed to beneficially own the shares that Artal International may be deemed to beneficially own. Artal Group, as the parent company of Artal International Management, controls Artal International Management and, accordingly, may be deemed to beneficially own the shares that Artal International Management may be deemed to beneficially own. Westend, as the parent company of Artal Group, controls Artal Group and, accordingly, may be deemed to beneficially own the shares that Artal Group may be deemed to beneficially own. The Stichting, as the majority shareholder of Westend, controls Westend and, accordingly, may be deemed to beneficially own the shares that Westend may be deemed to beneficially own. As of January 11, 2021, Mr. Wittouck, as the sole member of the board of the Stichting, controls the Stichting and, accordingly, may be deemed to beneficially own the shares that the Stichting may be deemed to beneficially own. The address for Invus Public Equities and Invus PE Advisors is 750 Lexington Avenue, 30th Floor, New York, New York 10022.  The address for Artal Treasury is Suite 4, Borough House, Rue du Pree, St. Peter Port, Guernsey GYI 3JJ.  The address for Artal International, Artal International Management and Artal Group, Westend is Valley Park, 44, Rue de la Vallée, L-2661, Luxembourg.  The address for Stichting is Claude Debussylaan, 46, 1082 MD Amsterdam, The Netherlands. The address for Wittouck is Valley Park, 44, Rue de la Vallée, L-2661, Luxembourg.

(3)	Includes an aggregate of 662,621 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.

(4)	Includes an aggregate of 15,284 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.

(5)	Includes 248,515 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.

(6)	Includes 11,678 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.

(7)	Includes an aggregate of 27,787 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.
(8)	Includes an aggregate of 130,597 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.
(9)	Includes an aggregate of 135,149 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.
(10)	Includes an aggregate of 625 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.
(11)	Includes an aggregate of 147,183 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.
(12)	Includes an aggregate of 35,750 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.
(13)	Consists of 5,807,723 shares held by the directors and current executive officers and an aggregate of 569,635 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2021.

The following table presents information as of December 31, 2020 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2009 Stock Plan, 2014 Plan, the 2019 Plan and the 2014 Employee Stock Purchase Plan. We do not maintain any equity incentive plans that have not been approved by shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan approved by security holders (1)
2009 Stock Plan	—	—	—
2014 Equity Incentive Plan	216,384	$7.66	—
2014 Employee Stock Purchase Plan	—	—	305,440
2019 Equity Incentive Plan	862,015	$21.74	1,600,703
Total	1,078,399	$9.59	1,906,143

(1)

This table does not present information regarding equity awards under the Aravive Biologics, Inc. 2010 Equity Incentive Plan and the Aravive Biologics, Inc. 2017 Equity Incentive Plan that were assumed by us in connection with the Merger. As of December 31, 2020, an additional 1,095,377 shares of our common stock were subject to options outstanding that were assumed in the Merger.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

In 2014, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a

“related-person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we and any “related person” are participants involving an amount that exceeds $100,000. Transactions involving compensation for services provided to us as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of our company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by its executive officers, directors, and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (i) the risks, costs and benefits to us, (ii) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

CERTAIN RELATED-PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2019 and all currently proposed transactions, to which we have been a participant, in which:

•	the amounts exceeded or will exceed $120,000; and

•

any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than as set forth under “Executive Compensation” and “Director Compensation”.

On December 2, 2019, Samsara BioCapital LP, invested approximately $1,000,000 in our public offering and acquired 133,333 shares in the offering. Dr. Akkaraju has been a managing member of Samsara BioCapital GP, LLC, the general partner of Samsara BioCapital LP. an affiliate of Srini Akkaraju.

On April 8, 2020, pursuant to the terms of an Investment Agreement that we entered into with, Eshelman Ventures, LLC, a North Carolina limited liability company (the “Investor”), and, solely for purposes of certain provisions of the Investment Agreement, Fredric N. Eshelman, Eshelman Ventures, LLC purchased 931,098 shares of our common stock, (the “Purchased Shares”), for an aggregate purchase price of approximately $5,000,000. We agreed to use commercially reasonable efforts to file and cause to be declared effective prior to the six-month anniversary of the acquisition date a shelf registration statement on Form S-3 with respect to those Purchased Shares that are not otherwise registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”), which registration statement was declared effective on July 13, 2020.

On December 31, 2020, we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Tabibiazar pursuant to which he has agreed to provide consulting services to us from time to time. The Consulting Agreement has a one-year term and automatically renews for successive one-year periods unless sooner terminated (the “Term”). The Consulting Agreement may be terminated by either party at any time without cause upon fifteen (15) days’ written notice. As compensation, we agreed to amend the terms of Mr. Tabibiazar’s option grants issued under our equity compensation plan(s) to extend the exercisability date of each option until the earlier of (1) one year following the termination by either Mr. Tabibiazar or us of the Consulting Agreement and (2) the latest date on which the options expire as set forth in the applicable award agreements. In addition, Mr. Tabibiazar has agreed not to (A) offer for sale, sell, pledge or otherwise transfer or dispose of any our securities, or securities convertible into or exercisable or exchangeable for shares of our common stock, (B) to enter into any swap or other derivate transaction that transfers any of the economic benefits or risks of ownership of shares of our common stock or (C) to publicly disclose his intention to do any of the foregoing until April 5, 2021.

On February 12, 2021, we entered into the Purchase Agreement, with Eshelman Ventures relating to the issuance and sale of 2,875,000 shares of the Company’s common stock at a price per share of $7.29. The Offering closed on February 18, 2021 and we received aggregate gross proceeds from the Offering of approximately $21.0 million.

Since January 1, 2019, there have been no transactions other than the transactions described above, the compensation arrangements which are described under “Executive Compensation” and “Director Compensation” and the entry into our standard form of indemnification agreements described below with directors and executive officers, and there are no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest.

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

Independence of the Board of Directors

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Dr. McIntyre, due to her position as Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Eshelman, Dr. Giaccia, Mr. Rogers, and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq. See the section of this Annual Report on Form 10-K entitled “Item 10. Directors, Executive Officers and Corporate Governance— Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by BDO USA, LLP during the year ended December 31, 2020 and December 31, 2019:

	Fiscal Year Ended
	2020	2019
	(in thousands)
Audit Fees(1)	$247	$254
Audit-Related Fees(2)	—	—
Tax Fees(3)	50	54
All Other Fees(4)	—	—
Total Fees	$297	$308

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

The Audit Committee has determined that the rendering of non-audit services by BDO USA, LLP in 2020 and 2019 is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2020 Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Aravive, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aravive, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Right of Use Asset and Leasehold Improvements Impairment

Operating lease right-of-use asset and property and equipment totaled approximately $3.0 million and $0.5 million as of December 31, 2020, respectively. As described in Note 2 to the Company’s consolidated financial statements, the Company reviews long-lived assets, including the right-of-use asset and leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value as estimated based on projected discounted net cash flow. During the year ended December 31, 2020, as a result of uncertainty surrounding a sublease tenant’s ability to repay the remaining sublease rental payments and the continued uncertainties due to the COVID-19 pandemic on the real estate market, the Company recorded an impairment charge against the operating lease right-of-use asset and leasehold improvements of $5.8 million.

We identified management’s assessment of the fair value of the right-of-use asset and leasehold improvements as a critical audit matter.  The estimation of fair value requires management to make certain subjective assumptions related to expected real estate market rates, the time needed to sub-lease the property, the appropriate discount rate, and the impacts of the COVID-19 pandemic on these assumptions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skills in valuation.

The primary procedures we performed to address this critical audit matter included:

•

Assessing management’s estimation of future net undiscounted cash flows expected to be generated from future sub-lease income by evaluating management’s assumptions regarding changes in general economic conditions caused by the COVID-19 pandemic, including changes to market rent, the estimated period of time to sub-lease the property and discount rate.

•

Utilizing professionals with specialized skills in valuation to assist in evaluating the reasonableness of estimated future market rents, the discount rate estimated by management, and the valuation methodology used to determine the fair value of the subleased property.

Revenue Recognition - Collaboration and License Agreement

As described in Notes 2 and 5 to the Company’s consolidated financial statements, on November 6, 2020 the Company entered into a collaboration and license agreement which resulted in revenue of $5.7 million for the year ended December 31, 2020 and $6.3 million of deferred revenue as of December 31, 2020.  The Company identified two performance obligations within the arrangement; (i) a license to intellectual property, and (ii) research and development services. The transaction price was allocated between the performance obligations based on their relative standalone selling prices, which were estimated using a discounted cash flow approach and an expected cost plus a margin approach. The Company recognizes revenue upon transfer of control of the license and research and development services to its collaboration and licensing partner.

We identified the determination of distinct performance obligations and the estimation of their standalone selling prices as a critical audit matter.  Accounting for the collaboration and license agreement required management to apply significant judgment in (i) evaluating whether each promised good or service is distinct individually or distinct when combined with other promised goods or services in the arrangement, and (ii) determining the methodology and assumptions used in valuation, including, but not limited to discount rates, probabilities of future milestone and royalties, and estimated costs of research and development services.  Auditing these elements involved a high degree of auditor judgment and significant audit effort to address these matters, including the involvement of professionals with specialized technical skills.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the identified performance obligations by (i) involving professionals with specialized skills in technical accounting to evaluate appropriateness of management’s interpretation of key contract terms and application of authoritative accounting guidance, and (ii) assessing the reasonableness of management’s assumption regarding the collaboration and licensing partner’s ability to benefit from the license and research and development services either on its own or together with other resources that are readily available.

•

Assessing management’s estimation of the standalone selling price for each performance obligation by (i) utilizing professionals with specialized skills in valuation to assess the appropriateness of the valuation model used and certain assumptions applied by management, and (ii) testing the accuracy and completeness of data used in valuation.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

March 16, 2021

ARAVIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$60,541	$65,134
Prepaid expenses and other current assets	1,148	3,079
Total current assets	61,689	68,213
Restricted cash	2,430	2,423
Property and equipment, net	526	1,808
Operating lease right-of-use assets	2,958	8,697
Intangible asset, net	97	219
Other assets	10	761
Total assets	$67,710	$82,121
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,500	$1,078
Accrued liabilities	2,323	1,497
Operating lease obligation, current portion	2,086	2,393
Current portion of deferred revenue	2,552	—
Total current liabilities	9,461	4,968
Deferred revenue, net of current portion	3,763	—
Contingent payable	—	264
Operating lease obligation, net of current portion	6,431	7,840
Total liabilities	19,655	13,072
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2020 and December 31, 2019; zero shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2020 and December 31, 2019; 16,481,099 and 15,001,795 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	548,707	539,158
Accumulated deficit	(500,654)	(470,111)
Total stockholders' equity	48,055	69,049
Total liabilities and stockholders’ equity	$67,710	$82,121

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue
Grant revenue	$—	$4,753
Collaboration revenue	5,685	—
Total revenue	5,685	4,753
Operating expenses
Research and development	17,620	12,836
General and administrative	13,065	13,691
Loss on impairment of long-lived assets	5,784	—
Total operating expenses	36,469	26,527
Loss from operations	(30,784)	(21,774)
Interest income	255	1,022
Other income (expense), net	(14)	2,534
Net loss	$(30,543)	$(18,218)
Net loss per share- basic and diluted	$(1.93)	$(1.57)
Weighted-average common shares used to compute net loss per share- basic and diluted	15,790	11,589

The accompanying notes are an integral part of these consolidated financial statement

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	11,266,151	1	$510,509	$(450,565)	$59,945
Issuance of common stock in public offering, net of issuance costs of $351	3,633,334	1	25,127	—	25,128
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	(1,328)	(1,328)
Issuance of common stock upon exercise of options	39,686	—	95	—	95
Issuance of common stock under employee benefit plans	62,624	—	28	—	28
Stock-based compensation	—	—	3,399	—	3,399
Net loss	—	—	—	(18,218)	(18,218)
Balances at December 31, 2019	15,001,795	2	539,158	(470,111)	69,049
Issuance of common stock upon exercise of options	114,515	—	315	—	315
Issuance of common stock under employee benefit plans	56,291	—	80	—	80
Issuance of common stock in private placement, net of issuance costs of $78	931,098	—	4,922	—	4,922
Issuance of common stock, net of issuance costs of $94	377,400	—	2,266	—	2,266
Stock-based compensation	—	—	1,966	—	1,966
Net loss	—	—	—	(30,543)	(30,543)
Balances at December 31, 2020	16,481,099	2	$548,707	$(500,654)	$48,055

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(30,543)	$(18,218)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,829	498
Impairment of long-lived assets	5,784	—
Stock-based compensation expense	1,966	3,399
Write-off lease receivable/prepaid commission assets	1,383	—
Changes in assets and liabilities, net of acquisition
Prepaid expenses and other assets	1,299	(2,782)
Accounts payable	1,422	652
Deferred revenue	6,315	(146)
Accrued and other liabilities	(1,624)	(484)
Net cash used in operating activities	(12,169)	(17,081)
Cash flows from investing activities	—	—
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	25,127
Proceeds from issuance of common stock in connection with exercise of options	315	95
Proceeds from issuance of common stock in connection with employee benefit plans	80	28
Proceeds from issuance of common stock in private placement, net of issuance costs	4,922	—
Proceeds from issuance of common stock, net of issuance costs	2,266	—
Net cash provided by financing activities	7,583	25,250
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,586)	8,169
Cash, cash equivalents and restricted cash at beginning of period	67,557	59,388
Cash, cash equivalents and restricted cash at end of period	$62,971	$67,557
Supplemental disclosure of noncash items
Right-of-use asset acquired through operating lease	$470	$—
Property and equipment recorded upon adoption of ASU 2016-02	$—	$2,151

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive Biologics, Inc. (“Aravive Biologics”) our wholly owned subsidiary was incorporated in 2007. Aravive is a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

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

The Company’s current development program benefits from the availability of a proprietary serum-based biomarker that it expects will help accelerate drug development by allowing the Company to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to AVB-500.

In the Company’s completed Phase 1 clinical trial in healthy volunteers with our clinical lead product candidate, AVB-500, the Company demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients. In December 2018, the Company initiated a Phase 1b clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer, or PROC, for which we reported results in July 2020.

In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of the Company’s lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer. The Company initiated a pivotal Phase 3 trial of AVB-500 in PROC during the first quarter of 2021.

In January 2020, the Company announced that the FDA has cleared its Investigational New Drug (“IND”) application for investigation of AVB-500, in the treatment of its second oncology indication, clear cell renal cell carcinoma (“ccRCC”). During the fourth quarter of 2020, the Company initiated our Phase 1b/2 trial of AVB-500 in ccRCC and dosed its first patient in the trial during the first quarter of 2021.

In April 2020, the Company entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth in the clinic in 2023.

On November 6, 2020, the Company entered into a collaboration and license agreement with 3D Medicines Inc., or 3D Medicines, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

With the global spread of the ongoing novel coronavirus, or COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected. As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations and clinical sites and is assessing the impact of COVID-19 on its planned studies and current timelines and costs. While the Company currently does not anticipate any interruptions in its operations due to COVID-19 if the COVID-19 pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timeline, which would adversely affect the Company’s business, financial condition, results of operations and growth prospects.

In July 2016, Aravive Biologics was approved for a $20 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was expected to allow Aravive Biologics to develop the product candidate referenced above through clinical trials. The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. Aravive Biologics’ royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Aravive Biologics matched 50% of funding from the CPRIT Grant. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds over the three-year project. Aravive Biologics has raised all its required $10.0 million in matching funds.

Aravive Biologics’ award from CPRIT requires it to pay CPRIT a portion of its revenues from sales of certain products, or received from its licensees or sublicensees, at tiered percentages of revenue in the low- to mid-single digits until the aggregate amount of such payments equals 400% of the grant award proceeds, and thereafter at a rate of less than one percent for as long as Aravive Biologics maintains government exclusivity. In addition, the grant contract also contains a provision that provides for repayment to CPRIT of the full amount of the grant proceeds under certain specified circumstances involving relocation of Aravive Biologics’ principal place of business outside Texas.

As consideration for the rights granted as part of a license agreement with Stanford University, Aravive Biologics is obligated to pay yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights. More specifically, Aravive Biologics is obligated to pay Stanford University (i) annual license payments (ii) milestone payments of up to an aggregate of $1,000,000 upon achievement of clinical and regulatory milestones, and (iii) royalties equal to a percentage (in the low single digits) of net sales of licensed products; provided that the annual license payments made will offset (and be credited against) any royalties due in such license year. In the event of a sublicense to a third party of any rights based on the patents that are solely owned by Stanford University, Aravive Biologics is obligated to pay royalties to Stanford University equal to a percentage of what Aravive Biologics would have been required to pay to Stanford University had it sold the products under sublicense itself. In addition, in such event it is required to pay to Stanford University a percent of sublicensing income. In the event of a termination, Aravive Biologics will be obligated to pay all amounts that accrued prior to such termination.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the accompanying consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements are consolidated for the year ended December 31, 2020 and includes the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. The accompanying financial statements are consolidated for the year ended December 31, 2019 and include the accounts of Aravive, Inc. and its then wholly-owned subsidiaries, Versartis Cayman Holdings Company, incorporated in 2014, Versartis GmbH, incorporated in 2015 and Aravive Biologics, incorporated in 2007. After 2015, the Cayman and GmbH subsidiaries became dormant. In 2019, the Cayman and GmbH subsidiaries were liquidated in their respective countries and no longer exist as of December 31, 2019. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's subsidiaries and consolidated operations.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2020, the Company had an accumulated deficit of $500.7 million and working capital of $52.2 million. Since inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to continue to incur losses from costs related to the development of AVB-500 and related administrative activities for the foreseeable future. As of December 31, 2020, the Company had a cash and cash equivalents balance of $60.5 million consisting of cash and investments in highly liquid U.S. money market funds.  While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance its clinical development program to later stages of development and commercialize its clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and 2019 the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

The Company records an operating lease ROU asset and an operating lease obligation on the consolidated balance sheet when entering into a lease. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the lease inception date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease and the Company includes renewal options in its calculation of the estimated lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Variable lease costs and short-term lease payments not included in the lease liability are classified within operating activities in the consolidated statements of cash flows. For all lease agreements, the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. These expenses are recognized within operating expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of December 31, 2019.

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

At the end of the third quarter ended September 30, 2020, the Company continued to evaluate the estimates used in the valuation used in the first quarter of 2020. Given the continued uncertainty due to the COVID-19 shut down and the significant negative impact to the real estate market as of the end of the third quarter, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of September 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as the Company is currently marketing the 1020 Marsh Road location for subletting. In determining the fair value of the asset group, the Company utilized current real estate market estimated rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against its ROU asset and leasehold improvement assets of $2.4 million and $0.5 million, respectively, for the quarter ended September 30, 2020. A total of $5.8 million was reported as an impairment loss on the Company’s long-lived asset balances within the statement of operations for the year ended December 31, 2020.

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

The Company’s financial instruments consist of Level 1 assets as of December 31, 2020 and 2019.  Level 1 securities are comprised of highly liquid money market funds.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2020 and 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

Intangible Asset

Intangible assets consist of an assembled workforce which was acquired as part of the Merger with Versartis, Inc. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The estimated useful life of the assembled workforce is 3 years.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.  Currently, we have one collaboration agreement with 3D Medicines, see Note 5 for further discussion.

Revenue Recognition

The Company’s sole source of revenue for 2019 was grant revenue related to the CPRIT Grant, which is being recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

Funds received are reflected in deferred revenue as a liability until revenue is earned. Grant revenue is recognized when qualifying costs are incurred. As of December 31, 2019, the Company had an unbilled receivable from CPRIT of $1.6 million, which is reflected in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The receivable was collected in March 2020.

The Company’s sole source of revenue for 2020 have been generated through our collaboration and license agreement. The Company’s collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. The Company’s customer includes 3D Medicines Inc. (“3D Medicines”).

The Company follows ASC 606, Revenue from Contracts with Customers (ASC 606) for recognition of its collaboration and license agreements. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for goods or services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

The Company applies the following five-step model to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

i) Identify the contract with a customer. The Company considers the terms and conditions of its agreements to identify contracts within the scope of ASC 606. The Company concludes it has a contract with a customer when the contract is approved, each party's rights regarding the goods and services to be transferred can be identified, the payment terms for the goods and services can be identified, it has been determined that the customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in the agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations generally consist of intellectual property licenses and research and development services with respect to license and service agreements, and the manufacture and supply of product for product sales agreements.

iii) Determine the transaction price. The Company determines the transaction price based on the consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from the Company’s customers. None of the Company’s revenue generating contracts contain consideration payable to its customer or a significant financing component.

iv) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

v) Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. The Company recognizes revenue when control of the goods or services is transferred to the customers for an amount that reflects the consideration that the Company expect to receive in exchange for those goods or services.

Performance Obligations.

The following is a general description of principal goods and services from which the Company generates revenue.

License to intellectual property

The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. The license provides a customer with the right to further research, develop and commercialize internally-discovered or collaborated drug candidates, or the right to use AVB-500 to further research, develop and commercialize customer drug candidates. The consideration the Company receives is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when the Company transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable.

Research and development services

The Company generates revenue from research and development services it provides to its customers and primarily includes clinical trials, and assistance during regulatory approval application process. Revenue associated with these services is recognized based on the Company’s estimate of total consideration to be received for such services and the pattern in which the Company perform the services. The pattern of performance is generally determined to be the amount of incurred costs related to the service portion of the contract with the customer as a percentage of total expected costs associated with the service portion of the contract.

Contracts with Multiple Performance Obligations.

Most of the Company’s collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The estimated standalone selling price is based on the adjusted market assessment approach including estimated present value of future cash flows and cost-plus margin approach, taking into consideration the type of services, estimates of hourly market rates, and stage of the development.

Variable Consideration.

The Company’s contracts with customers primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to the Company upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until we conclude it is probable that reversal of such milestone revenue will not occur.  As part of the Company’s evaluation of the constraint, the Company considers numerous factors, including whether the achievement of the milestone is outside of the Company’s control, contingent upon regulatory approval or dependent on licensee efforts.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. The Company recognizes revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

The transaction price is reevaluated each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

On November 5, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The Company adopted this guidance as of January 1, 2020 and accounts for the 3D Medicines collaboration agreement under Topic 808 and Topic 606, see Note 5.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect that the adoption of this new standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2020	2019
Preclinical and clinical	$870	$531
Clinical research organization receivable	262	—
Lease receivable	—	900
Unbilled receivable from CPRIT	—	1,604
Other	16	44
Total	$1,148	$3,079

Property and equipment, net (in thousands)

	December 31,
	2020	2019
Equipment and furniture	$1,416	$1,442
Buildings, leasehold and building improvements	2,673	2,674
	4,089	4,116
Less: Accumulated depreciation and amortization	(2,559)	(2,308)
Impairment loss	(1,004)	—
Property and equipment, net	$526	$1,808

During the year ended December 31, 2020, the Company determined leasehold improvements were impaired as described in Note 2. Depreciation expense was approximately $0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Intangible asset, net (in thousands)

	December 31,
	2020	2019
Assembled workforce	$366	$366
	366	366
Less: Accumulated amortization	(269)	(147)
Intangible asset, net	$97	$219

Amortization expense is expected to be approximately $0.1 million in each year over the next 0.8 years.

Accrued liabilities (in thousands)

	December 31,
	2020	2019
Payroll and related	$1,052	$1,248
Preclinical and clinical	707	5
Professional services	169	32
Other	395	212
Total	$2,323	$1,497

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

	Fair Value Measurements at December 31, 2020
	Total	Level 1
Assets
Money market funds	$49,207	$49,207

	Fair Value Measurements at December 31, 2019
	Total	Level 1
Assets
Money market funds	$63,691	$63,691

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 or 2019.

Nonrecurring fair value measurements

As disclosed in Note 2, the Company recorded an impairment charge of approximately $5.8 million related to right-of-use and leasehold improvement assets. This impairment charge was derived using Level 3 inputs and the fair value of the long-lived assets was derived by using a discounted cash flow analysis of the 1020 Space.

5. Collaboration and License Agreement

On November 6, 2020, Aravive, Inc. (the “Company”) entered into a collaboration and license agreement (the “Agreement”) with 3D Medicines, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau (the “Territory”).

Under the terms of the Agreement, the Company is eligible to receive from 3D Medicines cash payments of $12 million to be paid within 15 business days of the effective date of the Agreement, and up to an aggregate of $207 million in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any such milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of the Leland Stanford Junior University (“Stanford”) based on certain amounts received from 3D Medicines under the Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date. As of December 31, 2020, the Company estimated $132 thousand due to Stanford. For the year ended December 31, 2020, the Company received payments of $12 million from 3D Medicines.

The Company will also be entitled to receive tiered royalties ranging from low double digits to mid-teens on sales in the Territory, if any, of products containing AVB-500. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (iii) ten (10) years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Agreement will be subject to reduction on account of generic competition under certain specified conditions, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

Under the terms and conditions of the Agreement, 3D Medicines will be solely responsible for the development and commercialization of licensed products in the Territory.

If either the Company or 3D Medicines materially breaches the Agreement and does not cure such breach, the non-breaching party may terminate the Agreement in its entirety. Either party may also terminate the Agreement, upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. The Company may terminate the Agreement if 3D Medicines, its affiliates or its sublicensees challenges the validity or enforceability of any of the Company’s patents covering any of the licensed compounds or products or ceases substantially all development and commercialization of licensed products in the Territory for a specified period, subject to certain exceptions. 3D Medicines may also terminate the Agreement for convenience provided certain notice is provided to the Company.

The Agreement contemplates that the Company will enter into ancillary arrangements with 3D Medicines, including a clinical supply agreement and a manufacturing technology transfer agreement.

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: 1) license to intellectual property, AVB-500, and 2) research and development services, including conducting clinical trials.  The Company concluded that each of these performance obligations were distinct because 3D Medicines can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract.

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $12.0 million transaction price of the upfront payments as such: $6.4 million to the research and development services performance obligation and $5.6 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact the license was determined to be a functional license due to current stage in development of AVB-500. AVB-500 has been developed, dosing levels have already been determined and the drug is currently in a phase III clinical trial related to our PROC Ovarian study. As of December 31, 2020, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

The Company recognized in revenue $5.6 million related to the license to intellectual property and $0.1 million related to the research and development services for the year ended December 31, 2020. As of December 31, 2020, the Company had a contract liability balance of $6.3 million of which $2.6 million is classified as current and $3.7 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The service period for the future research and development services is expected to occur over the next 2.5 years.

6. Leases

The Company adopted ASC 842 as of January 1, 2019, using the modified retrospective approach and therefore prior year financial statements were not recast under the new standard. As a result of the adoption, the Company derecognized $8.6 million of build-to-suit lease asset; $7.3 million of build-to-suit lease obligation and recorded the $1.3 million impact to accumulated deficit. Additionally, the Company recognized operating lease ROU assets of approximately $10.4 million, $2.2 million of leasehold improvements, an operating lease obligation of $12.6 million and derecognized deferred rent of $0.1 million as of January 1, 2019.

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

In August 2020, the Company entered into a lease agreement in North Carolina for approximately 4,128 square feet for office space. The monthly lease payments will be approximately $9 thousand per month for a period of 63 months with a three-month rent abatement period.  The lease has commenced in the fourth quarter of 2020.

The Company’s rent expense including both short-term and variable lease components of $0.5 million and $0.5 million associated with the facility leases was $2.1 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for 2020 and 2019 was $2.3 million and $2.7 million, respectively. As of December 31, 2020, the Company’s operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 7.62%, which approximates the Company’s incremental borrowing rate.

As of December 31, 2020, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2021	$2,506
2022	2,983
2023	3,067
2024	2,643
2025	116
Thereafter	30
Total future minimum lease payments	11,345
Less: discount	(2,828)
Total lease liabilities	$8,517

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space referenced above. The 1020 Space sublease commenced on October 1, 2018 for 72 months.  EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the year ended December 31, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a straight-line sublease rent receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations for the year ended December 31, 2020. Overall, for the year ended December 31, 2020, the Company recorded sublease loss associated with this sublease of $13 thousand. For the year ended December 31, 2019, the Company recorded sublease income associated with this sublease of $2.5 million. Cash received from EVA was $1.2 million and $2.3 million for 2020 and 2019, respectively, which amount was included in the change in prepaid expenses and other assets for operating cash flows.

7. Commitments and Contingencies

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2020.

Contingent payable

As part of the Merger, the Company acquired a settlement that Aravive Biologics entered into with former creditors in 2014 pursuant to which Aravive Biologics had agreed to make an initial 7.5% cash payment to the creditors with the remainder contingent on future milestone payments, or Contingent Payments, until full repayment of the payables is made. The Contingent Payments are to be made from the proceeds received by Aravive Biologics from any future licensing transactions. As a result of the 3D Medicines partnership agreement in November 2020, the Contingent Payments became due. It was stipulated that the Contingent Payments will be distributed on a pro rata basis with other secured creditors and will be made from at least 10% of any proceeds from any future licensing transactions. The proceeds from any future licensing transactions will be held in an escrow account which will be administered by an independent third party. The creditors agreed that the Initial payment and any Contingent Payments represents settlement in full of all outstanding obligations owed to the creditors by Aravive Biologics and released Aravive Biologics from all claims. As a result of and in connection with the Merger, the Company determined the fair value of the contingent payable to be approximately $0.3 million, based upon an appraisal (or valuation) of the assets and liabilities assumed to determine fair values.

Due to the 3D Medicines Licensing agreement, the contingent payable became due and payable. Accordingly, for the year ended December 31, 2020, the Company accreted the balance to the gross amount of $0.7 million and paid $0.4 million. The remaining payable balance of $0.3 million was paid subsequently in February of 2021. As of December 31, 2020, the unpaid portion of the liability was classified in accrued liabilities in the accompanying consolidated balance sheet.

8. Common Stock

The Amended and Restated Certificate of Incorporation, authorizes the Company to issue 100,000,000 shares of common stock as of December 31, 2020. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2020	2019
Issuance of equity-based awards under stock plan	1,600,703	1,391,697
Issuance upon exercise of options under stock plan	2,173,776	1,820,160
Issuance of restricted stock units under stock plan	233	42,112
Total	3,774,712	3,253,969

In December 2019, the Company closed a public offering of its common stock pursuant to which the Company issued 3,633,334 shares of common stock, which included shares issued pursuant to the underwriters’ partial exercise of their over-allotment option and received net proceeds of approximately $25.1 million, after underwriting discounts, commissions and offering expenses.

Related party transactions

Board of Director Investment

On December 2, 2019, an entity affiliated with an individual who at the time was a member of our board of directors, invested approximately $1,000,000 in our public offering and acquired 133,333 shares of common stock in the offering.

Private Placement

On April 6, 2020, the Company, entered into an investment agreement (the “Investment Agreement”), by and among the Company, Eshelman Ventures, LLC, a North Carolina limited liability company (the “Eshelman Ventures”), and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D., who immediately became the Company’s chairman of the board.

On April 8, 2020, pursuant to the Investment Agreement, Eshelman Ventures purchased 931,098 shares of the Company’s unregistered common stock for an aggregate purchase price of approximately $5.0 million.  The Company recorded the amount received net of expenses of approximately $78 thousand.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, and pursuant to the Form S-3, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of the Company’s common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents (the “Sales Agents”).  During the three-month period ended December 31, 2020, the Company sold 377,400 shares for proceeds net of discounts and offering costs of $2.3 million under the Equity Distribution Agreement.

9. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of December 31, 2020, the total number of shares of common stock available for issuance under the 2019 Plan was 1,600,703. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2019	1,515,923	$18.65
Options granted	483,328	5.55
Options exercised	(39,686)	2.40
Options cancelled	(139,405)	81.33
Balances, December 31, 2019	1,820,160	10.70
Options granted	799,460	9.19
Options exercised	(114,515)	2.76
Options cancelled	(331,329)	17.07
Balances, December 31, 2020	2,173,776	$9.59	5.8	$5,905
Vested and expected to vest as of December 31, 2020	2,074,651	$9.68	5.6	$5,891
Exercisable as of December 31, 2020	1,593,995	$10.32	4.6	$5,816

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019, was $0.6 million and $0.4 million, respectively.

Stock Options Granted to Employees

During the year ended December 31, 2020 and 2019, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $7.69 and $4.69 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

During the year ended December 31, 2020, the Company modified certain stock options and restricted stock units that were outstanding to our two former CEO’s and former directors. The modification of the terms or conditions of an equity award was treated as an exchange of the original award for a new award. The Company then recognized additional compensation for any incremental value. Incremental compensation cost was measured as the excess, if any, of the fair value of the modified award over the fair value of the original aware immediately before its terms were modified. As a result of these modifications during the year ended December 31, 2020, the Company recognized incremental compensation costs of $0.4 million.

As of December 31, 2020, total unrecognized employee stock-based compensation related to stock options granted was $2.9 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected volatility	112.0%	111.0%
Risk-free interest rate	1.0%	2.4%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.0

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Volatility – The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options.

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

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on the Nasdaq Global Select Market.

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating Expenses
Research and development	$536	$347
General and administrative	1,430	3,052
Total	$1,966	$3,399

2014 Employee Stock Purchase Plan

The board of directors adopted, and the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan, or the ESPP, in March 2014. The ESPP became effective on March 20, 2014.

The maximum aggregate number of shares of common stock that may be issued under the ESPP per purchase period is 2,500 shares (which was adjusted for the reverse stock split that occurred in October 2018). Additionally, the number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; and (ii) 50,000 shares of common stock (which was adjusted for the reverse stock split that occurred in October 2018). The board of directors may act prior to the first day of any calendar year to provide that there will be no January 1 increase or that the increase will be for a lesser number of shares than would otherwise occur. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

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

The administrator may approve offerings with a duration of not more than 27 months and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of common stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP.

The ESPP permits participants to purchase shares of our common stock through payroll deductions with up to 15% of their earnings. The purchase price of the shares will be not less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The fair value of the ESPP grants were immaterial for the years ended December 31, 2020 and 2019, respectively.

10. Income Taxes

The provision (benefit) for federal income taxes in 2020 and 2019 is as follows (in thousands):

December 31,
	2020	2019
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	$—	$—
State	—	—
Total deferred tax expense	—	—
Total income tax expense	$—	$—

Income tax expense (benefit) in 2020 and 2019 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2020	2019
Federal tax benefit at statutory rate	21%	21%
Change in valuation allowance	(12)%	(23)%
Section 382 limitation	—	—
Other non-deductible expenses	(1)%	(1)%
Stock based compensation	(8)%	(7)%
ASC 842 lease accounting	—	10%
Total	0%	0%

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Net operating loss carry forwards	$10,988	$5,869
Research and development tax credits	90	90
Stock based compensation and other	2,860	5,099
Operating lease obligation	1,789	2,149
Total deferred tax assets	15,727	13,207
Less: Valuation allowance	(15,106)	(11,326)
Deferred tax liabilities	—	(55)
Operating lease right-of-use assets	(621)	(1,826)
Net deferred tax assets	$—	$—

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

The valuation allowance increased by approximately $3.8 million in 2020 and increased $4.3 million in 2019.

At December 31, 2020, the Company has net operating loss carryforwards for federal income tax purposes of approximately $52.3 million, of which $47.5 million was generated post December 31, 2017 (after section 382 limitation) and will have no expiration date. The remaining $4.8 million of net operating loss carryforwards begin to expire in 2037. The Company also has federal research and development tax credits of approximately $90 thousand, which begin to expire in 2037.

As of December 31, 2020, the Company’s total gross deferred tax assets were $15.7 million. Due to the Company’s lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception up to the Aravive Biologics' acquisition date. Based on this analysis during 2018, management determined that both Versartis, Inc. and Aravive Biologics did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. During the years ended December 31, 2020 and 2019, no additional ownership changes were noted.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2020 and 2019, the Company’s reserve for unrecognized tax benefits is approximately $39 thousand. Due to the full valuation allowance at December 31, 2020, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2019	72
Gross increase/ (decrease) related to prior year tax positions	(72)
Gross increase related to current year positions	39
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2019	$39
Gross increase/ (decrease) related to prior year tax positions	—
Gross increase related to current year positions	—
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2020	$39

All tax years remain open for examination by federal and state tax authorities.

11. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. Employer contributions were $15 thousand for 2020 and none for 2019.

12. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	December 31,
	2020	2019
Net loss attributable to common stockholders- basic and diluted	$(30,543)	$(18,218)
Net loss per share- basic and diluted	$(1.93)	$(1.57)
Weighted-average common shares used to compute net loss per share- basic and diluted	15,790	11,589

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2020 and 2019, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2020	2019
Options to purchase common stock	2,173,776	1,820,160
Restricted stock units	233	42,112

13. Subsequent Events

At the Market Offering Program

In January and February 2021, the Company sold 197,949 shares for proceeds net of discounts and offering costs of $1.6 million under the Equity Distribution Agreement.

Related party transaction

On February 12, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Eshelman Ventures relating to the issuance and sale (the “Offering”) of 2,875,000 shares of the Company’s common stock at a price per share of $7.29.  The Offering closed on February 18, 2021 and the Company received aggregate gross proceeds from the Offering of approximately $21.0 million. Eshelman Ventures is an entity wholly owned by the Company’s chairman of the board.

Exhibit Index

Exhibit Number	Description
1.1

Equity Distribution Agreement, dated as of March 26, 2019 between Aravive, Inc. and Piper Jaffray & Co (Incorporated herein by reference to exhibit number 1.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on March 26, 2019).

1.2

Equity Distribution Agreement, dated as of September 4, 2020 between Aravive, Inc., Piper Sandler & Co. and Cantor Fitzgerald & Co. (Incorporated herein by reference to exhibit number 1.1 of the Registration Statement on Form S-3 (File No. 333-248612) as filed with the SEC on September 4, 2020).

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

10.1*

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

10.4*	2014 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

10.5*

Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement. (Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-194949), as filed with the SEC on April 1, 2014).

10.6*

Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on April 17, 2014).

Exhibit Number	Description

10.7*

Change in Control Severance Plan. (Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 10, 2014).

10.8*

2014 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

10.9*

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

10.11

Operating Lease Agreement by and between Versartis, Inc. and Bohannon Associates dated March 17, 2017 (Incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q (File No. 001-36361), as filed with the SEC on May 10, 2017).

10.12

Agreement and Plan of Merger and Organization among Versartis, Inc., Velo Merger Sub, Inc. and Aravive Biologics, Inc. dated as of June 3, 2018 (Incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 4, 2018).

10.13†

Cancer Research Grant Contract, dated December 1, 2015, by and between the Cancer Prevention and Research Institute of Texas and Ruga Corporation (Incorporated herein by reference to Exhibit 10.1 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.14†

Exclusive License Agreement, dated January 25, 2012, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.2 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.15†

Amendment to the Exclusive License Agreement, dated July 26, 2012, by and between the Board of Trustees of Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.3 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.16†

Amendment No. 2 to the Exclusive License Agreement, dated September 25, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.4 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.17†

Amendment No. 3 to the Exclusive License Agreement, dated September 25, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.5 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.18†

Master Manufacturing Services Agreement, dated July 11, 2016, by and between WuXi Biologics (Hong Kong) Limited and Aravive Biologics, Inc. (Incorporated herein by reference to Exhibit 10.6 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.19†

License Agreement dated December 1, 2017, by and between WuXi Biologics (Hong Kong) Limited and Aravive Biologics, Inc. (Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.20*

Indemnification Agreement dated October 17, 2016, by and between Ruga Corporation and Vinay Shah (Incorporated herein by reference to Exhibit 10.8 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.21

Sublease dated August 21, 2018, by and among Versartis, Inc. and Eva Automation, Inc.  (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on September 20, 2018).

10.22*	Aravive, Inc. 2017 Equity Incentive Plan (Incorporated herein by reference to Exhibit 4.9 of our registration statement on Form S-8 (File No. 333-227865), as filed with the SEC on October 17, 2018).

10.23*

Aravive, Inc. 2010 Equity Incentive Plan, as amended (Incorporated herein by reference to Exhibit 4.10 of our registration statement on Form S-8 (File No. 333-227865), as filed with the SEC on October 17, 2018).

10.24*

Separation Agreement with Paul Westberg effective November 15, 2018 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on November 20, 2018).

Exhibit Number	Description

10.25*

Amendment to Jay Shepard Offer Letter dated as of February 6, 2019 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.26*

Offer Letter dated February 1, 2017 and the amendment thereto dated May 30, 2018 by and between Aravive Biologics, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.27*

Severance Agreement dated May 31, 2018 and amendment thereto dated September 24, 2018 between Aravive Biologics, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.28*

Offer Letter dated January 1, 2017 by and between Aravive Biologics, Inc. and Gail McIntyre (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.29*

Non-Employee Director Compensation Policy, as amended January 3, 2019 (Incorporated herein by reference to exhibit number 10.60 on our annual report on Form 10-K (File No. 001-36361), as filed with the SEC on March 15, 2019).

10.30*

Amendment to Jay Shepard Offer Letter effective as of February 28, 2019 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 6, 2019).

10.31*

First Amendment to Aravive, Inc. 2014 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 6, 2019).

10.32*

Offer Letter, dated January 8, 2020, between Rekha Hemrajani and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.33*

Separation Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.34

Consulting Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.35*

Aravive, Inc. 2019 Equity Incentive Plan (Incorporated herein by reference to Exhibit 99.1 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.36*

Form of Stock Option Grant Notice and Stock Option Agreement (Incorporated herein by reference to Exhibit 99.2 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.37*	Offer Letter, dated March 26, 2020, between Vinay Shah and Aravive, Inc. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.38*

Offer Letter, dated March 26, 2020 between Gail McIntyre and Aravive, Inc. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.39*

Form of 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.50 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.40

Investment Agreement, dated as of April 6, 2020, by and among the Company, Eshelman Ventures, LLC, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.41*

Separation Agreement dated April 8, 2020 between the Company and Rekha Hemrajani (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020).

10.42*

Option Agreement dated April 8, 2020 by and between the Company and Srini Akkaraju (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.43*

Option Agreement dated April 8, 2020 by and between the Company and Jay Shepard. (Incorporated herein by reference to Exhibit 10.5 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.44*

Option Agreement dated April 8, 2020 by and between the Company and Robert Hoffman. (Incorporated herein by reference to Exhibit 10.6 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

Exhibit Number	Description

10.45*

Amendment to Offer Letter dated as of April 8, 2020 by and between the Company and Gail McIntyre. (Incorporated herein by reference to Exhibit 10.7 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.46†

Collaboration and License Agreement between Aravive, Inc. and 3D Medicines Inc. dated November 6, 2020 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on November 10, 2020)

10.47*

Consulting Agreement, dated December 31, 2020, between the Company and Ray Tabibiazar (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 1, 2021)

10.48*#	Offer Letter, dated September 8, 2020 between Reshma Rangwala and the Company

21.1#	List of Subsidiaries.

23.1#	Consent of BDO USA, LLP.

24.1#	Power of Attorney (included in the signature page hereto).

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#	Filed herewith
†	Registrant has been granted confidential treatment for certain portions of this agreement. The omitted portions have been filed separately with the SEC.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aravive, Inc.

Date: March 16, 2021	By:	/s/ Gail McIntyre
Gail McIntyre
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gail McIntyre and Vinay Shah, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gail McIntyre	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Gail McIntyre

/s/ Vinay Shah	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 16, 2021
Vinay Shah

/s/ Fredric N. Eshelman, Pharm.D.	Director	March 16, 2021
Fredric N. Eshelman, Pharm.D.	(Chairman of the Board)

/s/ Amato Giaccia, Ph. D.	Director	March 16, 2021
Amato Giaccia, Ph. D.

/s/ Michael W. Rogers	Director	March 16, 2021
Michael W. Rogers

/s/ Eric Zhang	Director	March 16, 2021
Eric Zhang