Form 10-Q
period 2021-03-31
Aravive, Inc.
filed 2021-05-06
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 20,388,029 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$78,682	$60,541
Prepaid expenses and other current assets	2,804	1,148
Total current assets	81,486	61,689
Restricted cash	2,430	2,430
Property and equipment, net	505	526
Operating lease right-of-use assets	2,770	2,958
Intangible asset, net	66	97
Other assets	10	10
Total assets	$87,267	$67,710
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,943	$2,500
Accrued liabilities	1,309	2,323
Operating lease obligation, current portion	2,401	2,086
Current portion of deferred revenue	2,449	2,552
Total current liabilities	9,102	9,461
Deferred revenue, net of current portion	3,610	3,763
Operating lease obligation, net of current portion	5,839	6,431
Total liabilities	18,551	19,655
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 20,318,652 and 16,481,099 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	577,372	548,707
Accumulated deficit	(508,658)	(500,654)
Total stockholders' equity	68,716	48,055
Total liabilities and stockholders’ equity	$87,267	$67,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Collaboration revenue	$256	$—
Total revenue	256	—
Operating expenses
Research and development	5,884	3,491
General and administrative	2,380	3,951
Loss on impairment of long-lived assets	—	2,870
Total operating expenses	8,264	10,312
Loss from operations	(8,008)	(10,312)
Interest income	9	217
Other income (expense), net	(5)	(701)
Net loss	$(8,004)	$(10,796)
Net loss per share - basic and diluted	$(0.44)	$(0.72)
Weighted-average common shares used to compute basic and diluted net loss per share	18,067	15,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	77,858	—	260	—	260
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000		20,866		20,866
Issuance of common stock in at-the-market offering	884,695		7,034		7,034
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(8,004)	(8,004)
Balances at March 31, 2021	20,318,652	$2	$577,372	$(508,658)	$68,716

	Three Months Ended
	March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	5,645	—	33	—	33
Issuance of common stock under employee benefit plans	8,492	—	—	—	—
Stock-based compensation	—	—	717	—	717
Net loss	—	—	—	(10,796)	(10,796)
Balances at March 31, 2020	15,015,932	$2	$539,908	$(480,907)	$59,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,004)	$(10,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	240	125
Impairment of long-lived assets	—	2,870
Stock-based compensation expense	505	717
Write-off lease receivable/prepaid commission assets	—	1,383
Changes in assets and liabilities
Prepaid expenses and other assets	(1,656)	1,188
Accounts payable	443	110
Deferred revenue	(256)	—
Accrued and other liabilities	(1,291)	(59)
Net cash used in operating activities	(10,019)	(4,462)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	—	33
Proceeds from issuance of common stock in connection with exercise of options	260	—
Proceeds from issuance of common stock in direct offering, net of issuance costs	20,866	—
Proceeds from issuance of common stock in at-the-market offering	7,034	—
Net cash provided by financing activities	28,160	33
Net change in cash, cash equivalents, and restricted cash	18,141	(4,429)
Cash, cash equivalents, and restricted cash at beginning of period	62,971	67,557
Cash, cash equivalents, and restricted cash at end of period	$81,112	$63,128

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

The Company’s current development program benefits from the availability of a proprietary serum-based biomarker that accelerated AVB-500 drug development by allowing the Company to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to AVB-500.

In the Company’s completed Phase 1 clinical trial in healthy volunteers with its lead product candidate, AVB-500, the Company demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of the Company’s lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer.

In December 2018, the Company initiated a Phase 1b clinical trial of AVB-500 combined with standard of care therapies in patients with platinum-resistant ovarian cancer, or PROC, for which it reported results in July 2020.

In January 2020, the Company announced that the FDA has cleared its Investigational New Drug (“IND”) application for investigation of AVB-500, in the treatment of its second oncology indication, clear cell renal cell carcinoma (“ccRCC”).

In April 2020, the Company entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

On November 6, 2020, the Company entered into a collaboration and license agreement with 3D Medicines Inc., or 3D Medicines, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau. In April 2021, the Company dosed the first patient in our Phase 3 trial of AVB-500 in platinum resistant ovarian cancer. Based upon this event, we have completed our first clinical milestone with 3D Medicines and expect to receive a $6 million cash payment related the completion of this milestone.

During the fourth quarter of 2020, the Company initiated its Phase 1b/2 trial of AVB-500 in ccRCC and the Company dosed its first patient in the trial in March 2021.

During the first quarter of 2021, the Company initiated a registrational Phase 3 trial of AVB-500 in PROC and the Company dosed its first patient in the trial in April 2021.

With the global spread of the ongoing novel coronavirus, or COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected, including increased expense if the Company experiences delays in patient enrollment and deems it necessary or advisable to improve patient recruitment including by opening additional clinical sites. As the Company advances its clinical programs, the Company is in close contact with its clinical research

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

organizations and clinical sites and is assessing the impact of COVID-19 on its planned studies and current timelines and costs. Although the Company has experienced delays in patient enrollment due to the COVID-19 pandemic, the delays have not been significant and have not materially impacted the Company’s clinical timelines.  Accordingly, the Company currently does not anticipate any interruptions in its clinical timelines or operations due to COVID-19.  However, if the COVID-19 pandemic continues and persists for an extended period of time, the Company could experience significant disruptions to its clinical development timeline, which would adversely affect the Company’s business, financial condition, results of operations and growth prospects.

In July 2016, Aravive Biologics was approved for a $20.0 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was expected to allow Aravive Biologics to develop the product candidate referenced above through clinical trials. The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. Aravive Biologics’ royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement where Aravive Biologics matched 50% of funding from the CPRIT Grant. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds over the three-year project. Aravive Biologics raised all its required $10.0 million in matching funds.

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2021 and, its results of operations for the three month periods ended March 31, 2021 and 2020, and cash flows for the three month periods ended March 31, 2021, and 2020. The December 31, 2020 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company on March 16, 2021, with the U.S. Securities and Exchange Commission (the “SEC”).

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The accompanying unaudited condensed consolidated statement of financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2021, the Company had an accumulated deficit of $508.7 million and working capital of $72.4 million. The Company expects to continue to incur losses from expenses related to the development of AVB-500 and related administrative activities for the foreseeable future. As of March 31, 2021, the Company had a cash and cash equivalents balance of approximately $78.7 million consisting of cash and investments in highly liquid U.S. money market funds. While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance its clinical development program to later stages of development and commercialize its clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company.

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

Cash and cash equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of March 31, 2021.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

The Company’s financial instruments consist of Level 1 assets as of March 31, 2021 and December 31, 2020.  Level 1 securities are comprised of highly liquid money market funds.

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

ARAVIVE, INC.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating Expenses
Research and development	$219	$121
General and administrative	286	596
Total	$505	$717

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the periods ended March 31, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for those periods.

Intangible Asset

Intangible assets consist of an assembled workforce which was acquired as part of the Merger with Versartis, Inc. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The estimated useful life of the assembled workforce is 3 years.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Currently, the Company has one collaboration agreement with 3D Medicines, see Note 4 for further discussion.

Revenue Recognition

The Company’s sole source of revenue for 2021 and 2020 has been generated through its collaboration and license agreement. The Company’s collaboration and license agreement contains multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. The Company’s customer includes 3D Medicines Inc. (“3D Medicines”).

The Company follows ASC 606, Revenue from Contracts with Customers (ASC 606) for recognition of its collaboration and license agreement. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for goods or services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Research and development services

The Company generates revenue from research and development services it provides to its customer and primarily includes clinical trials, and assistance during regulatory approval application process. Revenue associated with these services is recognized based on the Company’s estimate of total consideration to be received for such services and the pattern in which the Company perform the services. The pattern of performance is generally determined to be the amount of incurred costs related to the service portion of the contract with the customer as a percentage of total expected costs associated with the service portion of the contract.

Contracts with Multiple Performance Obligations.

The Company’s collaboration and license agreement with its customer contains multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The estimated standalone selling price is based on the adjusted market assessment approach including estimated present value of future cash flows and cost-plus margin approach, taking into consideration the type of services, estimates of hourly market rates, and stage of the development.

Variable Consideration.

The Company’s contracts with its customer primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to the Company upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until the Company concludes it is probable that reversal of such milestone revenue will not occur.  As part of the Company’s evaluation of the constraint, the Company considers numerous factors, including whether the achievement of the milestone is outside of the Company’s control, contingent upon regulatory approval or dependent on licensee efforts.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance as of January 1, 2021, the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2021, the adoption did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

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

	Fair Value Measurements at March 31, 2021
	(unaudited)
	Total	Level 1
Assets
Money market funds	$49,209	$49,209

	Fair Value Measurements at December 31, 2020
	Total	Level 1
Assets
Money market funds	$49,207	$49,207

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended March 31, 2021 or December 31, 2020.

Nonrecurring fair value measurements

As disclosed in Note 2, the Company recorded an impairment charge of approximately $2.9 million related to right-of-use and leasehold improvement assets for the three months ended March 31, 2020. This impairment charge was derived using Level 3 inputs and the fair value of the long-lived assets was derived by using a discounted cash flow analysis of the 1020 Space.

4. Collaboration and License Agreement

On November 6, 2020, the Company entered into a collaboration and license agreement (the “Agreement”) with 3D Medicines, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau (the “Territory”).

Under the terms of the Agreement, the Company was paid $12 million and is eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any such milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of the Leland Stanford Junior University (“Stanford”) based on certain amounts received from 3D Medicines under the

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date. As of March 31, 2021, the Company estimated $132 thousand due to Stanford. For the year ended December 31, 2020, the Company received payments of $12 million from 3D Medicines.

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

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $12.0 million transaction price of the upfront payments as such: $6.4 million to the research and development services performance obligation and $5.6 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact the license was determined to be a functional license due to current stage in development of AVB-500. AVB-500 has been developed, dosing levels have already been determined and the drug is currently in a Phase 3 clinical trial related to its PROC ovarian cancer trial. As of March 31, 2021, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

The Company recognized in revenue $0.3 million related to the research and development services for the three months ended March 31, 2021. As of March 31, 2021, the Company had a contract liability balance of $6.0 million of which $2.4 million is classified as current and $3.6 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The service period for the future research and development services is expected to occur over the next 2.2 years.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In October 2018, the Company executed a sublease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the sublease commenced on October 30, 2018 and expired August 31, 2020.

In August 2020, the Company entered into a lease agreement in North Carolina for approximately 4,128 square feet for office space. The monthly lease payments will be approximately $9 thousand per month for a period of 63 months with a three-month rent abatement period. The lease commenced in the fourth quarter of 2020.

The Company’s rent expense including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.4 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $0.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 7.64%, which approximates the Company’s incremental borrowing rate.

As of March 31, 2021, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2021 (9 months remaining)	$2,182
2022	2,983
2023	3,067
2024	2,643
2025	116
Thereafter	30
Total future minimum lease payments	11,021
Less: discount	(2,781)
Total lease liabilities	$8,240

1020 Marsh Sublease

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space referenced above. The 1020 Space sublease commenced on October 1, 2018 for 72 months. EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the period ended March 31, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a straight-line sublease rent receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations for the period ended March 31, 2020. Overall, for the three months ended March 31, 2020 and for the year ended December 31, 2020, the Company recorded sublease loss associated with this sublease of $0.7 million and $13 thousand, respectively. During the three months ended March 31, 2020 and for the year ended December 31, 2020, cash received from EVA was $0.4 million and $1.2 million, respectively, which amount was included in the change in prepaid expenses and other assets for operating cash flows.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2021.

7. Common Stock

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

Related Party Transaction

On February 12, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Eshelman Ventures relating to the issuance and sale (the “Offering”) of 2,875,000 shares of the Company’s common stock at a price per share of $7.29. The Offering closed on February 18, 2021 and the Company received aggregate proceeds from the Offering of approximately $20.9 million, net of offering costs. Eshelman Ventures is an entity wholly owned by the Company’s chairman of the board.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On September 4, 2020, and pursuant to the Form S-3, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of the Company’s common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents (the “Sales Agents”). During the three-month period ended March 31, 2021, the Company sold 884,649 shares for net proceeds of $7.0 million under the Equity Distribution Agreement.

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of March 31, 2021, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 2,189,932. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

January 1, 2021 with an expiration date of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2021	2,173,776	$9.59
Options granted	511,950	6.10
Options cancelled	(67,131)	10.40
Options exercised	(77,858)	3.32
Balances, March 31, 2021	2,540,737	$9.06	6.5	$7,446
Outstanding and expected to vest as of March 31, 2021	2,357,071	$9.23	6.3	$7,332
Exercisable as of March 31, 2021	1,581,920	$10.36	4.8	$6,833

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the three months ended March 31, 2021, was $0.4 million.

Stock Options Granted to Employees

During the three months ended March 31, 2021 and 2020, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $5.13 and $9.77 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of March 31, 2021, total unrecognized employee stock-based compensation related to stock options granted was $4.3 million, which is expected to be recognized over the weighted-average remaining vesting period of 3 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	March 31,	March 31,
	2021	2020
Expected volatility	113.5%	111.0%
Risk-free interest rate	0.6%	1.6%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.1	6.1

Determining Fair Value of Stock Options – The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Volatility – The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options.

Risk-Free Interest Rate – The risk-free rate assumption was based on the U.S. Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

9. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(8,004)	$(10,796)
Basic and diluted net loss per share	$(0.44)	$(0.72)
Weighted-average shares used to compute basic and diluted net loss per share	18,067	15,013

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three months ended March 31, 2021 and 2020, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three months ending March 31, 2021 and 2020 have been excluded from the computation of diluted shares outstanding:

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	2,540,737	2,174,159
Restricted stock units	—	90,620

10. Subsequent Event

In April 2021, the Company dosed the first patient in its Phase 3 trial of AVB-500 in platinum resistant ovarian cancer. Based upon this event, the Company has completed its first clinical milestone with 3D Medicines and expects to receive a $6 million cash payment related to the completion of this milestone. A portion of collaboration revenue related to the completion of this milestone will be recorded in the second quarter of 2021 and the remaining amount will be deferred over the development period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 16, 2021 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations and the uncertain negative impacts that current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiary, Private Aravive. References to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of their merger in October 2018.

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

Overview

We are a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

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

In our completed Phase 1 clinical trial in healthy volunteers with our lead product candidate, AVB-500, we have demonstrated proof of mechanism for AVB-500 in neutralizing GAS6. Importantly, AVB-500 had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

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

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

On November 6, 2020, we entered into a collaboration and license agreement with 3D Medicines Inc. or 3D Medicines, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

During the fourth quarter of 2020, we initiated our Phase 1b/2 trial of AVB-500 in ccRCC and we dosed our first patient in the trial in March 2021.

During the first quarter 2021, we initiated our registrational P3 trial of AVB-500 in PROC and we dosed our first patient in the trial in April 2021.

In May 2021, we announced plans to investigate AVB-500 in a clinical trial as a first line treatment for patients with pancreatic cancer. This is another cancer with an urgent, unmet medical need to improve patient survival. The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates that there will be 60,430 people diagnosed with pancreatic cancer in the United States and some 48,220 deaths from these cancers in 2021. Pancreatic cancer typically has a poor prognosis and is projected to become the second leading cause of cancer death in the United States behind lung cancer by 2030. Currently, the five-year survival rate for pancreatic cancer is 10.8%.

The expected trial design in pancreatic cancer will investigate AVB-500 in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with advanced metastatic pancreatic cancer eligible to receive gemcitabine and nab-paclitaxel (Abraxane®) combination therapy in a Phase1b/P2 trial. The Phase1b portion will be designed to assess safety and tolerability and clinical activity in the triplet (AVB-500 + gemcitabine + nab-paclitaxel (Abraxane®)) followed by a randomized, controlled Phase 2 portion to look at the AVB-500 triplet combination vs gemcitabine + nab-paclitaxel (Abraxane®) alone. The primary endpoint of the Phase 2 trial will be progression-free survival and secondary endpoints will be overall survival, safety, objective response rate and duration of response. This Phase 1b portion of the trial is expected to initiate in the second half of 2021.

With the global spread of the ongoing novel coronavirus or COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected, including increased expense if we experience delays in patient enrollment and we deem it necessary or advisable to improve patient recruitment including by opening additional clinical sites. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our planned studies and current timelines and costs. Although we have experienced delays in patient enrollment due to the COVID-19 pandemic, the delays have not been significant and have not materially impacted our clinical timelines.  Accordingly, we currently do not anticipate any interruptions in our clinical timelines or operations due to COVID-19.  However, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to its clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the periods ended March 31, 2021 and 2020.

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

During the three-month period ended March 31, 2021, we sold 884,649 shares for net proceeds of $7.0 million under the Equity Distribution Agreement.

In April 2021, we dosed the first patient in our Phase 3 trial of AVB-500 in platinum resistant ovarian cancer. Based upon this event, we have completed our first clinical milestone with 3D Medicines and expect to receive a $6 million cash payment related the completion of this milestone.

In April 2021 we also announced that we have simplified the Phase 3 trial’s statistical analysis plan to include a single prospectively defined interim analysis to determine whether randomization will continue with all patients, regardless of prior bevacizumab treatment, or only with patients who are medically ineligible to receive bevacizumab or chose not to receive bevacizumab. Analysis of pretreatment serum sAXL/GAS6 will be an exploratory endpoint in the trial and conducted to determine whether it can identify patients who benefit from AVB-500 plus paclitaxel, but it will not be used in an interim analysis to select patients. The primary endpoint of the trial remains progression free survival by RECIST 1.1, a standard method of assessing clinical activity in this patient population and the accepted endpoint for full regulatory approval. The secondary endpoint is overall survival.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three months ended March 31, 2021, we generated $0.3 million from our collaboration agreement with 3D Medicines collaboration agreement. This revenue is recognized based upon our remaining deferred revenue balance as the underlying services are performed pursuant to our current development plan for our Phase 3 trial of AVB-500 in PROC.

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

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh property lease in 2020 and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations in 2021 and 2020.

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

Results of operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)
Revenue:
Collaboration revenue	$256	$—	$256	NM(1)
Operating expenses:
Research and development	5,884	3,491	2,393	69%
General and administrative	2,380	3,951	(1,571)	-40%
Loss on impairment of long-lived assets	—	2,870	(2,870)	NM(1)
Total operating expenses	8,264	10,312	(2,048)	-20%
Loss from operations	(8,008)	(10,312)	(2,304)	-22%
Interest income	9	217	(208)	-96%
Other income (expense), net	(5)	(701)	696	-99%
Net loss	$(8,004)	$(10,796)	$(2,792)	-26%
(1)	Not meaningful

Collaboration revenue

In November 2020, we entered into a collaboration and license agreement with 3D Medicines. Collaboration revenue was $0.3 million in 2021 and $6.0 million of deferred revenue as of March 31, 2021, to be recognized in a future period.

Research and development expense

Research and development expense increased by $2.4 million, or 69%, to $5.9 million in the three months ended March 31, 2021 from $3.5 million for the same period in 2020. The increase was primarily due to our clinical trial expenses and an increase in our compensation expense as we further built out our research and development team for our clinical trials. The initiation of our Phase 3 trial of AVB-500 in PROC has been a significant driver to the recent increase in research and development expense in the three months ended March 31, 2021 when compared to the same period in 2020.

General and administrative expense

General and administrative expense decreased by $1.6 million, or 40%, to $2.4 million in the three months ended March 31, 2021 from $4.0 million for the same period in 2020. The decrease was primarily driven by lower stock-based compensation expense along with reduced rent expense, legal and consulting fees.

Loss on impairment of long-lived assets

The Company incurred non-cash charges for impairment of our long-lived assets of $2.9 million for the three months ended March 31, 2020. We measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as we currently plan to market the 1020 Marsh Road location for subletting.

Other income (expense), net

Other expense, decreased by $0.7 million, or 99%, to $5 thousand in the three months ending March 31, 2021 from $0.7 million for the same period in 2020. The decrease relates to a write-down of $1.4 million related to our sublease receivable balance and previously capitalized commission charges from the EVA sublease partially offset by sublease income recorded in the three months ended March 31, 2020 as compared to no write-down or sublease income recorded for the three months ended March 31, 2021.

Liquidity and capital resources

Since our inception and through March 31, 2021, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as upfront payments received from license agreements. At March 31, 2021, we had an accumulated deficit of approximately $508.7 million and working capital of $72.4 million, primarily as a result of research and development and general and administrative expenses. At March 31, 2021, we had cash and cash equivalents of approximately $78.7 million, a majority of which is invested in money market funds at several highly rated financial institutions. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant. In November 2020, we received $12 million in upfront payments from 3D Medicines pursuant to our collaboration and license agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock.

In September 2020, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020, or the Form S-3. On September 4, 2020, we entered into an equity distribution agreement or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents, or the Sales Agents.  During the three-month period ended December 31, 2020, we sold 377,400 shares for proceeds net of discounts and offering costs of $2.4 million under the Equity Distribution Agreement. During the three-month period ended March 31, 2021, we sold 884,649 shares for net proceeds of $7.0 million under the Equity Distribution Agreement.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months
	March 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(10,019)	$(4,462)
Financing activities	28,160	33
Net increase (decrease) in cash and cash equivalents	$18,141	$(4,429)

Cash used in operating activities

Net cash used in operating activities was $10.0 million and $4.5 million during the three months ended March 31, 2021 and 2020, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities for the three months ended March 31, 2021 increased compared to the same period in 2020 due primarily to the ramp up in our Phase 3 trial of AVB-500 in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC.

Cash provided by investing activities

Net cash from investing activities during the periods ended March 31, 2021 and 2020 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $28.2 million during the three months ended March 31, 2021 related to $20.9 million in net proceeds from the issuance and sale of shares of our common stock to Eshelman Ventures and $7.0 in net proceeds from the issuance and sales of our common stock pursuant to the Equity Distribution Agreement.

Contractual obligations and commitments

During the three months ended March 31, 2021, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate and market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of March 31, 2021, we had cash and cash equivalents of approximately $78.7 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2021.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of approximately $508.7. Our historical financial statements prior to the fourth quarter of 2018 are solely those of Versartis, Inc., and our accumulated deficit does not reflect the cumulative deficit of Private Aravive.

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

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate or if we experience delays in studies due to unforeseen events such as the COVID-19 pandemic. Even if our product candidate, AVB-500, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for AVB-500. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2021, we had approximately $78.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2020 through December 31, 2020 the reported sale price of our common stock has fluctuated between $3.50 and $14.81 per share. From January 1, 2021 through March 31, 2021 the reported closing price of our common stock has fluctuated between $5.11 and $9.24 per share. The ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

Our current executive officers, directors, and entities under our control will continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

As of March 31, 2021, our current executive officers, directors and entities under their control, in the aggregate, owned shares representing approximately 28.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014

3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017

3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018

3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019

10.1	Amendment to Offer Letter dated as of January 25, 2021 by and between Aravive, Inc. and Gail McIntyre, Ph.D.	8-K	001-36361	10.1	01/27/2021

10.2	Securities Purchase Agreement, dated February 12, 2021, by and between Aravive, Inc. and Eshelman Ventures, LLC	8-K	001-36361	10.1	02/16/2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
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

ARAVIVE, INC.
(Registrant)

Date: May 6, 2021	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: May 6, 2021	By:/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)