Form 10-Q
period 2021-06-30
Aravive, Inc.
filed 2021-08-05
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 20,714,004 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$75,437	$60,541
Prepaid expenses and other current assets	4,265	1,148
Total current assets	79,702	61,689
Restricted cash	2,430	2,430
Property and equipment, net	470	526
Operating lease right-of-use assets	2,582	2,958
Intangible asset, net	36	97
Other assets	10	10
Total assets	$85,230	$67,710
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,601	$2,500
Accrued liabilities	1,615	2,323
Operating lease obligation, current portion	2,373	2,086
Current portion of deferred revenue	4,010	2,552
Total current liabilities	11,599	9,461
Deferred revenue, net of current portion	4,315	3,763
Operating lease obligation, net of current portion	5,258	6,431
Total liabilities	21,172	19,655
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 20,714,004 and 16,481,099 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	579,819	548,707
Accumulated deficit	(515,763)	(500,654)
Total stockholders' equity	64,058	48,055
Total liabilities and stockholders’ equity	$85,230	$67,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Collaboration revenue	$3,789	$—	$4,045	$—
Total revenue	3,789	—	4,045	—
Operating expenses
Research and development	8,120	2,522	14,004	6,014
General and administrative	3,080	3,201	5,460	7,151
Loss on impairment of long-lived assets	—	—	—	2,870
Total operating expenses	11,200	5,723	19,464	16,035
Loss from operations	(7,411)	(5,723)	(15,419)	(16,035)
Interest income	11	26	20	243
Other income (expense), net	295	656	290	(45)
Net loss	$(7,105)	$(5,041)	$(15,109)	$(15,837)
Net loss per share - basic and diluted	$(0.35)	$(0.32)	$(0.78)	$(1.02)
Weighted-average common shares used to compute basic and diluted net loss per share	20,414	15,902	19,247	15,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Six Months Ended
	June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	77,858	—	260	—	260
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000		20,866		20,866
Issuance of common stock in at-the-market offering	884,695		7,034		7,034
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(8,004)	(8,004)
Balances at March 31, 2021	20,318,652	$2	$577,372	$(508,658)	$68,716
Issuance of common stock upon exercise of options	63,094	—	20	—	20
Issuance of common stock in at-the-market offering	314,983	—	1,816	—	1,816
Issuance of common stock under employee benefit plans	17,275	—	71	—	71
Stock-based compensation	—	—	540	—	540
Net loss	—	—	—	(7,105)	(7,105)
Balances at June 30, 2021	20,714,004	$2	$579,819	$(515,763)	$64,058

	Three and Six Months Ended
	June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	5,645	—	33	—	33
Issuance of common stock under employee benefit plans	8,492	—	—	—	—
Stock-based compensation	—	—	717	—	717
Net loss	—	—	—	(10,796)	(10,796)
Balances at March 31, 2020	15,015,932	$2	$539,908	$(480,907)	$59,003
Issuance of common stock in private placement, net of issuance costs of $78	931,098		$4,922		$4,922
Issuance of common stock upon exercise of options	13,844	—	53	—	53
Issuance of common stock under employee benefit plans	35,303	—	22	—	22
Stock-based compensation	—	—	488	—	488
Net loss	—	—	—	(5,041)	(5,041)
Balances at June 30, 2020	15,996,177	$2	$545,393	$(485,948)	$59,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(15,109)	$(15,837)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	493	1,153
Impairment of long-lived assets	—	2,870
Stock-based compensation expense	1,045	1,205
Write-off lease receivable/prepaid commission assets	—	1,383
Changes in assets and liabilities
Prepaid expenses and other assets	(3,117)	637
Accounts payable	1,101	(177)
Deferred revenue	2,010	—
Accrued and other liabilities	(1,594)	(1,330)
Net cash used in operating activities	(15,171)	(10,096)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	71	108
Proceeds from issuance of common stock in connection with exercise of options	280	—
Proceeds from issuance of common stock in direct offering, net of issuance costs	20,866	—
Proceeds from issuance of common stock in private placement, net of issuance costs	—	4,922
Proceeds from issuance of common stock in at-the-market offering	8,850	—
Net cash provided by financing activities	30,067	5,030
Net change in cash, cash equivalents, and restricted cash	14,896	(5,066)
Cash, cash equivalents, and restricted cash at beginning of period	62,971	67,557
Cash, cash equivalents, and restricted cash at end of period	$77,867	$62,491

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

In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of the Company’s lead development candidate, AVB-500, for platinum-resistant recurrent ovarian cancer ("PROC").

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

In April 2020, the Company entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (CTGF), implicated in cancer and fibrosis, and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

On November 6, 2020, the Company entered into a collaboration and license agreement with 3D Medicines Inc., or 3D Medicines, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain AVB-500 as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau for an upfront cash payment of $12 million. In April 2021, the Company dosed the first patient in our Phase 3 trial of AVB-500 in platinum resistant ovarian cancer. Based upon this event, the Company has completed its first clinical milestone with 3D Medicines and the Company received a $6 million cash payment related to the completion of this milestone, during the second quarter of 2021. In July 2021, the Company received notice that it achieved a $3 million development milestone from its licensee, 3D Medicines Inc. This milestone is based on the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) approval of the IND application submitted by 3D Medicines Inc. to participate in the Company’s international AVB-500 Phase 3 PROC clinical trial.

During the fourth quarter of 2020, the Company initiated its Phase 1b portion of its Phase 1b/2 trial of AVB-500 in ccRCC and the Company dosed its first patient in the trial in March 2021.

During the first quarter of 2021, the Company initiated a registrational Phase 3 trial of AVB-500 in PROC and the Company dosed its first patient in the trial in April 2021.

During the second quarter of 2021, the Company announced positive initial results from the AVB-500 Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC. Based on the pharmacokinetics, pharmacodynamics, and safety data at 15mg/kg of AVB-500, and approval by the Data and Safety Monitoring Board (DSMB), the Company announced plans to expand the dosing of 15mg/kg of AVB-500 to an additional three patients to determine the potential of initiating the Phase 2 portion with this dose. The Company also expects to continue to investigate higher doses of AVB-500 in the Phase 1b to obtain additional safety, pharmacokinetics, and pharmacodynamics information.

During the second quarter of 2021, the Company announced expansion of AVB-500 development programs into first line pancreatic adenocarcinoma with the goal of initiating the trial by end of 2021.

With the global spread of the ongoing novel coronavirus, or COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected, including increased expense if the Company experiences delays in patient enrollment and deems it necessary or advisable to improve patient recruitment including by opening additional clinical sites. As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations and clinical sites and is assessing the impact of COVID-19 on its planned studies and current timelines and costs. Although the Company has experienced delays in patient enrollment due to the COVID-19 pandemic, the delays have not been significant and have not materially impacted the Company’s clinical timelines.  Accordingly, the Company currently does not anticipate any interruptions in its clinical timelines or operations due to COVID-19.  However, if the COVID-19 pandemic continues and persists for an extended period of time or increases in severity, the Company could experience significant disruptions to its clinical development timeline, which would adversely affect the Company’s business, financial condition, results of operations and growth prospects.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

In July 2016, Aravive Biologics was approved for a $20.0 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was expected to allow Aravive Biologics to develop the product candidate referenced above through clinical trials. The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. Aravive Biologics’ royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant was subject to customary CPRIT funding conditions including a matching funds requirement where Aravive Biologics matched 50% of funding from the CPRIT Grant. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds over the three-year project. Aravive Biologics raised all its required $10.0 million in matching funds.

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  June 30, 2021 and, its results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The  December 31, 2020 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company on March 16, 2021, with the U.S. Securities and Exchange Commission (the “SEC”).

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The accompanying unaudited condensed consolidated statement of financial position as of  June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated.

Liquidity and Capital Resources

Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2021, the Company had an accumulated deficit of $515.8million and working capital of $68.1 million. The Company expects to continue to incur losses from expenses related to the development of AVB-500 and related administrative activities for the foreseeable future. As of June 30, 2021, the Company had a cash and cash equivalents balance of approximately $75.4 million consisting of cash and investments in highly liquid U.S. money market funds. While the Company believes that its existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements, based on its current business plan, the Company will need to obtain additional financing to advance its clinical development program to later stages of development and commercialize its clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. The Company may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

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

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use ("ROU") lease.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of June 30, 2021.

The Company accounted for the sublease with EVA Automation, Inc. (“EVA”) as an operating lease and reviews the ROU asset recorded associated with the sublease for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured if the lease cost for the term of the sublease exceeds the anticipated sublease income for the same period on an undiscounted basis and the Company shall treat this circumstance as an indicator that the carrying amount of the ROU asset may not be recoverable.

At the end of the first quarter ended March 31, 2020, the Company was informed by EVA, its sublease tenant at the time, that EVA would not be in a position to pay future sublease rental payments and intended to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Road facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee. In determining the fair value of the asset group, the Company utilized current real estate market rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against its ROU asset of and leasehold improvement assets of $2.4 million and $0.5 million, respectively, for the quarter ended March 31, 2020.

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

In June 2021, the Company entered into a sublease arrangement with Grail, Inc. ("Subtenant") to occupy all of the approximately 34,464 rentable square feet of office space. The landlord and final agreement was signed in July 2021. The term of the sublease will commence on  August 1, 2021 through October 31, 2024. Aggregate base rent due to the Company under the sublease agreement is approximately $7.65 million.

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

The Company’s financial instruments consist of Level 1 assets as of June 30, 2021 and December 31, 2020.  Level 1 securities are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Expenses
Research and development	$245	$135	$463	$256
General and administrative	295	353	582	949
Total	$540	$488	$1,045	$1,205

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended June 30, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for those periods.

Intangible Asset

Intangible assets consist of an assembled workforce which was acquired as part of the merger between Aravive Biologics and Versartis, Inc. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The estimated useful life of the assembled workforce is 3 years.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Revenue Recognition

The Company’s sole source of revenue for 2021 and 2020 has been generated through its collaboration and license agreement. The Company’s collaboration and license agreement contains multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. The Company’s only customer currently is 3D Medicines Inc. (“3D Medicines”).

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

	Fair Value Measurements at
	June 30, 2021
	(unaudited)
	Total	Level 1
Assets
Money market funds	$49,212	$49,212

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1
Assets
Money market funds	$49,207	$49,207

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended June 30, 2021 or December 31, 2020.

Nonrecurring fair value measurements

As disclosed in Note 2, the Company recorded an impairment charge of approximately $2.9 million related to right-of-use and leasehold improvement assets for the six months ended June 30, 2020. This impairment charge was derived using Level 3 inputs and the fair value of the long-lived assets was derived by using a discounted cash flow analysis of the 1020 Space.

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

Under the terms of the Agreement, the Company was paid $18 million and is eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any such milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of the Leland Stanford Junior University (“Stanford”) based on certain amounts received from 3D Medicines under the Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date. For the six months ended June 30, 2021, the Company has paid amounts due to Stanford of $0.4 million. For the year ended December 31, 2020, the Company received payments of $12 million from 3D Medicines and during the three and six months ended June 30, 2021, the Company received payment of $6 million.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The Company will also be entitled to receive tiered royalties ranging from low double digits to mid-teens on sales in the Territory, if any, of products containing AVB-500. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Territory; or (ii) ten (10) years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Agreement will be subject to reduction on account of generic competition under certain specified conditions, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

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

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $18.0 million transaction price of the upfront payments as such: $9.6 million to the research and development services performance obligation and $8.4 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact that the license was determined to be a functional license due to the current stage in development of AVB-500. AVB-500 has been developed, dosing levels have already been determined and the drug is currently in a Phase 3 clinical trial related to its PROC ovarian cancer trial. As of June 30, 2021, the Company has achieved a clinical milestone, no other clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $3.8 and $4.0 million related to the research and development services for the three and six months ended June 30, 2021 including $2.8 million related to the license to the intellectual property for the three and six months ended June 30, 2021. During the three months ended June 30, 2021, the Company adjusted its estimate of the overall transaction price as a result of the achievement of the $6 million development milestone. This adjustment resulted in a cumulative catch-up recorded to revenue in the three months ended June 30, 2021 of approximately $3.2 million. As of June 30, 2021, the Company had a contract liability balance of $8.3 million of which $4.0 million is classified as current and $4.3 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. Revenue recognized from the deferred revenue balance as of December 30, 2020 was $0.8 for the six months ended June 30, 2021. The service period for the future research and development services is expected to occur over the next 2 years.

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

The Company’s rent expense including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s rent expense including both short-term and variable lease components of  $0.2 million associated with the facility leases was $0.8 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $1.0 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.4 years and a weighted average discount rate of 7.65%, which approximates the Company’s incremental borrowing rate.

As of June 30, 2021, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2021 (6 months remaining)	$1,461
2022	2,983
2023	3,067
2024	2,643
2025	116
Thereafter	30
Total future minimum lease payments	10,300
Less: discount	(2,669)
Total lease liabilities	$7,631

1020 Marsh Sublease

On June 8, 2021, the Company entered into an operating sublease with Subtenant for the 1020 Space. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease will commence on August 1, 2021 through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets as of June 30, 2021.

Future base rent Grail, Inc. shall pay to the Company over the sublease term as of June 30, 2021, are as follows (in thousands):

Year Ending December 31,
2021 (6 months remaining)	$948
2022	2,303
2023	2,372
2024	2,029
Total	$7,652

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Space. The 1020 Space sublease commenced on October 1, 2018 for 72 months. EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the six months ended June 30, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a straight-line sublease rent receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations for the six months ended June 30, 2020. Overall, for the three and six months ended June 30, 2020 and for the year ended December 31, 2020, the Company recorded sublease loss associated with this sublease of $0.7 million and $13 thousand, respectively. During the three and six months ended June 30, 2020 and for the year ended December 31, 2020, cash received from EVA was $0.4 million and $1.2 million, respectively, which amount was included in the change in prepaid expenses and other assets for operating cash flows.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of June 30, 2021.

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

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On September 4, 2020, and pursuant to the Form S-3, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of the Company’s common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents (the “Sales Agents”). During the three and six months ended June 30, 2021, the Company sold 315,000 shares and 1,200,000 shares for net proceeds of $1.8 and $8.9 million, respectively, under the Equity Distribution Agreement.

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Private Aravive’s 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of June 30, 2021, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 2,077,117. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2021 with an expiration date of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2021	2,173,776	$9.59
Options granted	608,950	6.02
Options cancelled	(343,537)	43.89
Options exercised	(140,952)	1.98
Balances, June 30, 2021	2,298,237	$3.99	7.1	$5,905
Outstanding and expected to vest as of June 30, 2021	2,125,891	$3.77	6.9	$5,871
Exercisable as of June 30, 2021	1,373,881	$2.12	5.6	$5,707

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the six months ended June 30, 2021, was $0.7 million.

Stock Options Granted to Employees

During the six months ended June 30, 2021 and 2020, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $5.07 and $9.77 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of June 30, 2021, total unrecognized employee stock-based compensation related to stock options granted was $4.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 3 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	June 30,	June 30,
	2021	2020
Expected volatility	113.4%	78.1%
Risk-free interest rate	0.7%	0.8%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.1	3.9

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

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on the Nasdaq Global Select Market.

9. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(7,105)	$(5,041)	$(15,109)	$(15,837)
Basic and diluted net loss per share	$(0.35)	$(0.32)	$(0.78)	$(1.02)
Weighted-average shares used to compute basic and diluted net loss per share	20,414	15,902	19,247	15,457

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three and six months ended June 30, 2021 and 2020, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three and six months ended June 30, 2021 and 2020 have been excluded from the computation of diluted shares outstanding:

	Six Months Ended
	June 30,
	2021	2020
Options to purchase common stock	2,298,237	2,080,075
Restricted stock units	—	2,844

10. Subsequent Event

In July 2021, the Company received notice that it achieved a $3 million development milestone from its licensee, 3D Medicines Inc. This milestone is based on the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) approval of the IND application submitted by 3D Medicines Inc. to participate in the Company’s international AVB-500 Phase 3 PROC clinical trial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 16, 2021 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations and the uncertain negative impacts that current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiary, Aravive Biologics, Inc.

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

During the fourth quarter of 2020, we initiated our Phase 1b portion of the Phase 1b/2 trial of AVB-500 in ccRCC and we dosed our first patient in the trial in March 2021.

During the first quarter 2021, we initiated our registrational Phase 3 trial of AVB-500 in PROC and we dosed our first patient in the trial in April 2021.

During the second quarter of 2021, the Company announced positive initial results from the AVB-500 Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC.

During the second quarter of 2021, the Company announced expansion of AVB-500 development programs into first line pancreatic adenocarcinoma with the goal of initiating the trial by end of 2021.

With the global spread of the ongoing novel coronavirus or COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected, including increased expense if we experience delays in patient enrollment and we deem it necessary or advisable to improve patient recruitment including by opening additional clinical sites. As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are assessing the impact of COVID-19 on our planned studies and current timelines and costs. Although we have experienced delays in patient enrollment due to the COVID-19 pandemic, the delays have not been significant and have not materially impacted our clinical timelines.  Accordingly, we currently do not anticipate any interruptions in our clinical timelines or operations due to COVID-19.  However, if the COVID-19 pandemic continues and persists for an extended period of time or increases in severity, we could experience significant disruptions to its clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and six months ended June 30, 2021 and 2020.

Recent developments

In April 2021, we dosed the first patient in our Phase 3 trial of AVB-500 in platinum resistant ovarian cancer. Based upon this event, we have completed our first clinical milestone with 3D Medicines and we have received a $6 million cash payment related the completion of this milestone during the second quarter of 2021. In July 2021, we received notice that we achieved a $3 million development milestone from its licensee, 3D Medicines Inc. This milestone is based on the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) approval of the IND application submitted by 3D Medicines Inc. to participate in our international AVB-500 Phase 3 PROC clinical trial.

In April 2021, we also announced that we have simplified the Phase 3 trial’s statistical analysis plan to include a single prospectively defined interim analysis to determine whether randomization will continue with all patients, regardless of prior bevacizumab treatment, or only with patients who are medically ineligible to receive bevacizumab or chose not to receive bevacizumab. Analysis of pretreatment serum sAXL/GAS6 will be an exploratory endpoint in the trial and conducted to determine whether it can identify patients who benefit from AVB-500 plus paclitaxel, but it will not be used in an interim analysis to select patients. The primary endpoint of the trial remains progression free survival by RECIST 1.1, a standard method of assessing clinical activity in this patient population and the accepted endpoint for full regulatory approval. The secondary endpoint is overall survival.

In May 2021, we announced plans to investigate AVB-500 in a Phase 1b/2 clinical trial as a first line treatment for patients with pancreatic adenocarcinoma. This is another cancer with an urgent, unmet medical need to improve patient survival. The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates that there will be 60,430 people diagnosed with pancreatic cancer in the United States and some 48,220 deaths from these cancers in 2021. Pancreatic cancer typically has a poor prognosis and is projected to become the second leading cause of cancer death in the United States behind lung cancer by 2030. Currently, the five-year survival rate for pancreatic cancer is 10.8%.

The expected trial design in pancreatic adenocarcinoma will investigate AVB-500 in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with advanced metastatic pancreatic adenocarcinoma eligible to receive gemcitabine and nab-paclitaxel (Abraxane®) combination therapy in a Phase1b/Phase 2 trial. The Phase1b portion will be designed to assess safety and tolerability and clinical activity in the triplet (AVB-500 + gemcitabine + nab-paclitaxel (Abraxane®)) followed by a randomized, controlled Phase 2 portion to look at the AVB-500 triplet combination vs gemcitabine + nab-paclitaxel (Abraxane®) alone. The primary endpoint of the Phase 2 trial will be progression-free survival and secondary endpoints will be overall survival, safety, objective response rate and duration of response. This Phase 1b portion of the trial is expected to initiate in the second half of 2021.

In May 2021, we increased the size of our Board of Directors from five directors to eight directors and Dr. Peter T. C. Ho, Dr. John A. Hohneker and Mr. Sigurd C. Kirk were appointed as members of its Board of Directors.

On June 8, 2021, we entered into a Sublease (the “Sublease Agreement”) with Grail, Inc. (“Subtenant”), whereby we agreed to sublease to Subtenant all of the approximately 34,464 rentable square feet of office space in Menlo Park, California currently leased by us pursuant our lease with Bohannon Associates, a California partnership, dated March 17, 2017 (the “Master Lease”)  from August 1, 2021 through October 31, 2024, unless the Master Lease is terminated earlier due to a breach by Subtenant. The aggregate base rent due to us under the Sublease Agreement is approximately $7.65 million.

In June 2021, we announced positive initial results from the AVB-500 ccRCC Phase 1b portion of the Phase 1b/2 clinical trial in patients dosed at 15 mg/kg in combination with cabozantinib. Based on the pharmacokinetics, pharmacodynamics, and safety data at 15mg/kg of AVB-500, and approval by the Data and Safety Monitoring Board (DSMB), we announced plans to expand the dosing of 15mg/kg of AVB-500 to an additional three patients to determine the potential of initiating the Phase 2 portion with this dose. We also expect to continue to investigate higher doses of AVB-500 in the Phase 1b to obtain additional safety, pharmacokinetics, and pharmacodynamics information.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three and six months ended June 30, 2021, we generated $3.8 million and $4.0 million, respectively, from our collaboration agreement with 3D Medicines collaboration and license agreement with 3D Medicines and represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time of the receipt and a portion of the payments that is deferred and recognized over the PROC trial period.

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

Results of operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
	2021	2020	(Decrease)		2021	2020	(Decrease)
Revenue:
Collaboration revenue	$3,789	$—	$3,789	(1)	$4,045	$—	$4,045	(1)
Operating expenses:
Research and development	8,120	2,522	5,598	222%	14,004	6,014	7,990	133%
General and administrative	3,080	3,201	(121)	-4%	5,460	7,151	(1,691)	-24%
Loss on impairment of long-lived assets	—	—	-		—	2,870	(2,870)	(1)
Total operating expenses	11,200	5,723	5,477	96%	19,464	16,035	3,429	21%
Loss from operations	(7,411)	(5,723)	1,688	29%	(15,419)	(16,035)	(616)	-4%
Interest income	11	26	(15)	-58%	20	243	(223)	-92%
Other income (expense), net	295	656	(361)	-55%	290	(45)	(335)	(1)
Net loss	$(7,105)	$(5,041)	$2,064	41%	$(15,109)	$(15,837)	$(728)	-5%
(1)	Not meaningful

Collaboration revenue

In November 2020, we entered into a collaboration and license agreement with 3D Medicines. Collaboration revenue for the three and six months ended June 30, 2021 was $3.8 million and $4.0 million, respectively. There was no collaboration revenue during the three or six months ended June 30, 2020.

Research and development expense

Research and development expense increased by $5.6 million, or 222%, to $8.1 million in the three months ended June 30, 2021, from $2.5 million for the same period in 2020. For the six months ended June 30, 2021 research and development expense increased $8.0 million or 133% to $14 million from $6.0 million for the same period in 2020. The increase was primarily due to our clinical trial expenses and an increase in compensation expense as we further built out our research and development team for our clinical trials. The initiation of our Phase 3 trial of AVB-500 in PROC has been a significant driver to the recent increase in research and development expense in the three and six months ended June 30, 2021 when compared to the same period in 2020.

General and administrative expense

General and administrative expense decreased by $0.1 million, or 4%, to $3.1 million in the three months ended June 30, 2021 from $3.2 million for the same period in 2020. For the six months ended June 30, 2021, general and administrative expense decreased $1.7 million or 24% to $5.5 million from $7.1 million from the same period in 2020. The decrease was primarily driven by lower stock-based compensation expense along with reduced rent expense, legal and consulting fees.

Loss on impairment of long-lived assets

The Company incurred non-cash charges for impairment of our long-lived assets of $2.9 million for the six months ended June 30, 2020 related to our former sublease tenant's inability to pay future sublease rental payments as compared to no charges in 2021.

Other income (expense), net

Other income decreased by $0.3 million, or 55%, to $0.3 million in the three months ending June 30, 2021 from $0.7 million for the same period in 2020. For the six months ended June 30, 2021, other income and expense decreased by $0.3 million, to other income of $0.3 million from $45,000 of other expense in same period of 2020. The decrease relates to a write-down of $1.4 million related to our sublease receivable balance and previously capitalized commission charges from the EVA sublease partially offset by sublease income recorded in the three and six months ended June 30, 2020 as compared to no write-down or sublease income recorded for the three months ended June 30, 2021. In June 2021, the Company also received additional payments from our prior sublease tenant of $0.3 million.

Liquidity and capital resources

Since our inception and through June 30, 2021, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as upfront payments received from license agreements. At June 30, 2021, we had an accumulated deficit of approximately $515.8 million and working capital of $68.1 million, primarily as a result of research and development and general and administrative expenses. At June 30, 2021, we had cash and cash equivalents of approximately $75.4 million, a majority of which is invested in money market funds at several highly rated financial institutions. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant. In November 2020 and June 2021, we received $12 million and $6 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to our collaboration and license agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock.

In September 2020, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020, or the Form S-3. On September 4, 2020, we entered into an equity distribution agreement or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents, or the Sales Agents.  During the three-month period ended June 30, 2021, we sold 315,000 shares of common stock for proceeds net of discounts and offering costs of $1.8 million under the Equity Distribution Agreement. During the six month period ended June 30, 2021, we sold 1,200,000 shares of common stock for net proceeds of $8.9 million under the Equity Distribution Agreement.

We believe that our existing cash and cash equivalents will be sufficient to sustain operations for at least the next 12 months from the issuance of these financial statements as we continue the development of AVB-500. We will need to obtain additional financing to advance our clinical development program to later stages of development and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, though there can be no guarantee that we will be successful in obtaining such financing, or that it will be obtained on terms favorable to us.

We will need to obtain additional financing to pursue our clinical development programs, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress, number of patients required to be dosed and cost of our clinical studies;
•	the timing of, and costs involved in, seeking, and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture on a larger scale;
•	the costs of commercialization activities if any future product candidate is approved, including product sales, marketing, manufacturing, and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(15,171)	$(10,096)
Financing activities	30,067	5,030
Net increase (decrease) in cash and cash equivalents	$14,896	$(5,066)

Cash used in operating activities

Net cash used in operating activities was $15.2 million and $10.1 million during the six months ended June 30, 2021 and 2020, respectively, which was primarily due to the use of funds in our operations related to the development of AVB-500, our product candidate. Cash used in operating activities for the six months ended June 30, 2021 increased compared to the same period in 2020 due primarily to the ramp up in our Phase 3 trial of AVB-500 in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC.

Cash provided by investing activities

Net cash from investing activities during the six months ended June 30, 2021 and 2020 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $30.1 million during the six months ended June 30, 2021 and included $20.9 million in net proceeds from the issuance and sale of shares of our common stock to Eshelman Ventures and $8.9 million in net proceeds from the issuance and sales of our common stock pursuant to the Equity Distribution Agreement.  Net cash provided by financing activities was $5.0 million during the six months ended June 30, 2020 related to proceeds from issuance of common stock in a private placement offering.

Contractual obligations and commitments

During the six months ended June 30, 2021, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate and market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of June 30, 2021, we had cash and cash equivalents of approximately $75.4 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2021.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in the Annual Report.

Risks related to our financial position and capital requirements.

We have incurred significant losses since inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of approximately $515.8 million. Our accumulated deficit does not reflect the cumulative deficit of Aravive Biologics prior to the merger.

To date, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as upfront payments received from license agreements. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, AVB-500, and any future product candidates;
•	conduct additional clinical studies of AVB-500 in the future, including our planned pivotal Phase1b/Phase 2 Pancreatic trial and other later stage clinical trials with larger patient populations;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for AVB-500 and any future product candidates that successfully complete clinical studies;
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

The completion of the development and the potential commercialization of AVB-500 and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2021, we had approximately $75.4 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to sustain operations for at least the next 12 months based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of AVB-500. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2020 through December 31, 2020 the reported sale price of our common stock has fluctuated between $3.50 and $14.81 per share. From January 1, 2021 through June 30, 2021 the reported closing price of our common stock has fluctuated between $4.65 and $9.24 per share. The ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of June 30, 2021, our current executive officers, directors and entities under their control, in the aggregate, owned shares representing approximately 28.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014
3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017
3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018
3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019
10.1	Sublease Agreement by and between Aravive, Inc. and Grail, Inc.	8-K	001-36361	10.1	06/14/2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

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

ARAVIVE, INC.
(Registrant)

Date: August 5, 2021	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: August 5, 2021	By:/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)