Form 10-Q
period 2021-09-30
Aravive, Inc.
filed 2021-10-28
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021, there were 20,973,499 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$67,511	$60,541
Prepaid expenses and other current assets	4,012	1,148
Total current assets	71,523	61,689
Restricted cash	2,430	2,430
Property and equipment, net	435	526
Operating lease right-of-use assets	2,394	2,958
Intangible asset, net	6	97
Other assets	5	10
Total assets	$76,793	$67,710
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,988	$2,500
Accrued liabilities	4,586	2,323
Operating lease obligation, current portion	2,324	2,086
Current portion of deferred revenue	5,296	2,552
Total current liabilities	14,194	9,461
Deferred revenue, net of current portion	3,617	3,763
Operating lease obligation, net of current portion	4,646	6,431
Total liabilities	22,457	19,655
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 20,904,499 and 16,481,099 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	581,183	548,707
Accumulated deficit	(526,849)	(500,654)
Total stockholders' equity	54,336	48,055
Total liabilities and stockholders’ equity	$76,793	$67,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Collaboration revenue	$2,412	$—	$6,457	$—
Total revenue	2,412	—	6,457	—
Operating expenses
Research and development	11,343	5,070	25,347	11,085
General and administrative	2,643	2,715	8,102	9,866
Loss on impairment of long-lived assets	—	2,914	—	5,784
Total operating expenses	13,986	10,699	33,449	26,735
Loss from operations	(11,574)	(10,699)	(26,992)	(26,735)
Interest income	9	8	29	251
Other income (expense), net	479	31	768	(13)
Net loss	$(11,086)	$(10,660)	$(26,195)	$(26,497)
Net loss per share - basic and diluted	$(0.53)	$(0.66)	$(1.33)	$(1.69)
Weighted-average common shares used to compute basic and diluted net loss per share	20,763	16,055	19,758	15,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Nine Months Ended
	September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	77,858	—	260	—	260
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000	—	20,866	—	20,866
Issuance of common stock in at the market offering	884,695	—	7,034	—	7,034
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(8,004)	(8,004)
Balances at March 31, 2021	20,318,652	$2	$577,372	$(508,658)	$68,716
Issuance of common stock upon exercise of options	63,094	—	20	—	20
Issuance of common stock in at the market offering	314,983	—	1,816	—	1,816
Issuance of common stock under employee benefit plans	17,275	—	71	—	71
Stock-based compensation	—	—	540	—	540
Net loss	—	—	—	(7,105)	(7,105)
Balances at June 30, 2021	20,714,004	$2	$579,819	$(515,763)	$64,058
Issuance of common stock upon exercise of options	7,500	—	5	—	5
Issuance of common stock in at the market offering	182,995	—	732	—	732
Stock-based compensation	—	—	627	—	627
Net loss	—	—	—	(11,086)	(11,086)
Balances at September 30, 2021	20,904,499	$2	$581,183	$(526,849)	$54,336

	Three and Nine Months Ended
	September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	5,645	—	33	—	33
Issuance of common stock under employee benefit plans	8,492	—	—	—	—
Stock-based compensation	—	—	717	—	717
Net loss	—	—	—	(10,796)	(10,796)
Balances at March 31, 2020	15,015,932	$2	$539,908	$(480,907)	$59,003
Issuance of common stock in private placement, net of issuance costs of $78	931,098	—	4,922	—	4,922
Issuance of common stock upon exercise of options	13,844	—	53	—	53
Issuance of common stock under employee benefit plans	35,303	—	22	—	22
Stock-based compensation	—	—	488	—	488
Net loss	—	—	—	(5,041)	(5,041)
Balances at June 30, 2020	15,996,177	$2	$545,393	$(485,948)	$59,447
Issuance of common stock upon exercise of options	91,089	—	203	—	203
Stock-based compensation	—	—	376	—	376
Net loss	—	—	—	(10,660)	(10,660)
Balances at September 30, 2020	16,087,266	$2	$545,972	$(496,608)	$49,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(26,195)	$(26,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	746	1,602
Impairment of long-lived assets	—	5,784
Stock-based compensation expense	1,672	1,581
Write-off of lease receivable/prepaid commission assets	—	1,383
Changes in assets and liabilities
Prepaid expenses and other assets	(2,859)	962
Accounts payable	(512)	615
Deferred revenue	2,598	—
Accrued and other liabilities	716	(1,823)
Net cash used in operating activities	(23,834)	(16,393)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	71	311
Proceeds from issuance of common stock in connection with exercise of options	285	—
Proceeds from issuance of common stock in direct offering, net of issuance costs	20,866	—
Proceeds from issuance of common stock in private placement, net of issuance costs of $78	—	4,922
Proceeds from issuance of common stock in at the market offering	9,582	—
Net cash provided by financing activities	30,804	5,233
Net change in cash, cash equivalents, and restricted cash	6,970	(11,160)
Cash, cash equivalents, and restricted cash at beginning of period	62,971	67,557
Cash, cash equivalents, and restricted cash at end of period	$69,941	$56,397

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

The Company’s lead product candidate, batiraxcept (formerly AVB-500), is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway. By capturing serum GAS6, batiraxcept starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression.

The Company’s current development program benefits from the availability of a proprietary serum-based biomarker that accelerated batiraxcept drug development by allowing the Company to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to batiraxcept.

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

In the Company’s completed Phase 1 clinical trial in healthy volunteers with its lead product candidate, batiraxcept, the Company demonstrated proof of mechanism for batiraxcept in neutralizing GAS6. Importantly, batiraxcept had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of the Company’s lead development candidate, batiraxcept, for platinum-resistant recurrent ovarian cancer ("PROC").

In December 2018, the Company initiated a Phase 1b clinical trial of batiraxcept combined with standard of care therapies in patients with platinum-resistant ovarian cancer, or PROC, for which it reported results in July 2020.

In April 2020, the Company entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor ("CTGF"), implicated in cancer and fibrosis, and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

In November 2020, the Company entered into a collaboration and license agreement (the "Agreement") with 3D Medicines Inc. ("3D Medicines"), whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau (the "Territory") for an upfront cash payment of $12 million. In April 2021, the Company dosed the first patient in our Phase 3 trial of batiraxcept in platinum resistant ovarian cancer. Based upon this event, the Company has completed its first clinical milestone with 3D Medicines and the Company received a $6 million cash payment related to the completion of this milestone, during the second quarter of 2021. In August 2021, the Company received a $3 million development milestone from its licensee, 3D Medicines. This milestone is based on the Center for Drug Evaluation ("CDE") of the China National Medical Products Administration ("NMPA") approval of the Investigational New Drug application ("IND") submitted by 3D Medicines to participate in the Company’s international batiraxcept Phase 3 PROC clinical trial.

During the fourth quarter of 2020, the Company initiated its Phase 1b portion of its Phase 1b/2 trial of batiraxcept in clear cell renal cell carcinoma (“ccRCC”) and the Company dosed its first patient in the trial in March 2021.

During the first quarter of 2021, the Company initiated a registrational Phase 3 trial of batiraxcept in PROC and the Company dosed its first patient in the trial in April 2021.

In May 2021, the Company announced expansion of batiraxcept development programs into first line pancreatic adenocarcinoma with the goal of initiating the trial by end of 2021. The Company dosed its first patient in August 2021.

In June 2021, the Company announced positive initial safety, pharmacokinetic, and pharmacodynamic results from the batiraxcept Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC. Based on the pharmacokinetics, pharmacodynamics, and safety data at 15mg/kg of batiraxcept, and approval by the Data and Safety Monitoring Board ("DSMB"), the Company announced plans to expand the dosing of 15mg/kg of batiraxcept to an additional three patients to determine the potential of initiating the Phase 2 portion with this dose. The Company also expects to continue to investigate higher doses of batiraxcept in the Phase 1b to obtain additional safety, pharmacokinetics, and pharmacodynamics information.

In October 2021, the European Medicines Agency granted orphan drug designation for batiraxcept for the treatment of ovarian cancer, following a recommendation from the Committee for Orphan Medicinal Products.

As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations ("CROs") and clinical sites and is continually assessing the impact of COVID-19 on its planned trials and current timelines and costs. As noted previously, the Company has experienced delays in patient enrollment due to the COVID-19 pandemic. Accordingly, the Company anticipates a delay in the interim analysis until mid-2022. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity, the Company could experience significant disruptions to its clinical development timelines and, if the Company experiences delays in patient enrollment and deems it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, the Company could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect the Company’s business, financial condition, results of operations and growth prospects.

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  September 30, 2021 and, its results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The  December 31, 2020 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company on March 16, 2021, with the U.S. Securities and Exchange Commission (the “SEC”).

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The accompanying unaudited condensed consolidated statement of financial position as of  September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated.

Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company has incurred net losses and negative cash flows from operations. At September 30, 2021, the Company had an accumulated deficit of $526.8 million and working capital of $57.3 million. The Company expects to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern. As of September 30, 2021, the Company had a cash and cash equivalents balance of approximately $67.5 million consisting of cash and investments in highly liquid U.S. money market funds. The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

Products developed by the Company require clearances from the U.S. Food and Drug Administration, the Pharmaceuticals Medicines and Devices Agency, or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed or the Company is unable to maintain clearance, it could have a material adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to launch and commercialize any product candidates for which it receives regulatory approval.

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were held at multiple institutions in the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use ("ROU") lease.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of September 30, 2021.

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

At the end of the first quarter ended March 31, 2020, the Company was informed by EVA, its sublease tenant at the time, that EVA would not be in a position to pay future sublease rental payments and intended to exit the sublease. Given the uncertainty of the sublease tenant’s ability to pay the remaining sublease rental payments, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the facility located at 1020 Marsh Road (the "1020 Marsh Facility") may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee. In determining the fair value of the asset group, the Company utilized current real estate market rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against its ROU asset of and leasehold improvement assets of $2.4 million and $0.5 million, respectively, for the quarter ended March 31, 2020.

At the end of the third quarter ended September 30, 2020, the Company continued to evaluate the estimates used in the valuation used in the first quarter of 2020. Given the continued uncertainty due to the COVID-19 shut down and the significant negative impact to the real estate market as of the end of the third quarter, the Company determined the carrying amounts of the ROU asset and leasehold improvements associated with the 1020 Marsh Facility may not be recoverable. Accordingly, the Company performed a recoverability test, using an undiscounted cash flow analysis as of September 30, 2020. Based on the undiscounted cash flow analysis, the Company determined that the ROU and leasehold improvement assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then measured the impairment of the asset group using a discounted cash flow analysis of the estimated future sublease payments to be received from an expected sublessee as the Company is currently marketing the 1020 Marsh Facility location for subletting. In determining the fair value of the asset group, the Company utilized current real estate market estimated rates, time needed to sublet the building and estimated a discount rate of 9.5%. As a result of the impairment analysis, the Company recognized an impairment charge against its ROU asset and leasehold improvement assets of $2.4 million and $0.5 million, respectively, for the quarter ended September 30, 2020. A total of $5.8 million was reported as an impairment loss on the Company’s long-lived asset balances within the statement of operations for the nine month period ended September 30, 2020.

In June 2021, the Company entered into a sublease arrangement with Grail, Inc. ("Subtenant") to occupy all of the approximately 34,464 rentable square feet of office space at the 1020 Marsh Facility. The landlord consent was received and final agreement was signed in July 2021. The term of the sublease commenced on  August 1, 2021 and will continue through October 31, 2024. Aggregate base rent due to the Company under the sublease agreement is approximately $7.65 million.

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

The Company’s financial instruments consist of Level 1 assets as of September 30, 2021 and December 31, 2020.  Level 1 securities are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Expenses
Research and development	$229	$122	$693	$378
General and administrative	398	254	979	1,203
Total	$627	$376	$1,672	$1,581

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended September 30, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for those periods.

Intangible Asset

Intangible assets consist of an assembled workforce which was acquired as part of the merger between Aravive Biologics and Versartis, Inc. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The estimated useful life of the assembled workforce is 3 years.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Currently, the Company has one collaboration agreement, the Agreement with 3D Medicines, see Note 4 for further discussion.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Revenue Recognition

The Company’s sole source of revenue for 2021 and 2020 has been generated through its Agreement with 3D Medicines. The Company’s Agreement contains multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. The Company’s only customer currently is 3D Medicines.

The Company follows ASC 606, Revenue from Contracts with Customers (ASC 606) for recognition of its revenues under the Agreement. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for goods or services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

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

Performance Obligations

The following is a general description of principal goods and services from which the Company generates revenue.

License to intellectual property

The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. The license provides a customer with the right to further research, develop and commercialize internally-discovered or collaborated drug candidates, or the right to use batiraxcept to further research, develop and commercialize customer drug candidates. The consideration the Company receives is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when the Company transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable.

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

Contracts with Multiple Performance Obligations

The Company’s Agreement with its customer contains multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The estimated standalone selling price is based on the adjusted market assessment approach including estimated present value of future cash flows and cost-plus margin approach, taking into consideration the type of services, estimates of hourly market rates, and stage of the development.

Variable Consideration

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

	Fair Value Measurements at
	September 30, 2021
	(unaudited)
	Total	Level 1
Assets
Money market funds	$49,214	$49,214

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1
Assets
Money market funds	$49,207	$49,207

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended September 30, 2021 or December 31, 2020.

Nonrecurring Fair Value Measurements

As disclosed in Note 2, the Company recorded an impairment charge of approximately $5.8 million related to ROU and leasehold improvement assets for the nine months ended September 30, 2020. This impairment charge was derived using Level 3 inputs and the fair value of the long-lived assets was derived by using a discounted cash flow analysis of the 1020 Marsh Facility.

4. Collaboration and License Agreement

On November 6, 2020, the Company entered into the Agreement with 3D Medicines, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in the Territory.

Under the terms of the Agreement, the Company was paid $21 million (inclusive of $9 million in milestone payments) and is eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million (inclusive of $9 million in milestone payments) in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any such milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of Stanford University ("Stanford") based on certain amounts received from 3D Medicines under the Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date. For the nine months ended September 30, 2021, the Company has paid amounts due to Stanford of $0.3 million. For the year ended December 31, 2020, the Company received payments of $12 million from 3D Medicines and during the three and nine months ended September 30, 2021, the Company received payments of $3 million and $9 million, respectively.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The Company will also be entitled to receive tiered royalties ranging from low double digits to mid-teens on sales in the Territory, if any, of products containing batiraxcept. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Territory; or (ii) ten (10) years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Agreement will be subject to reduction on account of generic competition under certain specified conditions, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

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

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: 1) license to intellectual property, batiraxcept, and 2) research and development services, including conducting clinical trials.  The Company concluded that each of these performance obligations were distinct because 3D Medicines can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract.

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $21.0 million transaction price of the upfront payments as such: $11.3 million to the research and development services performance obligation and $9.7 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact that the license was determined to be a functional license due to the current stage in development of batiraxcept. Batiraxcept has been developed, dosing levels have already been determined and the drug is currently in a Phase 3 clinical trial related to its PROC ovarian cancer trial. As of September 30, 2021, the Company has achieved a clinical milestone based on the Center for Drug Evaluation of the China National Medical Products Administration approval of the IND submitted by 3D Medicines to participate in the Company’s international batiraxcept Phase 3 PROC clinical trial for $3 million. No other clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $1.0 million and $2.3 million related to the research and development services for the three and nine months ended September 30, 2021 and $1.4 million and $4.2 million related to the license to the intellectual property for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company adjusted its estimate of the overall transaction price as a result of the achievement of the $6 million and $3 million development milestones. This adjustment resulted in a cumulative catch-up recorded to revenue in the nine months ended September 30, 2021 of approximately $5.0 million. As of September 30, 2021, the Company had a contract liability balance of $8.9 million of which $5.3 million is classified as current and $3.6 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. Revenue recognized from the deferred revenue balance as of December 31, 2020 was $1.2 million for the nine months ended September 30, 2021. As of September 30, 2021, the service period for the future research and development services is expected to occur over the next 2.25 years.

5. Leases

In March 2017, the Company entered into an operating facility lease agreement for approximately 34,500 rentable square feet located at the 1020 Marsh Facility. The lease commenced in August 2017 for a period of 87 months with one renewal option for a five-year term. The Company did not include the renewal option period as the Company determined it was not reasonably certain the lease would be renewed as of the modification date.

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

The Company’s rent expense including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s rent expense including both short-term and variable lease components of  $0.3 million associated with the facility leases was $1.1 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $1.8 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 7.64%, which approximates the Company’s incremental borrowing rate.

As of September 30, 2021, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2021 (3 months remaining)	$733
2022	2,955
2023	3,039
2024	2,619
2025	116
Thereafter	30
Total future minimum lease payments	9,493
Less: discount	(2,523)
Total lease liabilities	$6,970

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with Subtenant for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease will commence on August 1, 2021 through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the three and nine months ended September 30, 2021. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $0.4 million for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, cash received from the Subtenant was $0.6 million, which amount was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of September 30, 2021, are as follows (in thousands):

Year Ending December 31,
2021 (3 months remaining)	$569
2022	2,303
2023	2,372
2024	2,029
Total	$7,273

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Marsh Facility. The 1020 Marsh Facility sublease commenced on October 1, 2018 for 72 months. EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statement of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the nine months ended September 30, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a straight-line sublease rent receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations for the nine months ended September 30, 2020. Overall, for the three and nine months ended September 30, 2020, the Company recorded sublease income associated with this sublease of $31 thousand and a loss of $13 thousand. During the nine months ended September 30, 2020, cash received from EVA was $1.2 million, which amount was included in the change in prepaid expenses and other assets for operating cash flows.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of September 30, 2021.

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

Related Party Transaction

On February 12, 2021, the Company entered into a Securities Purchase Agreement, with Eshelman Ventures relating to the issuance and sale (the “Offering”) of 2,875,000 shares of the Company’s common stock at a price per share of $7.29. The Offering closed on February 18, 2021 and the Company received aggregate proceeds from the Offering of approximately $20.9 million, net of offering costs. Eshelman Ventures is an entity wholly owned by the Company’s chairman of the board.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On September 4, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of the Company’s common stock, par value $0.0001 per share, from time to time, pursuant to the Form S-3 through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents (the “Sales Agents”). During the three and nine months ended September 30, 2021, the Company sold 182,995 shares and 1,382,673 shares for net proceeds of $0.7 million and $9.6 million, respectively, under the Equity Distribution Agreement.

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors, or Board, and stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics' 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of September 30, 2021, the total number of shares of common stock available for issuance under the 2019 Plan was approximately 1,934,179. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; or (IV) are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2021 with an expiration date of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2021	2,173,776	$9.59
Options granted	865,674	5.55
Options cancelled	(457,323)	34.53
Options exercised	(148,452)	1.91
Balances, September 30, 2021	2,433,675	$3.93	7.0	$3,269
Outstanding and expected to vest as of September 30, 2021	2,278,219	$3.77	6.9	$3,269
Exercisable as of September 30, 2021	1,473,616	$2.44	5.6	$3,269

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the nine months ended September 30, 2021, was $0.8 million.

Stock Options Granted to Employees

During the nine months ended September 30, 2021 and 2020, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $4.66 and $7.82 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of September 30, 2021, total unrecognized employee stock-based compensation related to stock options granted was $4.0 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	September 30,	September 30,
	2021	2020
Expected volatility	114.4%	112.3%
Risk-free interest rate	0.7%	1.0%
Dividend yield	0.0%	0.0%
Expected life (in years)	5.9	6.0

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

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on the Nasdaq Global Select Market.

9. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(11,086)	$(10,660)	$(26,195)	$(26,497)
Basic and diluted net loss per share	$(0.53)	$(0.66)	$(1.33)	$(1.69)
Weighted-average shares used to compute basic and diluted net loss per share	20,763	16,055	19,758	15,658

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three and nine months ended September 30, 2021 and 2020, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three and nine months ended September 30, 2021 and 2020 have been excluded from the computation of diluted shares outstanding:

	Nine Months Ended
	September 30,
	2021	2020
Options to purchase common stock	2,433,675	2,204,141
Restricted stock units	—	1,441

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 16, 2021 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations and the uncertain negative impacts that current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiary, Aravive Biologics, Inc. ("Aravive Biologics")

Special note regarding forward-looking statements

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

Our lead product candidate, batiraxcept (formerly AVB-500), is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway. By capturing serum GAS6, batiraxcept starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression.

Our current development program benefits from the availability of a proprietary serum-based biomarker that has accelerated batiraxcept drug development by allowing us to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to batiraxcept.

In our completed Phase 1 clinical trial in healthy volunteers with our lead product candidate, batiraxcept, we have demonstrated proof of mechanism for batiraxcept in neutralizing GAS6. Importantly, batiraxcept had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In August 2018, the U.S. Food and Drug Administration (the "FDA") designated as a Fast Track development program the investigation of our lead development candidate, batiraxcept, for platinum-resistant recurrent ovarian cancer.

In December 2018, we initiated our Phase 1b clinical trial of batiraxcept combined with standard of care therapies in patients with platinum-resistant ovarian cancer ("PROC"), for which we reported results in July 2020.

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor ("CTGF"), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

In November 2020, we entered into a collaboration and license agreement (the "Agreement") with 3D Medicines Inc. ("3D Medicines"), whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau.

During the fourth quarter of 2020, we initiated our Phase 1b portion of the Phase 1b/2 trial of batiraxcept in Clear Cell Renal Cell Carcinoma ("ccRCC") and we dosed our first patient in the trial in March 2021.

During the first quarter 2021, we initiated our registrational Phase 3 trial of batiraxcept in PROC and we dosed our first patient in the trial in April 2021.This global, randomized, double-blind, placebo-controlled adaptive trial is designed to evaluate efficacy and safety of batiraxcept at a dose of 15 mg/kg in combination with paclitaxel versus paclitaxel alone. As noted previously, we have experienced delays in patient enrollment due to the COVID-19 pandemic. Accordingly, we now expect to conduct the interim analysis in mid-2022. The interim analysis is being conducted to determine whether randomization will continue with all patients, regardless of prior bevacizumab treatment, or only with patients medically ineligible to receive bevacizumab or who chose not to receive bevacizumab. The final analysis of the primary endpoint preserves the opportunity to evaluate the efficacy in patients who received bevacizumab prior to trial entry, as well as those patients who never received bevacizumab and provides an additional opportunity to be successful in both patient populations, regardless of the results of the interim analysis.

In May 2021, we announced expansion of batiraxcept development programs into first line pancreatic adenocarcinoma with the goal of initiating the trial by end of 2021. We dosed our first patient in August 2021.

In June 2021, we announced positive initial safety, pharmacokinetic, and pharmacodynamic results from the batiraxcept Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC.

In October 2021, the European Medicines Agency granted orphan drug designation for batiraxcept for the treatment of ovarian cancer, following a recommendation from the Committee for Orphan Medicinal Products.

As we advance our clinical programs, we are in close contact with our clinical research organizations and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs. As noted previously, we have experienced delays in patient enrollment due to the COVID-19 pandemic.  To date, we are on track to meet all of our previously announce clinical milestones other than the delay in the interim analysis discussed above. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity, we could experience significant disruptions to its clinical development timelines and, if we experience delays in patient enrollment and deems it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and nine months ended September 30, 2021 and 2020.

Recent developments

In August 2021, we dosed the first patient in our Phase 1b/2 clinical trial of batiraxcept in combination with gemcitabine and nab-paclitaxel as a first-line treatment in patients with advanced or metastatic pancreatic adenocarcinoma. The Phase 1b portion of our clinical trial is intended to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical activity of batiraxcept in combination with gemcitabine and nab-paclitaxel.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three and nine months ended September 30, 2021, we generated $2.4 million and $6.5 million, respectively, from our Agreement with 3D Medicines, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time of the receipt and a portion of the payments that is deferred and recognized over the PROC trial period.

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

Research and development expenses

We recognize both internal and external research and development expenses as incurred. Our external research and development expenses consist primarily of:

•	the cost of acquiring and manufacturing clinical trial and other materials, including expenses incurred under agreements with contract manufacturing organizations;
•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials; and
•	other costs associated with development activities, including additional studies;

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

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh Facility lease and gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations in 2021 and 2020.

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

Results of operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
	2021	2020	(Decrease)		2021	2020	(Decrease)
Revenue:
Collaboration revenue	$2,412	$—	$2,412	(1)	$6,457	$—	$6,457	(1)
Operating expenses:
Research and development	11,343	5,070	6,273	124%	25,347	11,085	14,262	129%
General and administrative	2,643	2,715	(72)	-3%	8,102	9,866	(1,764)	-18%
Loss on impairment of long-lived assets	—	2,914	(2,914)		—	5,784	(5,784)	(1)
Total operating expenses	13,986	10,699	3,287	31%	33,449	26,735	6,714	25%
Loss from operations	(11,574)	(10,699)	875	8%	(26,992)	(26,735)	257	1%
Interest income	9	8	1	13%	29	251	(222)	-88%
Other income (expense), net	479	31	448	(1)	768	(13)	(781)	(1)
Net loss	$(11,086)	$(10,660)	$426	4%	$(26,195)	$(26,497)	$(302)	-1%
(1)	Not meaningful

Collaboration revenue

In November 2020, we entered into the Agreement with 3D Medicines. Collaboration revenue for the three and nine months ended September 30, 2021 was $2.4 million and $6.5 million, respectively. There was no collaboration revenue during the three or nine months ended September 30, 2020.

Research and development expense

Research and development expense increased by $6.3 million, or 124%, to $11.3 million in the three months ended September 30, 2021, from $5.1 million for the same period in 2020. For the nine months ended September 30, 2021 research and development expense increased $14.3 million or 129% to $25.3 million from $11.1 million for the same period in 2020. The increase was primarily due to our clinical trial expenses and an increase in compensation expense as we further built out our research and development team for our clinical trials. The initiation of our Phase 3 trial of batiraxcept in PROC along with our phase 1b clinical trials in ccRCC and pancreatic adenocarcinoma have been a significant driver to the recent increase in research and development expense in the three and nine months ended September 30, 2021 when compared to the same period in 2020.

General and administrative expense

General and administrative expense decreased by $0.1 million, or 3%, to $2.6 million in the three months ended September 30, 2021 from $2.7 million for the same period in 2020. For the nine months ended September 30, 2021, general and administrative expense decreased $1.8 million or 18% to $8.1 million from $9.9 million from the same period in 2020. The decrease was primarily driven by lower stock-based compensation expense along with reduced rent expense, legal and consulting fees.

Loss on impairment of long-lived assets

The Company incurred non-cash charges for impairment of our long-lived assets of $2.9 and $5.8 million for the three and nine months ended September 30, 2020 related to our former sublease tenant's inability to pay future sublease rental payments as compared to no charges in 2021.

Other income (expense), net

Other income increased by $0.4 million, to $0.5 million in the three months ending September 30, 2021 from $31,000 for the same period in 2020. For the nine months ended September 30, 2021, other income and expense increased by $0.8 million, to $0.8 million from $13,000 of other expense in same period of 2020. The increase mainly relates to our sublease income received from our new Subtenant with no write-down incurred in 2021 as compared to sublease income received in 2020 from our prior sublease tenant, which was offset by the write-down of $1.4 million related to our sublease receivable balance and previously capitalized commission charges.

Liquidity and capital resources

Since our inception and through September 30, 2021, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at the market facility as well as payments received from license agreements. At September 30, 2021, we had an accumulated deficit of approximately $526.8 million and working capital of $57.3 million, primarily as a result of research and development and general and administrative expenses. At September 30, 2021, we had cash and cash equivalents of approximately $67.5 million, a majority of which is invested in money market funds at several highly rated financial institutions.

During 2020 and 2021, our primary sources of funding have been grant revenue from our CRIT Grant, revenue from 3D Medicines and proceeds from the sale of our common stock, par value $0.0001 per share. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the Agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. In September 2020, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement"), with Piper Sandler & Co., ("Piper Sandler"), and Cantor Fitzgerald & Co., ("Cantor Fitzgerald"), to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents.  During the three-month period ended September 30, 2021, we sold 182,995 shares of common stock for proceeds net of discounts and offering costs of $0.7 million under the Equity Distribution Agreement. During the nine months ended September 30, 2021, we sold 1,382,673 shares of common stock for net proceeds of $9.6 million under the Equity Distribution Agreement.

We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the second half of 2022 and that we will need to obtain additional financing in order to pursue our clinical development programs including advancing our clinical development program to later stages of development, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(23,834)	$(16,393)
Financing activities	30,804	5,233
Net increase (decrease) in cash and cash equivalents	$6,970	$(11,160)

Cash used in operating activities

Net cash used in operating activities was $23.8 million and $16.4 million during the nine months ended September 30, 2021 and 2020, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities for the nine months ended September 30, 2021 increased compared to the same period in 2020 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our new third oncology indication, pancreatic adenocarcinoma.

Cash provided by investing activities

Net cash from investing activities during the nine months ended September 30, 2021 and 2020 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $30.8 million during the nine months ended September 30, 2021 and included $20.9 million in net proceeds from the issuance and sale of shares of our common stock to Eshelman Ventures and $9.6 million in net proceeds from the issuance and sales of our common stock pursuant to the Equity Distribution Agreement.  Net cash provided by financing activities was $5.2 million during the nine months ended September 30, 2020 related to proceeds from issuance of common stock, primarily in a private placement offering.

Contractual obligations and commitments

During the nine months ended September 30, 2021, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate and market risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds. As of September 30, 2021, we had cash and cash equivalents of approximately $67.5 million consisting of cash and investments in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could decrease in value if market interest rates increase. However, because our investments are substantially all short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2021.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of approximately $526.8 million. Our accumulated deficit does not reflect the cumulative deficit of Aravive Biologics prior to the merger. As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise additional financing, we may be required to significantly delay, reduce, or terminate some or all of our development programs and clinical trials.

To date, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at the market facility as well as payments received from license agreements. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate, and our Phase 3 clinical trial of somavaratan failed to meet its primary endpoint. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, batiraxcept, and any future product candidates;
•	conduct additional clinical studies of batiraxcept in the future, including our planned pivotal and Phase1b/Phase 2 trials and other later stage clinical trials with larger patient populations;
•	seek to discover or in-license additional product candidates;
•	seek regulatory approvals for batiraxcept and any future product candidates that successfully complete clinical studies;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize batiraxcept or other future product candidates if they obtain regulatory approval, including process improvements in order to manufacture batiraxcept at commercial scale; and

•

enhance operational, financial and information management systems and hire more personnel, including personnel to support development of batiraxcept and any future product candidates and, if a product candidate is approved, our commercialization efforts.

To be profitable in the future, we must succeed in developing and eventually commercializing batiraxcept as well as other products with significant market potential. This will require us to be successful in a range of activities, including advancing batiraxcept and any future product candidates, completing clinical studies of these product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product candidates, market our product candidates, if approved, or continue our operations.

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted and, our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate or if we experience delays in studies due to unforeseen events such as the COVID-19 pandemic. Even if our product candidate, batiraxcept, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for batiraxcept. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our consolidated unaudited financial statements as of September 30, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At September 30, 2021, we had an accumulated deficit of $526.8 million and working capital of $57.3 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of September 30, 2021, we had a cash and cash equivalents balance of approximately $67.5 million consisting of cash and investments in highly liquid U.S. money market funds. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the second half of 2022 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the Company. As such, the Company cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2021, we had approximately $67.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, will be sufficient to fund our current planned operations into the second half of 2022 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our future clinical studies;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the cost of preparing to manufacture batiraxcept on a larger scale, should we elect to do so;
•	the costs of commercialization activities if batiraxcept or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•	the emergence of competing technologies or other adverse market developments;
•	the costs of attracting, hiring and retaining qualified personnel; and
•	the impact to the global capital markets resulting from the COVID-19 pandemic.

We do not have any material committed external source of funds or other support for our development efforts. Although we have entered into an at the market facility with Piper Sandler & Co., and Cantor Fitzgerald & Co., as sales agents, there can be no assurance that we will meet all of the conditions necessary to continue to use such facility or that we can generate sufficient proceeds from the sale of securities pursuant to such facility to support our operations. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. In addition, certain SEC and Nasdaq limitations with respect to fundraising may make it more difficult to raise additional funds. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Risks Related to Our Business

For the Phase 3 clinical trial in patients with platinum-resistant recurrent ovarian cancer, for the ongoing Phase 1b clinical trial and planned Phase 2 clinical trial in patients with clear cell renal cell carcinoma and for the ongoing Phase 1b clinical trial and planned Phase 2 clinical trial in patients with pancreatic adenocarcinoma, we are administering, or plan to administer, our clinical product candidate, batiraxcept, in combination with other approved standard of care drugs. Any problems obtaining the standard of care drugs, other essential supplies or clinical sites maintaining adequate staff could result in a delay or interruption in our clinical trials.

For the Phase 3 clinical trial of batiraxcept for the treatment of patients with platinum-resistant recurrent ovarian cancer, we are administering batiraxcept in combination with an already approved standard of care drug, paclitaxel. For the ongoing Phase 1b portion and planned Phase 2 portion of our Phase 1b/2 clinical trial of batiraxcept for the treatment of patients with clear cell renal carcinoma, we are administering batiraxcept in combination with an already approved standard of care drug, cabozantinib. For the ongoing Phase 1b portion and planned Phase 2 portion of our Phase 1b/2 clinical trial of batiraxcept for the treatment of patients with pancreatic adenocarcinoma, we are administering batiraxcept in combination with an already approved standard of care drugs, gemcitabine and nab-paclitaxel (Abraxane®).  Therefore, our success in completing these trials will be dependent upon the continued use of these standard of care drugs. In addition, our success in completing these trials is also dependent upon the ability of our trial sites to obtain essential supplies such as IV saline bags and to maintain and adequate staff to administer batiraxcept and any standard of care drugs. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care drugs that are used in our clinical trials or other essential supplies are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted, both of which could have a material adverse result on our operating results. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

Risks Related to the Ownership of Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2020 through December 31, 2020 the reported sale price of our common stock has fluctuated between $3.50 and $14.81 per share. From January 1, 2021 through September 30, 2021 the reported closing price of our common stock has fluctuated between $3.67 and $9.24 per share. The ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations, including a significant decline in our stock price. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy and clinical data;
•	the success of competitive products or technologies;
•	results of clinical studies of batiraxcept or future product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, results of clinical trials, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or product candidates;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	declines in the market prices of stocks generally;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions;
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

As of September 30, 2021, our current executive officers, directors and entities under their control, in the aggregate, owned shares representing approximately 27.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ARAVIVE, INC.
(Registrant)

Date: October 28, 2021	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: October 28, 2021	By:/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)