Form 10-K
period 2021-12-31
Aravive, Inc.
filed 2022-03-31
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $89,127,600.

The number of shares of registrant’s Common Stock outstanding as of March 25, 2022 was 21,094,357.

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

We may announce material business and financial information to our investors using our investor relations website at http://ir.aravive.com/investors/financial-information. We therefore encourage investors and others interested in Aravive to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission (the “SEC”), webcasts, press releases and conference calls. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Risks related to our financial position and capital requirements

•	We have a limited operating history and have incurred significant losses since inception. We have only one product candidate, batiraxcept, and no commercial sales.
•	We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•	There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
•	We will need additional funds to support our operations and such funding may not be available to us on acceptable terms, or at all.
•	Raising additional funds by issuing securities may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require it to relinquish proprietary rights.
•	Our operating results may fluctuate significantly, making our operations difficult to predict.

Our operating results may fluctuate significantly

Risks Related To Our Business

•	Global health crises may adversely affect our planned operations and the coronavirus (“COVID-19”) pandemic could adversely impact our business, including our clinical trials.
•	Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.
•	Our reliance on government funding may impose requirements that limit our ability to take certain actions and subject us to potential financial penalties.
•	If the agreements underlying the license on which we rely were terminated, or if other rights that may be necessary for commercialization of our intended products cannot be obtained, we would be materially adversely affected.
•	If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•	We depend on collaborations with third parties for the development and commercialization of some of our product candidates.
•	We rely extensively on our information technology systems and are vulnerable to damage and interruption.
•	We may face particular data protection, data security and privacy risks in connection with privacy regulations.
•	Any failure to maintain the security of information could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
•	We currently have only one product candidate, batiraxcept, in clinical development.
•	We are dependent on our ability to successfully advance batiraxcept through the various stages of clinical development.
•	We have limited experience conducting clinical trials.
•	If the actual or perceived therapeutic benefits, or the safety or tolerability profile of batiraxcept, is not equal to or superior to other competing treatments, we may terminate the development of batiraxcept.
•	Any problems obtaining the standard of care drugs used in our clinical trials could result in a trial delay or interruption.
•	If batiraxcept, requires or would commercially benefit from a companion diagnostic, and if we are unable obtain regulatory clearance or approval for such a companion diagnostic test we may not realize the full commercial potential of batiraxcept.
•	If batiraxcept has undesirable side effects, it may delay or preclude its development.
•	We rely upon one third party to manufacture our drug substance.
•	We may be unable to manufacture our product candidate in sufficient quantities for commercialization.
•	Changes to our third-party contract manufacturer could adversely impact our timelines and costs.
•	We rely on third parties as vendors, manufacturers and for various services, over which we have no control.
•	We may not be able to retain key personnel or attract, retain and motivate qualified personnel.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

•	If the results from preclinical studies or clinical trials of our product candidate are unfavorable, we could be delayed or precluded from the further development or commercialization of the product candidate.
•	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
•	Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
•	We face significant competition from other biotechnology and pharmaceutical companies.
•	Batiraxcept, may cause adverse effects or have other properties that could delay or prevent our regulatory approval or limit the scope of any approved label or market acceptance.
•	Improper activities by our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors could have an adverse effect on our results of operations.
•	If we are not able to obtain, or are delayed in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing batiraxcept.
•	We may never obtain approval for or commercialize batiraxcept.
•	Even if we obtain regulatory approval, we, may face future development and regulatory difficulties.
•	Our product candidate may not receive market acceptance by physicians, patients, third-party payors or others.
•	Any failures to comply with healthcare regulatory laws could negatively impact our business.
•	We are subject to product liability risks which could result in lawsuits that may require us to incur substantial liabilities.
•	We will need to establish sales, marketing and distribution.
•	Obtaining approval to commercialize batiraxcept outside of the United States will subject us to a variety of risks.
•	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and maintain patent protection for batiraxcept, or the scope of any patent protection we do obtain may be insufficient.
•	We may be involved in lawsuits to protect or enforce the patents upon which we rely.
•	Changes in U.S. patent law could diminish the value of patents and impair our ability to protect our product candidate.
•	If a third party claims we are infringing on their intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing batiraxcept.
•	We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
•	We are subject to the possibility that a competitor will discover our trade secrets and that they will be misappropriated or disclosed.
•	Our patent protection could be reduced or eliminated for non-compliance with various governmental requirements.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to the ownership of our common stock

•	Our stock price is volatile and may be volatile in the future.
•	Our executive officers, directors, entities under their control and principal stockholders can exert significant influence on all matters submitted to stockholder for approval due to their share ownership.
•	We incur significant costs as a result of operating as a public company.
•	We are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.
•	We may fail to satisfy applicable Nasdaq listing requirements.
•	An active trading market for our common stock may not be maintained.
•	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
•	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
•	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders.
•	Our employment arrangements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us.
•	We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1. Business.

Overview

Aravive, Inc. was incorporated on December 10, 2008 in the State of Delaware. Aravive Biologics, Inc. (“Aravive Biologics”) our wholly owned subsidiary was incorporated in 2007. Aravive is a clinical-stage biopharmaceutical company developing treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

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

Our current development program benefits from the availability of a proprietary serum-based biomarker that accelerated batiraxcept drug development by allowing us to select a pharmacologically active dose and may potentially identify the cancer patients that have the best chance of responding to batiraxcept.

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

In our completed Phase 1 clinical trial in healthy volunteers with batiraxcept, we demonstrated proof of mechanism for batiraxcept in neutralizing GAS6. Importantly, batiraxcept had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of batiraxcept for platinum-resistant recurrent ovarian cancer ("PROC").

In December 2018, we initiated a Phase 1b clinical trial of batiraxcept combined with standard of care therapies in patients with PROC for which it reported results in July 2020.

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited (“WuXi”), the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor ("CTGF"), implicated in cancer and fibrosis, and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

In November 2020, we entered into a collaboration and license agreement with 3D Medicines Inc. ("3D Medicines") (the “Agreement” or the “3D Medicine Agreement”), whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau (the "Territory") for an upfront cash payment of $12 million. During the second quarter of 2021, we received a $6 million development milestone from 3D Medicines, for completing our first clinical milestone with 3D Medicines, dosing the first patient in our Phase 3 trial of batiraxcept in PROC. Based upon this event, we received a $6 million cash payment during the second quarter of 2021. In August 2021, we received a $3 million development milestone from 3D Medicines, based on the Center for Drug Evaluation ("CDE") of the China National Medical Products Administration ("NMPA") approval of the Investigational New Drug application ("IND") submitted by 3D Medicines to participate in our international batiraxcept Phase 3 PROC clinical trial.

During the fourth quarter of 2020, we initiated the Phase 1b portion of our Phase 1b/2 trial of batiraxcept in clear cell renal cell carcinoma (“ccRCC”) and we dosed our first patient in the trial in March 2021.

During the first quarter of 2021, we initiated a registrational Phase 3 trial of batiraxcept in PROC and we dosed our first patient in the trial in April 2021.

In May 2021, we initiated the Phase 1b portion of our Phase 1b/2 trial of batiraxcept in first-line pancreatic adenocarcinoma, and we dosed our first patient in the trial in August 2021.

In June 2021, we announced positive initial safety, pharmacokinetic, and pharmacodynamic results from the Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC in 3 patients dosed with 15mg/kg of batiraxcept. Based on the pharmacokinetics (“PK”), pharmacodynamics, and safety data at 15mg/kg of batiraxcept, and approval by the Data and Safety Monitoring Board ("DSMB"), we announced plans to expand the dosing of 15mg/kg of batiraxcept to additional patients to determine the potential of initiating the Phase 2 portion with this dose. We also announced plans to continue to investigate higher doses of batiraxcept in the Phase 1b to obtain additional safety, PK, and pharmacodynamics information.

In October 2021, the European Medicines Agency (“EMA”) granted orphan drug designation for batiraxcept for the treatment of ovarian cancer, following a recommendation from the Committee for Orphan Medicinal Products.

In November 2021, we announced positive preliminary safety, pharmacokinetic, and pharmacodynamic data for 18 patients and clinical activity data for 16 evaluable patients from the Phase 1b trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.

In January 2022, we provided updated safety, pharmacokinetic, and pharmacodynamic data encompassing a total of 26 patients and updated clinical activity data encompassing a total of 23 patients from the Phase 1b trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.  We also provided clinical activity data for 6 patients in a trial evaluating batiraxcept in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with advanced or metastatic pancreatic adenocarcinoma eligible to receive gemcitabine and nab-paclitaxel as first-line treatment.

In March 2022, we announced updated safety and clinical activity data from the 26 patients from the Phase 1b trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.  We also provided updated clinical activity for 13 patients in a trial evaluating batiraxcept in combination with gemcitabine and nab-paclitaxel (Abraxane®) in first-line pancreatic adenocarcinoma patients. Additionally, we announced that the interim analysis from the P3 PROC trial had been eliminated as we had confidence that the study would enroll the required number of bevacizumab naïve patients to balance the bevacizumab populations without an interim analysis. We are in the process of communicating with the FDA regarding changes to the analysis plan.

As we advance our clinical programs, we are in close contact with our clinical research organizations ("CROs") and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs. We have experienced delays in patient enrollment due to the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity, the Company could experience significant disruptions to its clinical development timelines and, if we experience delays in patient enrollment and deems it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects.

Figure 1: Aravive Pipeline

First Oncology Indication - Ovarian Cancer and Current Market Opportunity

The decision to select high grade platinum-resistant recurrent ovarian cancer as our first indication was based upon the preclinical data that we generated with batiraxcept in PROC, the fact that high grade serous ovarian cancer tumors are highly AXL positive and the high unmet medical need for effective therapies to treat PROC. In August 2018, the FDA granted Fast Track Designation to batiraxcept for PROC.

Ovarian cancer ranks fifth in cancer deaths among women in the U.S., accounting for more deaths than any other cancer of the female reproductive system.  According to the American Cancer Society, it is estimated that in 2022 there will be approximately 19,880 new cases of ovarian cancer diagnosed in the United States and approximately 12,810 ovarian cancer deaths in the United States. A woman’s risk of getting ovarian cancer during her lifetime is about 1 in 78. Her lifetime chance of dying from ovarian cancer is about 1 in 108.  Due to the nonspecific nature of disease symptoms, currently approximately 70% of ovarian cancer patients are diagnosed with advanced-stage disease, at which point their prognosis is poor. Improving the ability to detect ovarian cancer early is a research priority, given that women diagnosed with localized-stage disease have more than a 90% five-year survival rate.

Decision Resources Group, LLC or DRG in its January 2021 Key Findings in Ovarian Cancer, Disease Landscape and Forecast Report estimates the total ovarian cancer market to grow in the major markets (United States, France, Germany, Italy, Spain, the United Kingdom and Japan) at an annual rate of 12.5% from nearly $3 billion in 2019 to nearly $10 billion in 2029.

Treatment of PROC patients (patients whose disease progresses within 6 months of their last platinum-based therapy) on their second- and third-line of therapy consists of a nonplatinum monotherapy as sequential single-agent salvage chemotherapy has been shown to be superior to multiagent chemotherapy in this setting (DRG- December 2019 Ovarian Cancer Disease Landscape and Forecast). Widely used single-agent therapies in this population include gemcitabine, pegylated-liposomal doxorubicin, topotecan, and paclitaxel (“PAC”) with or without bevacizumab or Avastin. The median progression free survival (“PFS”) rate for patients given standard of care (PAC or doxil/pegylated liposomal doxorubicin (“PLD”)) to treat platinum-resistant recurrent ovarian cancer is 3-4 months, with a median overall survival (“OS”) of 9-12 months (A. Davis et al. / Gynecologic Oncology 133 (2014) 624–631).  Adding bevacizumab to the chemotherapy resulted in a median PFS of 6.7 months (Pujade-Lauraine, et al., J Clin Oncol 32:1302-1308) but there was no OS benefit (Stockler MR, et al. J Clin Oncol. 2014 May 1;32(13):1309-16). In the United States, another treatment option in third-line platinum-resistant/refractory ovarian cancer are poly ADP ribose polymerase inhibitors (PARPi) which are indicated as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) with advanced ovarian cancer who have been treated with two or more chemotherapies. There is no standard of care for patients with non-BRCA mutated/ HR proficient ovarian cancer in the fourth- and subsequent-line settings. The majority of these patients have become platinum-resistant and are typically managed with monotherapy chemotherapy treatments.

Overview of Our Phase 1b Clinical Trial for the Treatment of Patients with PROC

In December 2018, following a normal healthy volunteer trial that identified a dose of 10mg/kg batiraxcept as sufficient to suppress serum GAS6 levels for a two-week period, we began treating patients in our Phase 1b clinical trial combining 10mg/kg (administered every 2 weeks) batiraxcept with standard-of-care therapies (specifically, PAC or PLD) in patients with PROC.

The Phase 1b clinical trial was designed, in part, to confirm the dosing regimen predicated on the Phase 1 trial in healthy volunteers and to identify the dose to investigate in later stage trials. The primary objective of the Phase 1b clinical trial was to assess the safety and tolerability of batiraxcept in combination with PAC or PLD, and secondary objectives were to assess PK and pharmacodynamics (serum GAS6 and soluble AXL (“sAXL”) levels), efficacy, and potential immunogenicity of batiraxcept. Exploratory objectives included efficacy endpoints in biomarker (GAS6, AXL) defined populations based on expression of those biomarkers in serum and/or tumor tissue.

In September 2019, we presented positive data from the initial 12 patients of the Phase 1b clinical trial in a late breaking oral presentation at the European Society for Medical Oncology Congress in Barcelona and based upon our analysis of the data decided to study higher doses of the drug and expanded the Phase 1b trial to study 15 mg/kg and 20 mg/kg dose levels.

Data from the Phase 1a and 1b Clinical Trials of batiraxcept

The safety of batiraxcept was studied in 84 subjects, including 31 healthy volunteers in a Phase 1a clinical trial and 53 PROC patients in a Phase 1b clinical trial (40 in 10 mg/kg cohort, 6 in 15 mg/kg cohort, and 7 in 20 mg/kg cohort). The primary objective of the Phase 1b clinical trial was to assess safety of batiraxcept in combination with PAC or PLD. Secondary endpoints included objective response rate (“ORR”), CA-125 response, clinical benefit rate, PFS, OS, PK profile, GAS6 serum levels, and anti-drug antibody titers.

Safety Data: Analysis of all safety data to date demonstrates that batiraxcept has been generally well-tolerated with no dose-limiting toxicities or unexpected safety signals. There were no batiraxcept-related significant adverse events reported. There were two types of adverse events that were considered related to batiraxcept, as determined by an independent medical monitor: infusion reactions and fatigue.  A premedication regimen was designed and implemented during the trial to manage potential infusion reactions.

Pharmacokinetics: Prior data analysis of 31 patients from the 10 mg/kg cohort showed that blood trough levels of batiraxcept demonstrated statistically significant correlation with clinical activity, as patients who achieved minimal efficacious concentration (MEC) >13.8 mg/L demonstrated a greater likelihood of response and prolonged PFS. Updated modeling using actual data from all enrolled patients demonstrated that the 20 mg/kg dose is not predicted to improve PFS relative to the 15 mg/kg dose so the dose of 15 mg/kg was selected as the recommended Phase 2 dose or RP2D for batiraxcept.

Clinical Activity: While the Phase 1b clinical trial was a safety trial and not powered to demonstrate efficacy, the investigator-assessed best response or RECIST V1.1 to batiraxcept across all cohorts supports promising clinical activity.  The Phase 1b study data is summarized as follows:

•	All doses of batiraxcept (10, 15 and 20mg/kg) were well-tolerated and the safety profile of the combination with PAC or PLD was consistent with the safety profile of PAC or PLD alone. Infusion reactions were noted, likely related to batiraxcept infusion and they were managed by a premedication regimen.

•

Batiraxcept plus PAC appeared to perform better than batiraxcept plus PLD: across all cohorts, batiraxcept plus PAC data show an ORR of 35% (8/23, including 2 CRs) compared to ORR of 11% (3/28) in batiraxcept plus PLD.

•

While not powered to demonstrate efficacy, drug exposure levels correlated with clinical response as there was a statistically significant relationship between batiraxcept trough levels and PFS, supporting the use of higher dose than 10 mg/kg of batiraxcept.  Additionally, batiraxcept combined with PAC had better clinical responses in patients whose trough levels were above the MEC of 13.8 mg/L compared to those patients whose trough levels were below the MEC.

•

Batiraxcept demonstrated meaningful benefit in patients with later lines of therapy and showed improved clinical benefit over published data showing response for patients who were on their third and fourth lines of therapy (Bruchim et al, European Journal of Obstetrics & Gynecology and Reproductive Biology 166 (2013) 94–98) or who progressed in less than 3 months following their last platinum-containing regimen (Kobayashi-Kato et al., Cancer Chemotherapy and Pharmacology (2019) 84:33-39 37).

•	Batiraxcept plus chemo appeared to perform better in patients without previous exposure to bevacizumab.

o	In a subgroup analysis of patients who had not been previously exposed to bevacizumab in their prior lines of therapy, batiraxcept plus chemotherapy yielded an ORR of 60% (6/10 including 2 CR) when combined with PAC and an ORR of 19% (3/16) when combined with PLD. For reference, control arms of the third-party AURELIA trial of bevacizumab (NCT00976911) showed ORR of 30.2% (out of 55 patients total) with PAC alone and 7.8% (out of 64 patients total) with PLD alone.

o

Patients who received 10 or 15 mg/kg in combination with PAC and whose trough level was above the MEC of 13.8mg/L demonstrated clinical activity (67% response rate, 7.7 months PFS, and 19.3 months OS) greater than what was reported for PAC alone (bevacizumab naïve) patients in the AURELIA trial:  30.2% ORR (no CR reported); 3.9 months mPFS; and 13.2 months mOS (Poveda et al, Journal of Clinical Oncology, Vol 33, No 32 (November 10), 2015: pp 3836-3838).

•	Serum levels of sAXL/GAS6 ratio related to response to batiraxcept and may identify PROC patients more likely to respond to batiraxcept chemotherapy combinations.

o	In the entire Phase 1b cohort, patients with a high sAXL/GAS6 ratio had 33% ORR (11/33) versus 0% ORR (0/15) in patients with a low sAXL/GAS6 ratio.

o	This biomarker will be investigated in every clinical trial, including the P3 PROC trial, to see if it can be validated for use to enrich the patient population likely to respond.

Table 1: Clinical Activity Data for 10mg/kg and 15mg/kg Patients whose First Trough Level was above the MEC of 13.8mg/L

PAC (N = 10)
Median PFS (months)	7.5
ORR	5 (50% [2CRs^ (20%])
Median Duration of Response (DoR) among those who responded (months)	7.4
Median OS (months)	19.0

•

Batiraxcept treatment alone demonstrated an ability to maintain tumor response. Three patients during the P1b clinical trial maintained their response for 3-6 months following discontinuation of chemotherapy and while remaining on batiraxcept treatment alone. The tumor in one patient in the 15mg/kg group had completely responded (CR) and tumors in the other 2 patients in the 10 mg/kg group had PR while remaining on batiraxcept treatment alone.

•	Two patients whose responses (CR and PR) were maintained on batiraxcept treatment alone for at least 6 months following discontinuation of chemotherapy missed their next dose of batiraxcept (one because she was hospitalized with COVID and one because she wanted to take a vacation) and their tumors showed progression at the next visit. These data suggest the responses these patients experienced was likely attributable to batiraxcept treatment.

Phase 3 Registrational Trial Design in PROC

On November 19, 2020, we announced that we had received guidance from the FDA on a registrational Phase 3 trial design for batiraxcept in PROC. The FDA feedback received was that this trial, if successful, could support full approval of batiraxcept for the treatment of PROC. No further preclinical or clinical pharmacology studies are required at this time. The global, randomized, double-blind, placebo-controlled is designed to evaluate efficacy and tolerability of batiraxcept at a dose of 15 mg/kg in combination with PAC.  The initial trial was an adaptive designed trial which included an interim analysis that would allow an additional 100 bevacizumab naïve patients to be enrolled to balance the bevacizumab populations should the interim analysis suggest additional bevacizumab naïve patients are potentially needed to increase the chance for success at the end of the trial.   The pivotal, adaptive Phase 3 trial was expected to enroll approximately 300-400 patients with high-grade serous ovarian cancer who have received one to four prior lines of therapy. In March 2022, we announced that we are seeking to omit the interim analysis in the trial as we believe we can enroll the number of bevacizumab naïve patients needed to have a potentially successful study. We are in the process of communicating with the FDA regarding proposed changes to the trial’s statistical analysis plan. This global trial is planned to be conducted at approximately 165 sites in the U.S., Canada, China, and Europe. The primary endpoint for the trial is PFS, and secondary endpoints include OS, ORR based on RECIST 1.1, safety and tolerability, DoR, quality of life, clinical benefit rate, and pharmacokinetic and pharmacodynamic profile. Exploratory biomarkers include serum GAS6, serum sAXL and batiraxcept drug levels. We dosed our first patient in the trial in April 2021.

Figure 2: Phase 3 batiraxcept -OC-004 Design

Second Oncology Indication-ccRCC

ccRCC and Current Market Opportunity

The decision to select ccRCC as our second indication was based upon the strong preclinical data that we generated with batiraxcept and the fact that AXL expression in primary tumors of ccRCC patients has been shown in third party studies as well as our own studies (Rankin et al, PNAS September 16, 2014 vol. 111 no. 37 13373–13378), to correlate with aggressive tumor behaviors.

Kidney cancer is a leading cause of cancer-related deaths in the United States and is among the 10 most common cancers in both men and women. Metastasis to distant organs including the lung, bone, liver and brain is the primary cause of death in kidney cancer patients as only 12% of metastatic kidney cancer will survive past 5 years. According to the American Cancer Society, it is estimated that there will be approximately 79,000 new cases of kidney cancer and 13,920 people will die from this disease in the United States during 2022.

ccRCC is a cancer of the kidney. The name "clear cell" refers to the appearance of the cancer cells when viewed with a microscope. ccRCC occurs when cells in the kidney quickly increase in number, creating a lump (mass). Though the exact cause of ccRCC is unknown, smoking, excessive use of certain medications, and genetic predisposition conditions, e.g., von Hippel Lindau syndrome which involves genetic mutation in VHL, a tumor suppressor gene controlling tumor initiation in ∼90% of ccRCC tumors, may contribute to the development of this type of cancer.

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

Planned Phase 1b/ 2 Clinical Trial

In February 2019, we announced our plans to develop batiraxcept in our second oncology indication, ccRCC. On January 13, 2020, we announced that we had received FDA clearance of our IND for investigation of our lead candidate, batiraxcept, in the treatment of ccRCC.

Figure 3: Phase 1b/2 Trial Designed to Accelerate Development in ccRCC

The Phase 1b trial is evaluating batiraxcept at doses of 15 mg/kg and 20 mg/kg, plus cabozantinib 60 mg daily in previously treated (2L+) patients with ccRCC. Prior treatment with cabozantinib was not allowed. The primary objective is safety; secondary and exploratory objectives include identification of the recommended phase 2 dose (RP2D), overall response rate (ORR), and duration of response (DOR). Given baseline levels of serum soluble AXL (sAXL)/GAS6 correlated to clinical activity in the Company’s Phase 1b trial of batiraxcept in platinum-resistant ovarian cancer, one of the objectives of the ccRCC trial is to correlate baseline sAXL/GAS6 with response in patients with ccRCC treated with batiraxcept plus cabozantinib. We dosed two cohorts of patients, one at the 15 mg/kg dose and the second at 20mg/kg dose. A review of the Phase 1b data demonstrates that 15mg/kg batiraxcept is an appropriate dose to suppress serum GAS6 levels in these patients being treated with cabozantinib and that 20mg/kg batiraxcept does not provide additional clinical activity beyond that seen with 15mg/kg batiraxcept, consistent with the modeling done using the Phase 1b PROC data.

In January 2022, the Company announced the first patient was dosed in the Phase 2 portion of the ccRCC trial. The Phase 2 portion of the Phase 1b/2 clinical trial of batiraxcept in ccRCC is an open-label study in which 55 patients are anticipated to enroll across three parts. Part A is expected to enroll approximately 25 patients and will investigate batiraxcept 15 mg/kg in combination with cabozantinib in 2L+ ccRCC patients. Part B is expected to enroll approximately 20 patients and evaluate batiraxcept 15 mg/kg in combination with standard of care nivolumab and cabozantinib in first-line ccRCC patients. Part C is expected to evaluate batiraxcept 15 mg/kg monotherapy in approximately 10 patients with ccRCC who are not eligible for curative intent therapies. The primary endpoint of each part of the Phase 2 portion of the trial is ORR and key secondary endpoints include DoR, PFS, and OS. The Phase 2 portion of the ccRCC clinical trial will also explore batiraxcept effects on biomarkers (sAXL and GAS6) in serum.

As of February 4, 2022, 26 ccRCC patients have been treated with batiraxcept at doses of 15 mg/kg (n=16) and 20 mg/kg (n=10), plus cabozantinib 60 mg daily in previously treated (2L+) patients with ccRCC. Demographics of the evaluated 26 patients are representative of a 2L+ ccRCC population, with all patients having received a prior immunotherapy. Key findings include:

•	No dose limiting toxicities observed at either the 15 mg/kg or 20 mg/kg batiraxcept dose in combination with cabozantinib.

•	At a median follow-up of 4.9 months on February 4, 2022, 92% of patients remain on study.

•	Best overall response rate (ORR) in the ITT population is 46% (12/26).

o	In the 15 mg/kg population, best ORR is 56% (9/16).

o	In the 20 mg/kg population, best ORR is 30% (3/10).

o	No patient has had progressive disease as their best response.

•	The 6-month progression-free survival (PFS) rate in the ITT population is 79%.

•	Median duration of response (DOR) has not been reached; the 3-month DOR is 100%.

Biomarker Data

As previously reported, a key finding from the Company’s Phase 1b trial of batiraxcept in platinum-resistant ovarian cancer is an observable correlation of baseline levels of serum soluble AXL (sAXL)/GAS6 to clinical activity. As such, one of the objectives of the ongoing Phase 1b/2 ccRCC trial is to measure the correlation of baseline sAXL/GAS6 with radiographic response in patients with ccRCC treated with batiraxcept plus cabozantinib. Ratios of sAXL/GAS6 were evaluated retrospectively.

Among the 26 patients treated in the ccRCC trial, 25 were evaluable for baseline sAXL/GAS6. A high ratio optimized a patient’s ability to respond to batiraxcept plus cabozantinib. Key findings from biomarker high patients include:

•	Best ORR rate in the biomarker high population is 63% (12/19).

o	In the 15mg/kg population, best ORR is 75% (9/12)

o	In the 20mg/kg population, best ORR is 43% (3/7)

•	The 6-month PFS rate in the biomarker high population is 77%, with a 6-month PFS rate of 91% in the 15 mg/kg biomarker high group.

•	Median DOR has not been reached in the biomarker high subgroup; the 3-month DOR is 100%.

The safety and clinical activity data continue to support 15 mg/kg batiraxcept as an appropriate dose to study in combination with cabozantinib in the Phase 2 ccRCC portion of the study.

Third Oncology Indication-Advanced or Metastatic Pancreatic Adenocarcinoma (PA)

The pancreas is a gland about 6 inches long that is shaped like a thin pear lying on its side and it is in the abdomen near the stomach, intestines, and other organs. The pancreas has two main jobs in the body: 1) to make juices that help digest (break down) food; and 2) to make hormones, such as insulin and glucagon, that help control blood sugar levels. Both of these hormones help the body use and store the energy it gets from food. The digestive juices are made by exocrine pancreas cells and the hormones are made by endocrine pancreas cells. About 95% of pancreatic cancers begin in exocrine cells and the most common pancreatic exocrine tumors are called adenocarcinomas.

According to the American Association for Cancer Research (“AACR”), pancreatic cancer is difficult to detect and diagnose because there aren’t any noticeable signs or symptoms in the early stages of pancreatic cancer, the symptoms are similar to those of many other illnesses, and the pancreas is hidden behind other organs. Pancreatic cancer is the seventh leading cause of cancer death worldwide. There were approximately 495,800 new cases of pancreatic cancer and 466,000 deaths from the disease worldwide in 2020. The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates that there will be approximately 60,430 new cases of pancreatic cancer and 48,220 deaths from the disease in the U.S. in 2021. Pancreatic cancer typically has a poor prognosis, and the five-year survival rate is approximately 11%. Per AACR, pancreatic cancer is projected to become the third leading cause of cancer death worldwide by 2025 and the second leading cause of cancer death in the U.S. by 2030.

Decision Resources Group, LLC or DRG in its December 2019 Pancreatic Cancer Disease Landscape and Forecast reports the first-line metastatic population is the largest drug-treatable population in pancreatic cancer. Correspondingly, the first-line metastatic population had the highest therapy sales ($901 million in 2018, with all but 62 million from the pancreatic exocrine tumor population), accounting for 53% of the total pancreatic cancer therapy market. By 2028, these sales will fall short by more than $100 million ($764 million in 2028), mainly because most products prescribed for metastatic pancreatic adenocarcinoma in the first-line have become generically available and due to failures of several highly anticipated late-phase pipeline drugs.  However, there is a clear need for additional therapies and there is a clear trend developing towards a combinatorial approach as a substantial percentage of early-phase studies are being conducted with two or more investigational agents. The addressable population (i.e., eligible to receive gemcitabine + nab-paclitaxel as first-line treatment) across the US and 5 major EU regions is estimated to be approximately 38,000.

On August 9, 2021, we announced that we had dosed the first patient in the Phase 1b portion of our Phase 1b/2 of AVB-500 as a first-line therapy in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with advanced or metastatic pancreatic adenocarcinoma eligible to receive gemcitabine and nab-paclitaxel combination therapy. The Phase 1b portion of the clinical trial will evaluate safety, tolerability, PK, pharmacodynamics, and clinical activity in approximately 20 patients dosed with 15 mg/kg of batiraxcept in combination with gemcitabine and nab-paclitaxel. The randomized, controlled Phase 2 portion of the clinical trial is designed to evaluate approximately 60 patients dosed with 15 mg/kg of batiraxcept as a first-line therapy in combination with gemcitabine and nab-paclitaxel versus gemcitabine and nab-paclitaxel alone. The primary endpoint of the Phase 2 portion of the trial is PFS. The secondary endpoints are ORR, DoR, clinical benefit rate, safety and OS, and the exploratory endpoints are PK and pharmacodynamics.

In February 2022, we provided updated safety and clinical activity data from the pancreatic adenocarcinoma as of February 4, 2022.  The safety profile of batiraxcept in combination with gemcitabine plus nab-paclitaxel was consistent with the safety profile of gemcitabine plus nab-paclitaxel alone. Thirteen patients had been followed for at least 8 weeks and 4 out of 13 (31%) had a best response of partial response, 5 out 13 (38%) had best response of stable disease and 4 out of 13 patients (31%) had best response of progressive disease.

Investigator Sponsored Trials

In May 2019 we entered into an institution sponsored clinical trial agreement with M.D. Anderson Cancer Center for the use of, and our supply of, batiraxcept, in combination with AstraZeneca Pharmaceuticals LP’s medicinal product durvalumab in a Phase 1/2 trial being conducted by the M.D. Anderson Cancer Center for the treatment of patients with platinum-resistant, recurrent epithelial ovarian cancer. In March 2020, we announced that the first patient was dosed in a Phase 1/2 trial for the use of, and our supply of, batiraxcept, in combination with EMD Serono’s medicinal product avelumab being conducted by the University of Oklahoma for the treatment of patients with advanced urothelial cancer (COAXIN trial).

Strategic Collaborations

In April 2020, we entered into a license and collaboration agreement with WuXi, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as CTGF, implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth in the clinic in 2023.

On November 6, 2020, we entered into the 3D Medicines Agreement, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in the Territory.

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

The following graphic indicates the relationship between batiraxcept protein levels and GAS6 levels in blood from humans participating in the batiraxcept first in human trial.

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

Since September 2017, we have relied on WuXi, a third-party contract manufacturer to manufacture clinical bulk drug substance and drug product of batiraxcept using a cell line and process developed by our contract manufacturer that has been licensed to us on a non-exclusive basis. We have manufactured enough batiraxcept to dose patients through the planned Phase 3 ovarian cancer trial. The clinical bulk drug substance and drug product is manufactured pursuant to the terms of a five-year Master Manufacturing Services Agreement that we entered into with our contract manufacturer in July 2016, which agreement automatically renews for successive one (1) year periods, unless either party provides written notice to the other party of its desire not to renew at least 90 days prior to the expiration of the then-current term.  The Master Manufacturing Services Agreement is terminable by us upon 45 days prior written notice, by our contract manufacturer upon 180 days prior written notice provided that all statements of work in progress at such time are completed and upon 60 days prior written notice upon a breach of the terms of the agreement if such breach is not cured within such 60-day period.

We have also contracted with an independent third party located in Texas for the labeling, packaging, and distribution of our injectable protein.

Our personnel have significant technical, manufacturing, analytical, quality and project management experience to execute and manage manufacturing process development, plus oversee the manufacture, testing, quality release, storage and distribution of drug products according to the current Good Manufacturing Practice (“cGMPs”), promulgated by the FDA and other regulatory requirements. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Our facilities, and our third-party manufacturers, may be subject to periodic inspections by FDA and local authorities, which include, but are not limited to procedures and operations used in the testing and manufacture of our biological drug candidates to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, and consent decrees causing significant restrictions on or suspending manufacturing operations plus causing possible civil and criminal penalties. These actions could have a material impact on the availability of its biological drug candidates. Similar to contract manufacturers, we may encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Research and Development

We have made and will continue to make substantial investments in research and development. Our research and development expenses totaled approximately $37.5 million and $17.6 million for the years ended December 31, 2021 and 2020, respectively.

In the ordinary course of business, we enter into agreements with third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials and aspects of research and preclinical testing. These third parties provide project management and monitoring services and regulatory consulting and investigative services.

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

At this time, there are no FDA or EMA approved therapies targeting GAS6. We believe this mechanism of action represents a novel approach to inhibiting tumor growth and metastasis, as well as addressing tumor immune evasion and resistance to other anticancer agents. Exelixis, Inc. markets cabozantinib, a Tyrosine Kinase Inhibitor which is the only currently marketed compound that inhibits AXL in addition to inhibiting several other kinases. We are aware of a number of companies focused on developing AXL inhibitors in various indications, including BerGenBio ASA, Astellas Pharma Inc., Mirati Therapeutics, Inc., Les Laboratoires Servier, SAS, Eli Lilly and Company, Bristol-Myers Squibb Company, Tolero Pharmaceuticals, Inc., Ignyta, Inc., as well as several companies addressing AXL inhibitors, and PARP 1/2 inhibitors and related signaling pathways.

Our competition may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting, including ovarian cancer, renal cell carcinoma and pancreatic cancer. Many of our potential competitors, alone or with their strategic partners may have substantially greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personal, establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies complementary to, or necessary for our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain approval from the FDA or other regulatory agencies for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before our product is able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

License Agreement

In 2012, Aravive Biologics entered into an exclusive license agreement with Leland Stanford Junior University ("Stanford University") for intellectual and tangible property rights relating to biologic inhibitors for therapeutic targeting the receptor tyrosine kinase AXL. The license agreement was amended in 2012, 2015 and 2017 to modify certain of the stated milestones and expand the patent rights granted to Aravive Biologics. The term of the license is the length of the last to expire patent. The license agreement grants Aravive Biologics exclusive, worldwide rights to make, use or sell licensed materials based upon the following patent-related rights:

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

Cancer Prevention and Research Institute of Texas (CPRIT) Grant

In 2016, Aravive Biologics was approved for a $20.0 million grant from CPRIT for development of AVB-S6. The CPRIT Grant is subject to customary CPRIT funding conditions including a matching funds requirement whereby Aravive Biologics was required to match $0.50 for every $1.00 from CPRIT. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds, and it raised $11.4 million since 2016. The grant award, as is customary for all CPRIT awards, contains a requirement that Aravive Biologics pay CPRIT a tiered royalty on sales of commercial products developed using CPRIT funds equal to a low- to mid-single digit percentage of revenue until such time as CPRIT has been paid an aggregate amount equal to 400% of the grant award proceeds. After 400% of the grant award proceeds has been paid, Aravive Biologics will be obligated to pay CPRIT a royalty of less than one percent for as long as Aravive Biologics maintains government exclusivity. The CPRIT Grant contract terminated on November 30, 2019. After the termination date, we are not permitted to retain any unused grant award proceeds without CPRIT’s approval, but our royalty and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect of our CPRIT project take place in Texas, survive the termination of the agreement. In addition, if we relocate our principal place of business outside of Texas within the three-year period after the date of final payment of grant funds (which final payment was received in March 2020), we are required to repay to CPRIT all grant funds received. We have received all $20 million of the grant award proceeds and have expended all of the grant award proceeds by the agreement termination date.

3D Medicines Inc. Agreement

On November 6, 2020, we entered into the 3D Medicines Agreement, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in the Territory.

Under the terms of the 3D Medicines Agreement, we received from 3D Medicines cash payments of $21 million (inclusive of $9 million in milestone payments) and are eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million (inclusive of $9 million in milestone payments) in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any such milestones will in fact be met. We are obligated to make certain payments to Stanford University based on certain amounts received from 3D Medicines under the 3D Medicines Agreement pursuant to the existing license agreement by and between us and Stanford.

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

In August 2021, 3D Medicines received approval from the CDE of the NMPA of the IND submitted by 3D Medicines to participate in our international batiraxcept Phase 3 PROC clinical trial.

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

Our patent position with respect to the GAS6-AXL program is comprised of nine comprehensive patent portfolios containing composition of matter claims relating to novel GAS6-binding fusion proteins, claims to reagents and diagnostic methods for determining susceptibility or likelihood of a tumor to become invasive and/or metastatic, and claims to the use of our novel fusion proteins for the treatment of various oncological conditions, as well as antiviral and antifibrotic disorders. Our license agreement with Stanford University provides us with exclusive rights to intellectual property, or IP, that is either solely owned by Stanford (Portfolio I below) or co-owned by Stanford and us (Portfolios II, III, and V below). We also have rights to IP that we solely own (Portfolio IV and VI-X below).

As of March 15, 2022, we have exclusive rights to 31 issued patents (including the 18 validated EP countries for Portfolio I), 2 Hong Kong recorded patents, one allowed application and one pending patent application that are the subject of the license agreement with Stanford University. The expiration date for those patents/patent applications is 2031. We also have exclusive rights to 58 issued patents (including the 36 validated EP countries for Portfolio III and the 7 validated EP countries for Portfolio V) and 2 pending applications that are jointly owned with Stanford University and that are the subject of the license agreement with Stanford. The expiration dates for those patents/patent applications range from 2033-2035. We have 1 issued patent and 15 pending applications that we solely own. The expiration dates for those patents range from 2035-2042. Additional details on our relevant portfolios is provided below:

•

Portfolio I— “Inhibition of AXL Signaling in Anti-Metastatic Therapy” 13 Granted Patents*--US8618254, US9074192, US9266947, AU2011207381, CA2786149, CN-ZL201180014940, EP2525824 (*Validated in 18 EP countries), IN6649/CHENP/2012, JP5965322, KR 127996-6, RU2556822, ZA2012/04866, ZA2013/07676--2 Recorded Patents--HK 1242355 (Recorded), HK 1245806 (Recorded)--1 Pending Application ---- CN201610819620.7, 1 Allowed Application -- EP17159334.6

•	Portfolio II— “Inhibition Of AXL/GAS6 Signaling in the Treatment Of Disease” 1 Granted Patent—US9,879,061

•	Portfolio III— “Modified AXL Peptides and Their Use in Inhibition of AXL Signaling in Anti- Metastatic Therapy” 10 Granted Patents**--US9822347, US11136563, AU2013359179, AU2019210662, CA2894539, EP2931265 (**Validated in 18 EP countries), EP3326622 (**Validated in 18 EP countries), JP2015-547567, JP2018-154641, HK 1256071--1 Pending Application—US17/465,203

•	Portfolio IV— “Antiviral Activity of GAS6 Inhibitor” 1 Granted US Patent--US10137173--1 Pending Application--CA2909609

•	Portfolio V— “Antifibrotic Activity of GAS6 Inhibitor” 4 Granted Patents***--US10,876,176, AU2015364437, EP3233902 (*** Validated in 7 EP Countries), HK1244825--1 Pending Application CA2971406

•

Portfolio VI— “Methods of Treating Metastatic Cancers Using Axl Decoy Receptors” 11 Pending Applications--US20200289613, AU2018359863, CA3080732, CN2018800840462, EP18872866.1, HK 62020020701.2, HK 62020020970.3, JP2020-523776, KR10-2020-7016082, MX/a/2020/007130, RU2020116224

•	Portfolio VII— “Methods of Treating Immunoglobulin A Nephropathy (IgAN) Using Axl Decoy Receptors” PCT/US2020/022860—Abandoned-Business Decision

•	Portfolio VIII— “Methods of Treating Clear Cell Renal Cell Carcinoma (ccRCC) Using Axl Decoy Receptors” –1 Pending Application--PCT/US2021/012176

•	Portfolio IX— “Diagnostic Methods For Cancer Using AXL Decoy Receptors” 1 Pending Application—PCT/US2021/042124

•	Portfolio X— “Methods Of Treating Locally Advanced Or Metastatic Pancreatic Adenocarcinoma Using AXL Decoy Receptors As First-line Therapy” 1 Pending Application—US63243113

In the future, we expect to continue prosecuting broader coverage of certain composition of matter applications. Additionally, we will seek to file new patents related to novel candidates, manufacturing, clinical formulations, dose, and indications, as well as evaluate the acquisition of other innovative IP.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office ("USPTO") in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering its therapeutics candidates and their methods of use.

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

Government Regulation

Federal, state and local government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological and pharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agencies before they may be legally marketed in foreign countries. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Approval Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, Public Health Service Act (the "PHSA"), and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an Investigational New Drug which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

•

submission to the FDA of a Biologics License Application ("BLA") for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of nonclinical testing and clinical trials;

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

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. For a Fast Track biological product, the FDA may consider review of completed sections of a BLA on a rolling basis provided the sponsor provides, and the FDA accepts, a schedule for the submission of the completed sections of the BLA. Under these circumstances, the sponsor pays any required user fees upon submission of the first section of the BLA. A Fast Track designated drug candidate may also qualify for priority review, under which the FDA reviews the BLA in six months rather than ten months after it is accepted for filing.

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

Additionally, the intent standard under the anti-kickback statute was amended by the Affordable Care Act (“ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”), as discussed below.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil FCA, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services; making a false statement or record material to payment of a false claim; or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a FCA violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal FCA is a civil statute, conduct that results in a FCA violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the FCA. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. It is unclear how these challenges and other efforts to repeal and replace the ACA will impact our business in the future.

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

European Data Collection

The collection and use of personal health data in the European Economic Area (EEA) is governed by the General Data Protection Regulation 2016/679 ("GDPR"), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the EU. The GDPR enhances data protection obligations for data controllers of personal data (including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements) and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. Our management and scientific teams possess considerable experience in drug discovery, research, manufacturing, clinical development and regulatory matters and we believe that we benefit from this experience and industry knowledge. Our research team includes M.D., M.S., and Ph.D.-level scientists with expertise in cancer biology. As of December 31, 2021, we had 23 full-time employees, of which 15 were part of our research team and 8 were part of our general and administrative team. Of the management team, 80% are women or minorities. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully.

Competitive Pay and Benefits

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

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel COVID-19 pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

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

Corporate Information

We were incorporated under the laws of the State of Delaware in December 2008 under the name Versartis, Inc. and completed our initial public offering in March 2014. Aravive Biologics was incorporated under the laws of the State of Delaware in April 2007, originally under the name of Hypoximed, Inc, which name was changed to Ruga Corporation in July 2009 and changed to Aravive Biologics, Inc. in October 2016. On October 12, 2018, we, then known as Versartis, Inc. and Aravive Biologics, completed a merger and reorganization (the "Merger"), pursuant to which Aravive Biologics survived as our wholly owned subsidiary.  In connection with the completion of the Merger, on October 15, 2018, we changed our name from Versartis, Inc. to “Aravive, Inc.” and on October 16, 2018, we effected a reverse split of our common stock at a ratio of 1-for-6 (the "Reverse Split").

Available Information

Our website address is www.aravive.com.  We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the Securities and Exchange Commission (the "SEC"). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at http://ir.aravive.com/investors/financial-information. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K

The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial and increasing losses for the foreseeable future. We have only one product candidate, batiraxcept, and no commercial sales, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability.

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

Aravive Biologics was founded in 2007, and its operations to date have been primarily focused on developing its only product candidate, batiraxcept. Aravive Biologics has not yet successfully obtained marketing approval, manufactured batiraxcept product at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize batiraxcept. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of approximately $539.8 million.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT grant proceeds, at-the-market offerings of our common stock, public offerings of our common stock as well as upfront and milestone payments received from license agreements. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase to the extent we:

•	continue the research and development of our only product candidate, batiraxcept, and any future product candidates;

•	conduct additional clinical studies of batiraxcept in the future, especially later stage trials that involve a larger number of patients;

•	seek to discover or in-license additional product candidates;

•	seek regulatory approvals for batiraxcept and any future product candidates that successfully complete clinical studies;

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

Our consolidated audited financial statements as of and for the year ended December 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021 with respect to this uncertainty.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At December 31, 2021, we had an accumulated deficit of $539.8 million and working capital of $44.8 million. Subsequent to December 31, 2021, we received approximately $19.3 million in net proceeds from financings. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of December 31, 2021, we had a cash and cash equivalents balance of approximately $59.4 million consisting of cash and investments in highly liquid U.S. money market funds. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the first quarter of 2023 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the Company. As such, the Company cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report on Form 10-K are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. As of December 31, 2021, we had approximately $59.4 million in cash and cash equivalents, which does not include additional funds raised subsequent to December 31, 2021. We believe that our existing cash and cash equivalents, which includes cash received in financings subsequent to December 31, 2021, will be sufficient to fund our current planned operations into the first quarter of 2023 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not have any material committed external source of funds or other support for our development efforts. Although we have entered into an at-the-market facility with Piper Sandler & Co. (“Piper Sandler”), and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agents, there can be no assurance that we will meet all of the conditions necessary to continue to use such facility or that we can generate sufficient proceeds from the sale of securities pursuant to such facility to support our operations. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. In addition, certain SEC and Nasdaq Stock Market Global health limitations with respect to fundraising, including limitations on the use of our shelf registration statement, may make it more difficult to raise additional funds. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Raising additional funds by issuing securities may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require it to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations and commercialize batiraxcept. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming its stock or making investments.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, our manufacturing and clinical trial expenses, which are anticipated to be significant, may fluctuate significantly quarter to quarter based upon whether or not we are engaged in clinical trials or manufacturing our product candidate, batiraxcept, and timing of our process development work.  Furthermore, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to batiraxcept and any future product candidates, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•

the cost of manufacturing batiraxcept and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the timing and outcomes of clinical studies for batiraxcept and any future product candidates or competing product candidates;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of batiraxcept or any of our future product candidates;

•	the level of demand for batiraxcept and any future product candidates, should they receive approval, which may fluctuate significantly and be difficult to predict;

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;

•	competition from existing and potential future drugs that compete with batiraxcept or any of our future product candidates;

•	our ability to commercialize batiraxcept or any future product candidate inside and outside of the United States, either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.

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

Our business and the business of the supplier of our clinical product candidate, batiraxcept and the suppliers of the standard of care drugs that are administered in combination with batiraxcept could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19. We have experienced delays in patient enrollment due to the COVID-19 pandemic.  To date, we are on track to meet all of our previously announced clinical milestones other than the delay in the interim analysis discussed above; however, if the COVID-19 pandemic continues and persists for an extended period of time or increases in severity or we should experience another pandemic, we could once again experience delays in patient enrollment and experience significant disruptions to our clinical development timelines. If we experience delays in patient enrollment and deems it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects.

In addition, a significant outbreak of contagious diseases in the human population could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of batiraxcept or the standard of care drugs that are administered in combination with batiraxcept. In addition, an outbreak near where our clinical trial sites are located, has in the past, and may in the future impact our ability to recruit patients, and would likely delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

COVID-19 could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As COVID-19 continues to spread around the globe, we have experienced disruptions that could severely impact our business and clinical trials, including:

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

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•

delays in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

In addition, the outbreak of COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war or other business interruptions. Any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, the current COVID-19 pandemic has, at points, caused an interruption in our clinical trial activities. Additionally, supply chains disruptions impact and may continue to impact our research activities. Moreover, at the end of 2021 and into 2022, tensions between the United States and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and, in February 2022, Russia invaded Ukraine. In response, North Atlantic Treaty Organization, or NATO has deployed additional military forces to Eastern Europe, and the Biden administration announced certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. For example, currently we have plans to conduct clinical trials in Eastern European countries, and may be prevented from doing so. This could negatively impact the anticipated timing and completion of our clinical trials and/or analyses of clinical results. In addition, if any sanctions were to be imposed on China that effect the export of our clinical trial materials, our ability to complete current and future clinical trials could be adversely impacted.

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

Our prospects are significantly dependent upon our license with Stanford University (the "Stanford License"). The Stanford License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover batiraxcept, the lead development candidate selected from the AVB-S6 family of proteins. If we breach the terms of the Stanford License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, including but not limited to, the failure to comply with material terms of the Stanford License, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain the license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

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

Although we are commercializing batiraxcept ourselves in the United States, we intend to seek to commercialize batiraxcept outside the United States through collaboration arrangements. For instance, we entered into the 3D Medicines Agreement under which we granted 3D Medicines an exclusive sublicense to develop and commercialize batiraxcept, in the Territory.

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

We rely extensively on our information technology systems which are vulnerable to damage and interruption.

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

We may face particular data protection, data security and privacy risks in connection with privacy regulations.

In the United States we are subject to several laws that protect the privacy of protected health information as well as data breach notification laws, the violation of which can result in penalties, criminal and civil penalties. Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. For example, in the European Union, the collection and use of personal data are governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union. member states governing the processing of personal data, impose strict obligations on entities, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and  national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

The GDPR also prohibits the transfer of personal data from the E.U. to countries outside of the E.U. unless made to a country deemed by the European Commission to provide adequate protection for personal data or accomplished by means of an approved data transfer mechanism (e.g., standard contractual clauses). Data protection authority guidance and enforcement actions that restrict companies’ ability to transfer data may increase risks relating to data transfers or make it more difficult or impossible to transfer E.U. personal data to the U.S.

We currently have only one product candidate, batiraxcept, in clinical development and are dependent on the success of batiraxcept, which requires significant additional clinical testing before seeking regulatory approval. If batiraxcept does not receive regulatory approval or is not successfully commercialized, our business will be harmed.

We are currently developing one clinical product candidate, batiraxcept, as a potential treatment for several types of cancer and fibrosis. Batiraxcept is currently being tested in clinical trials, and, to date, we have not had any product candidate approved for commercial sale. It is possible that we may never be able to develop a marketable product candidate. Our main focus is the development of batiraxcept, for the treatment of platinum-resistant recurrent ovarian cancer, ccRCC and pancreatic cancer.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to batiraxcept. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of batiraxcept, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval of a BLA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a product for many reasons.

Our success depends largely upon our ability to advance our clinical product candidate, batiraxcept, which is in early stages of development, through the various stages of drug development. If we are unable to successfully advance or develop batiraxcept, our business will be materially harmed.

Our clinical product candidate, batiraxcept, is in early stages of clinical development, and its commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of batiraxcept may have a material adverse effect on our business. The long-term success of our business ultimately depends upon our ability to advance the development of batiraxcept through clinical trials, appropriately formulate and consistently manufacture it in accordance with strict specifications and regulations, obtain approval for sale by the FDA or similar regulatory authorities in other countries, and ultimately successfully commercialize it directly or with a strategic partner or licensee. We cannot assure investors that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of batiraxcept or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of batiraxcept.

Batiraxcept must satisfy rigorous regulatory standards of safety, efficacy and manufacturing before we can advance or complete its development and before it can be approved for sale by the FDA or similar regulatory authorities in other countries. To satisfy these standards, we must engage in expensive and lengthy studies and clinical trials, develop acceptable and cost-effective manufacturing processes, and obtain regulatory approval of batiraxcept. Despite these efforts, batiraxcept may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be sufficient to support the continued development of batiraxcept. Many, if not most, companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our batiraxcept may not be predictive of the results we may obtain in future late-stage trials, especially in light of the fact that the results from our clinical trials to date have been from a small number of patients and may not be replicated with a larger number of patients. Furthermore, even if the data collected from preclinical studies and clinical trials involving any of our clinical product candidates demonstrate a satisfactory safety, tolerability and efficacy profile, such results may not be sufficient to obtain regulatory approval from the FDA in the United States, or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Clinical trials are risky, lengthy and expensive. We incur substantial expense for, and devote significant time and resources to, preclinical testing and clinical trials, yet cannot be certain that these tests and trials will demonstrate that a product candidate is effective and well-tolerated, or will ever support its approval and commercial sale. For example, clinical trials require adequate supplies of clinical trial material and sufficient patient enrollment to power the trial. Delays in patient enrollment can result in increased costs and longer development times. Even if we, or a licensee or collaborator, if applicable, successfully complete clinical trials for batiraxcept, we or they might not file the required regulatory submissions in a timely manner and may not receive marketing approval for batiraxcept. We cannot assure you that batiraxcept will successfully progress further through the drug development process, or ultimately will result in an approved and commercially viable product.

We have limited experience conducting clinical trials.

We are an early-stage clinical stage company, and our success is dependent upon our ability to obtain regulatory approval for and commercialization of batiraxcept, and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

•	continuing to undertake preclinical development and successfully enroll subjects in clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

We have limited experience conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have only limited experience conducting clinical trials. In part because of this lack of experience, we cannot guarantee that planned clinical trials will be completed on time, if at all, or that we will not require changes to our trial designs. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

If the actual or perceived therapeutic benefits, or the safety or tolerability profile of our clinical product candidate, batiraxcept, is not equal to or superior to other competing treatments approved for sale or in clinical development, we may terminate the development of batiraxcept at any time, and our business prospects and potential profitability could be harmed.

We are aware of a number of companies marketing or developing product candidates for the treatment of patients with cancer and fibrosis that are either approved for sale or further advanced in clinical development than ours, such that their time to approval and commercialization may be shorter than that for batiraxcept.

There are currently FDA approved biological drugs that target the GAS6/AXL pathway. However, if ever approved as a treatment for cancer, batiraxcept would indirectly compete with drugs approved to treat various types of cancer, such as those that regulate T-cell proliferation, including nivolumab, pembrolizumab, atezolizumab and other small molecule chemically manufactured drugs that target this pathway or other classes of drugs that are used for the clinical indications that ours is currently pursuing in clinic.

If at any time we believe that batiraxcept may not provide meaningful or differentiated therapeutic benefits, perceived or real, equal to or better than its competitor’s products or product candidates, or we believe that it may not have as favorable a safety or tolerability profile as potentially competitive compounds, we may delay or terminate its development. We cannot provide any assurance that the future development of batiraxcept will demonstrate any meaningful therapeutic benefits over potentially competitive compounds currently approved for sale or in development, or an acceptable safety or tolerability profile sufficient to justify its continued development.

For the Phase 3 clinical trial in patients with platinum-resistant recurrent ovarian cancer and for the Phase 1b/2 clinical trials in patients with ccRCC or pancreatic adenocarcinoma we are administering, or plan to administer, our clinical product candidate, batiraxcept, in combination with approved standard of care drugs. Any problems obtaining the standard of care drugs could result in a delay or interruption in our clinical trials.

For each of our ongoing clinical trials, we are administering batiraxcept in combination with already approved standard of care drugs. Therefore, our success will be dependent upon the continued use of and ability to obtain the standard of care drugs. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care drugs that are used in our clinical trials are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

If our product candidate, batiraxcept, requires or would commercially benefit from a companion diagnostic, and if we are unable to successfully validate, develop and obtain regulatory clearance or approval for such a companion diagnostic test, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

In connection with the clinical development of batiraxcept or other product candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our drug candidates. Such companion diagnostics may be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization. We may be unable to successfully validate, develop and obtain regulatory clearance or approval for any such companion diagnostic tests or may experience delays in doing so, which could materially harm or limit the commercial potential of our product candidates.

Our clinical product candidate, batiraxcept, may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products, which may delay or preclude its development or regulatory approval, or limit its use if ever approved.

Throughout the drug development process, we must continually demonstrate the activity, safety and tolerability of batiraxcept, in order to obtain regulatory approval to further advance our clinical development, or to eventually market it. Even if our clinical product candidate demonstrates adequate biologic activity and clear clinical benefit, any unacceptable side effects or adverse events, when administered alone or in the presence of other pharmaceutical products, may outweigh these potential benefits. We may observe adverse or serious adverse events or drug-drug interactions in preclinical studies or clinical trials of batiraxcept, which could result in the delay or termination of its development, prevent regulatory approval, or limit its market acceptance if it is ultimately approved.

For our clinical product candidate, batiraxcept, we rely upon one third party to manufacture its drug substance. Any problems experienced by either our third-party manufacturer or our vendors could result in a delay or interruption in the supply of batiraxcept to us until the third-party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

For our clinical product candidate, batiraxcept, we currently rely on one third-party manufacturer located in China to manufacture batiraxcept for our clinical studies and that manufacturer purchases materials from our third-party vendors and transports the materials necessary to produce batiraxcept, such as the required reagents and containers. The recent outbreak of the novel strain of COVID-19 caused a widespread health crisis in several districts in China which resulted in temporary work stoppages in many affected districts. If the virus or any other virus should spread to the districts in which our manufacturer’s facilities are located, we could experience delays in manufacturing and shipments of our clinical product, which could result in clinical trial delays.  If the third-party manufacturer were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

If our manufacturer is not able to manufacture sufficient quantities of batiraxcept, our development activities would be impaired. In addition, the manufacturing facility where our clinical product candidate, batiraxcept, is manufactured is subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with cGMP. Any failure to follow and document the manufacturer’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished product for clinical trials, which may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for batiraxcept. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet FDA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;

•	Our contract manufacturers failing to develop an acceptable formulation to support late-stage clinical trials for, or the commercialization of, our clinical product candidate, batiraxcept;

•

Our contract manufacturer being unable to increase the scale of or the capacity for, or reformulate the form of our clinical product candidate, batiraxcept, which may cause us to experience a shortage in supply, or cause the cost to manufacture batiraxcept to increase. We cannot assure you that our contract manufacturers will be able to manufacture batiraxcept at a suitable commercial scale, or that we will be able to find alternative manufacturers acceptable to us that can do so;

•	Our contract manufacturer placing a priority on the manufacture of other customers’ or its own products, rather than our products;

•

Our contract manufacturer or our vendors failing to perform as agreed, including failing to properly package, transport or store batiraxcept or its reagents, or exiting from the contract manufacturing business;

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

If we encounter any of these problems or are otherwise delayed, or if the cost of manufacturing in the China facility is not economically feasible or we cannot find another third-party manufacturer, we may not be able to produce our clinical product candidate, batiraxcept, in a sufficient quantity to meet future demand.

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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If demand for our products materializes, we may have to invest additional resources to purchase materials, hire and train employees, and enhance our manufacturing processes. It may not be possible for us to manufacture our clinical product candidate, batiraxcept, at a cost or in quantities sufficient to make its clinical product candidate commercially viable. Any of these factors may affect our ability to manufacture our products and could reduce gross margins and profitability.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured batiraxcept, itself, including:

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

If our contract manufacturer or its suppliers fail to deliver the required commercial quantities of our clinical product candidate, batiraxcept, required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for batiraxcept and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of batiraxcept, cause it to incur higher costs and could prevent us from commercializing batiraxcept successfully.

We may not be able to manufacture batiraxcept in sufficient quantities for commercialization.

In order to receive FDA approval of our clinical product candidate, batiraxcept, we will need to manufacture such clinical product candidate in larger quantities. Our third-party manufacturer may not be willing or able to increase successfully the manufacturing capacity for batiraxcept in a timely or economic manner, or at all. In the event FDA approval is received, we will need to increase production of batiraxcept. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for batiraxcept, the clinical trials as well as the regulatory approval or commercial launch of batiraxcept may be delayed or there may be a shortage in supply. Batiraxcept requires precise, high quality manufacturing. Failure to achieve and maintain high quality manufacturing, including the incidence of manufacturing errors, could result in patient injury or death, delays or failures in testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

In the event that we need to change our third-party contract manufacturer, our preclinical studies or our clinical trials, the commercialization of our clinical product candidate, batiraxcept, could be delayed, adversely affected or terminated, or such a change may result in the need for us to incur significantly higher costs, which could materially harm our business.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various materials in the manufacturing of batiraxcept are solely-sourced from certain contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult, if not impossible for us, and could be extremely costly if we do make such a change, which could result in our inability to manufacture batiraxcept for an extended period of time and a delay in the development of batiraxcept. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur significantly higher costs to manufacture batiraxcept.

If third-party vendors, upon whom we rely to conduct our preclinical studies or clinical trials, do not perform or fail to comply with strict regulations, these studies or trials may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing our preclinical studies and clinical trials. We have historically relied on, and intend to continue to rely on, third parties, including CROs, consultants and principal investigators, to assist us in designing, managing, conducting, monitoring and analyzing the data from our preclinical studies and clinical trials. In addition, institution sponsored clinical trials, such as the one being conducted by M.D. Anderson Cancer that uses batiraxcept in combination AstraZeneca Pharmaceuticals LP’s medicinal product Durvalumab, will be conducted by the institution. We rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies, the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our clinical product candidate, batiraxcept, may be delayed or prove unsuccessful.

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

We and our CROs will be required to comply with the Good Laboratory Practices and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities in the form of International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process and increase our costs.

Our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that it develops would be harmed, its costs could increase, and our ability to generate revenues could be delayed.

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

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what it has to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop our clinical product candidate, batiraxcept, and our business will be limited.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If the results from preclinical studies or clinical trials of batiraxcept are unfavorable, we could be delayed or precluded from its further development or commercialization, which could materially harm our business.

In order to further advance the development of, and ultimately receive marketing approval to sell batiraxcept, we must conduct extensive preclinical studies and clinical trials to demonstrate our safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can and do occur at any time, and in any phase of preclinical or clinical testing, and can result from concerns about safety, tolerability, toxicity, a lack of demonstrated biologic activity or improved efficacy over similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or early-stage clinical trials are not predictive of the results we may observe in late-stage clinical trials, especially since the number of subjects in our completed clinical trials was small.  In many cases, product candidates in clinical development may fail to show the desired tolerability, safety and efficacy characteristics, despite having favorably demonstrated such characteristics in preclinical studies or early-stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive marketing approval for, or commercialize our clinical product candidate, batiraxcept, including, but not limited to:

•

communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials, or placing the development of a product candidate on clinical hold or delaying the next phase of development until questions or issues are satisfactorily resolved, including performing additional studies to answer their queries;

•

regulatory authorities or institutional review boards ("IRBs") not authorizing us to commence or conduct a clinical trial at a prospective trial site or delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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

Even if the data collected from preclinical studies or clinical trials involving batiraxcept, demonstrate a satisfactory tolerability, safety and efficacy profile, such results may not be sufficient to support the submission of a BLA to obtain regulatory approval from the FDA in the United States, or other similar regulatory authorities in other foreign jurisdictions, which is required for us to market and sell batiraxcept.

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our clinical product candidate, batiraxcept.

Batiraxcept is still in clinical development and will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for any indication or for any treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for batiraxcept, or whether any such future BLA would be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of our Phase 1 clinical trial of the clinical product candidate as well as the pre-clinical results may not be predictive of the results of our Phase 2 or Phase 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles.

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing.  For example, in March 2022 we announced that we are seeking to revise the statistical analysis plan for our adaptive design Phase 3 trial of batiraxcept in PROC by omitting the interim analysis in the trial.  The current design includes an interim analysis that would allow an additional 100 bevacizumab naïve patients to be enrolled to balance the bevacizumab populations should the interim analysis suggest additional bevacizumab naïve patients are potentially needed to increase the chance for success at the end of the trial.   We believe we can enroll the number of bevacizumab naïve patients needed to have a potentially successful study, but our belief may be incorrect, and if we proceed with the revision to the statistical analysis plan we may ultimately have negative trial results or indeterminate trial results that are not able to support BLA approval.

If we are required to conduct additional clinical trials or other testing of batiraxcept beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of batiraxcept or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for batiraxcept require additional funding not budgeted for;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our clinical product candidate, batiraxcept, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize batiraxcept, any of which may harm our business and results of operations.

Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials especially in light of the COVID-19 pandemic. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of batiraxcept may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the trial drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the trial.

Furthermore, any negative results we may report in clinical trials of batiraxcept, negative results reported from clinical trials conducted by our collaborators or negative results of similar product candidates may make it difficult or impossible to recruit and retain participants in other clinical trials of that same clinical product candidate. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on its ability to develop its clinical product candidate, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing our services, we will be limited in our ability to compel our actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize product candidates that are superior to other products in the market;

•	demonstrate through our clinical trials that our clinical product candidate, batiraxcept, is differentiated from existing and future therapies;

•	attract qualified scientific and commercial personnel;

•	obtain patent or other proprietary protection for batiraxcept ;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully develop and commercialize, independently or with collaborators, new product candidates.

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

Our clinical product candidate, batiraxcept, may cause adverse effects or have other properties that could delay or prevent our regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events caused by batiraxcept could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in our clinical trials for batiraxcept, our ability to obtain regulatory approval for such clinical product candidate may be negatively impacted. In addition, adverse events caused by any clinical product candidate administered in combination with our product candidate could cause similar interruptions and delays, even though not caused by batiraxcept.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our clinical product candidate, batiraxcept, and our ability to generate revenue will be impaired.

Batiraxcept and the activities associated with our development and commercialization, including our design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a clinical product candidate will prevent us from commercializing the clinical product candidate. We have not received approval to market batiraxcept from regulatory authorities in any jurisdiction. We only have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the clinical product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Batiraxcept may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent it from obtaining marketing approval or prevent or limit commercial use.

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

Even if we obtain FDA approval in the United States, we may never obtain approval for or commercialize our clinical product candidate, batiraxcept, in any other jurisdiction, which would limit our ability to realize each product’s full market potential.

In order to market batiraxcept in a particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions and approval by regulatory authorities in other countries or jurisdictions does not ensure approval by the FDA. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of batiraxcept in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product candidate we develop will be unrealized.

Even if we obtain regulatory approval, we will still face extensive ongoing regulatory requirements and our clinical product candidate, batiraxcept, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product candidate, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval. If batiraxcept receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety and/or efficacy of batiraxcept. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market batiraxcept for its approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with batiraxcept, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of batiraxcept. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Even if our clinical product candidate, batiraxcept, receives marketing approval, we may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If batiraxcept receives marketing approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If we do not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;

•	effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments;

•	our ability to offer batiraxcept for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the willingness of the medical community to offer customers our product candidate option in addition to or in the place of batiraxcept ;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our product together with other medications.

Because we expect sales of all of batiraxcept to be based on the same mechanism of action, the failure of our first product candidate to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we otherwise planned.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of batiraxcept that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of batiraxcept will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only on a limited basis, we may not be able to successfully commercialize batiraxcept. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain adequate pricing that will allow it to realize a sufficient return on our investment.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, China and other countries may cause us to price batiraxcept on less favorable terms that we currently anticipate. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of batiraxcept to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that is able to be charged for clinical product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for clinical product candidates. We expect to experience pricing pressures in connection with the sale of batiraxcept due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected for new products entering the marketplace.

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

•

the civil FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal physician sunshine requirements under the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Further, the ACA, among other things, amended the intent requirements of the federal anti-kickback statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. If a government authority were to conclude that we provide improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

We face an inherent risk of product liability exposure related to the testing of batiraxcept in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop after approval. Any adverse reactions in our clinical trials could be deemed to be related to batiraxcept and could result in claims from these injuries and we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our clinical product candidate, batiraxcept, if approved.

We do not have any infrastructure for the sales, marketing or distribution of batiraxcept, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product candidate that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product candidate for which we have obtained marketing approval, we will need a sales and marketing organization. We expect to build a focused sales, distribution and marketing infrastructure to market any other product candidates in the United States, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product candidate launch, which would adversely impact commercialization.

Factors that may inhibit our efforts to commercialize batiraxcept on our own include:

•	Our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to administer our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We intend to pursue collaborative arrangements regarding the sale and marketing of batiraxcept, if approved, for certain international markets; however, we may not be able to establish or maintain such collaborative arrangements, if able to do so, that our collaborators may not have effective sales. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force in the United States or negotiate a collaborative relationship for the commercialization of batiraxcept outside the United States we may be forced to delay the potential commercialization or reduce the scope of our sales or marketing activities. We may have to enter into arrangements with third parties or otherwise at an earlier stage than we would otherwise choose and we may be required to relinquish rights to our intellectual property or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize our clinical product candidate, batiraxcept outside of the United States, a variety of risks associated with international operations could harm our business.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our clinical product candidate, batiraxcept, and affect the prices we may obtain.

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA, and it is unclear how such challenges and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products, which could result in reduced demand for batiraxcept or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our clinical product candidate, batiraxcept, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

If the patent applications we hold with respect to our platform technology and clinical product candidate fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for batiraxcept, it could dissuade companies from collaborating with us to develop future product candidates and threaten our ability to commercialize future drugs. Any such outcome could harm our business.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of ours issued patents. In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act"), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.

Moreover, we may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. In other countries, we may be subject to or become involved in opposition proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, we owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe or otherwise violate our patents, the patents of our licensors, of our licensees or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that such patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, nonenablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors or licensees, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our clinical product candidate, batiraxcept.

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

If a third party claims we are infringing on their intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our clinical product candidate, batiraxcept, which could materially harm our business.

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

Patent applications in the United States are, in most cases, maintained in secrecy until approximately 18 months after the patent application is filed. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to product candidates similar to ours may have already been filed by others without our knowledge. In the event that a third party has also filed a patent application covering batiraxcept, we may have to participate in an adversarial proceeding, such as an interference proceeding, in the USPTO, or similar proceedings in other countries, to determine the priority of invention. In the event an infringement claim is brought against us, we may be required to pay substantial legal fees and other expenses to defend such a claim and, if we are unsuccessful in defending the claim, we may be prevented from pursuing the development and commercialization of a product candidate and may be subject to injunctions and/or damage awards.

In the future, the USPTO or a foreign patent office may grant patent rights covering batiraxcept to third parties. Subject to the issuance of these future patents, the claims of which will be unknown until issued, we may need to obtain a license or sublicense to these rights in order to have the appropriate freedom to further develop or commercialize them. Any required licenses may not be available to us on acceptable terms, if at all. If we need to obtain such licenses or sublicenses, but are unable to do so, we could encounter delays in the development of batiraxcept, or be prevented from developing, manufacturing and commercializing batiraxcept at all. If it is determined that we have infringed an issued patent and do not have freedom to operate, we could be subject to injunctions, and/or compelled to pay significant damages, including punitive damages. In cases where we have in-licensed intellectual property, our failure to comply with the terms and conditions of such agreements could harm our business.

It is becoming common for third parties to challenge patent claims on any successfully developed product candidate or approved drug. If we or our licensees or collaborators become involved in any patent litigation, interference or other legal proceedings, we could incur substantial expense, and the efforts and attention of our technical and management personnel could be significantly diverted. A negative outcome of such litigation or proceedings may expose us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. We may be restricted or prevented from developing, manufacturing and selling batiraxcept in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting and defending patents covering batiraxcept throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These other products may compete with batiraxcept in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary fee payments and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we and our licensors fail to maintain the patents and patent applications covering batiraxcept, our competitive position would be adversely affected.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2021 through December 31, 2021 the reported sale price of our common stock has fluctuated between $2.19 and $9.24 per share. Following the announcement of the failure of our Phase 3 clinical trial to meet its primary endpoint in September 2017, our stock price declined substantially. In addition, the ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of March 25, 2022, our executive officers, directors and entities under their control, and principal stockholders, in the aggregate, owned shares representing approximately 31.8% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 19.99% of our common stock. As a result, Dr. Eshelman acting on his own, would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market, or Nasdaq. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel are devoting and will continue to need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

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

We are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, certain exemptions are available to us from certain disclosure requirements that are applicable to other public companies that are not a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements.

As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not a smaller reporting company, nor have we included all of the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real property and lease facilities in Morrisville, North Carolina, Menlo Park, California and Houston, Texas.  Our principal executive offices are located in Houston, Texas where we occupy office space pursuant to the terms of a lease agreement that expires on July 31, 2022, which will automatically renew each year for a one-year term, unless a three-month notice is given to cancel. Our rent under the lease is approximately $1,000 per month.

In March 2017, we entered into an operating facility lease agreement with Bohannon Associates, a California partnership, dated March 17, 2017 (the “Master Lease”) for approximately 34,500 rentable square feet of office space located at 1020 Marsh Road, Menlo Park, California (the “1020 Marsh Facility”). The lease for the 1020 Marsh Facility commenced in August 2017 for a period of 86 months with one renewal option for a five-year term. Future base rent we owe over the lease term as of December 31, 2021 is $8.3 million.

On August 1, 2021, the sublease dated June 8, 2021 (the “Sublease Agreement”) by and between us and Grail, Inc., or Grail (“Subtenant”) became effective, whereby we agreed to sublease to Subtenant all of the approximately 34,500 rentable square feet of office space at the 1020 Marsh Facility currently leased pursuant to the Master Lease. The sublease commenced on August 1, 2021 and the term of the sublease was through October 31, 2024, unless the Master Lease was terminated earlier due to a breach by Subtenant. Base rent Subtenant was obligated to pay us as of December 31, 2021 was $6.7 million.

In October 2018, we executed a lease agreement in Palo Alto, California for approximately 4,240 square feet for office space. The rental term of the lease commenced on October 30, 2018 and expired August 31, 2020.

In August 2020, we entered into an operating facility lease agreement with Perimeter Center 7 Pack, LLC dated August 14, 2020 for approximately 4,128 square feet of office space at 1800 Perimeter Park Suite 130, Morrisville, North Carolina. Future base rent we owe over the lease term as of December 31, 2021 is $0.5 million.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Since October 16, 2018, our common stock has been listed on Nasdaq under the symbol “ARAV”.  Prior to that, from March 21, 2014 until October 16, 2018, our common stock traded on Nasdaq under the symbol “VSAR”.  In connection with the completion of the Merger, on October 15, 2018, our amended and restated certificate of incorporation was amended to effect, on October 16, 2018, a reverse split of our common stock at a ratio of 1-for-6.

Holders

On March 25, 2022, there were 26 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2021 that were not previously disclosed in our filings with the SEC.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. [Reserved]

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

In December 2018, we initiated our Phase 1b clinical trial of batiraxcept combined with standard of care therapies in patients with PROC, for which we reported results in July 2020.

In April 2020, we entered into a license and collaboration agreement with WuXi, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as CTGF, implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth for initial investigation in the clinic in 2023.

In November 2020, we entered into 3D Medicines Agreement, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in the Territory.

During the fourth quarter of 2020, we initiated our Phase 1b portion of the Phase 1b/2 trial of batiraxcept in ccRCC and we dosed our first patient in the trial in March 2021.

During the first quarter 2021, we initiated our registrational Phase 3 trial of batiraxcept in PROC and we dosed our first patient in the trial in April 2021.This global, randomized, double-blind, placebo-controlled adaptive trial is designed to evaluate efficacy and safety of batiraxcept at a dose of 15 mg/kg in combination with PAC versus PAC alone. As noted previously, we have experienced delays in patient enrollment due to the COVID-19 pandemic.

In May 2021, we announced expansion of batiraxcept development programs into first line pancreatic adenocarcinoma ("PA") with the goal of initiating the trial by end of 2021. We dosed our first patient in August 2021.

In June 2021, we announced positive initial safety, pharmacokinetic, and pharmacodynamic results from the batiraxcept Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC.

In October 2021, the EMA granted orphan drug designation for batiraxcept for the treatment of ovarian cancer, following a recommendation from the Committee for Orphan Medicinal Products.

In November 2021, we announced positive preliminary data from our Phase 1b trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.

In March 2022, we announced updated positive data and new biomarker data from our Phase 1b trial of batiraxcept in ccRCC.

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs. We have experienced delays in patient enrollment due to the COVID-19 pandemic.  To date, we are on track to meet all of our recently announced clinical milestones. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity, we could experience significant disruptions to our clinical development timelines and, if we experience delays in patient enrollment and deems it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects.

Recent Clinical Developments

In January 2022, we announced that we had dosed the first patient in the Phase 2 portion of the Phase 1b/2 study of batiraxcept in combination with cabozantinib for treatment of ccRCC.

In January 2022, we entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC   and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr.. Eshelman relating to the issuance of a pre-funded warrant to purchase up to 4,545,455 shares of  our common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of our common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  The closing of the transaction occurred on January 5, 2022. Pursuant to the terms of the Investment Agreement, we were required to file a registration statement registering the shares of common stock underlying the pre-funded warrant.  The registration statement was filed on January 5, 2022 and declared effective by the SEC on January 18, 2022.

In March 2022, we announced updated safety and clinical activity data from the 26 patients from the Phase Ib trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.  We also announced updated clinical activity for 13 patients in a trial evaluating batiraxcept in combination with gemcitabine and nab-paclitaxel in patients with advanced or metastatic pancreatic adenocarcinoma eligible to receive gemcitabine and nab-paclitaxel as first-line treatment.

Recent Financial Developments

On March 31, 2022, we closed a registered direct offering of our common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC, pursuant to which we issued 3,185,216 shares of common stock, 1,665,025 pre-funded warrants and common stock warrants to purchase up to 4,850,241 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC.  The purchase price per pre-funded warrant and accompanying common stock warrant was $2.004 for the institutional investor.  The net proceeds from the offering was $9.3 million, after deducting underwriting discounts, commission and offering expenses.  The common stock warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and will have an exercise price of $1.88 per share. The common stock warrants issued to Eshelman Ventures, LLC will be exercisable upon the approval by our stockholders of the exercise of previously issued securities, will expire five years following the exercise  date and will have an exercise price of $2.20 per share. We could receive additional gross proceeds of $9.4 million, if the warrants are fully exercised.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the years ended December 31, 2021 and December 31, 2020.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiaries, including Private Aravive. References to “Versartis, Inc.” or “Private Aravive” refer to those respective companies prior to the completion of their merger in October 2018.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the years ended December 31, 2021 and 2020, we generated approximately $7.4 million and $5.7 million from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time of the receipt and a portion of the payments that is deferred and recognized over the PROC trial period.

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

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)
Revenue:
Collaboration revenue	$7,442	$5,685	$1,757	31%
Operating expenses:
Research and development	37,541	17,620	19,921	113%
General and administrative	10,550	13,065	(2,515)	-19%
Loss on impairment of long-lived assets	—	5,784	(5,784)
Total operating expenses	48,091	36,469	11,622	32%
Loss from operations	(40,649)	(30,784)	9,865	-32%
Interest income	37	255	(218)	-85%
Other income (expense), net	1,461	(14)	1,475	(1)

Net loss	$(39,151)	$(30,543)	$8,608	-28%

(1)	Not meaningful.

Collaboration revenue

In November 2020, we entered into the 3D Medicines Agreement. Collaboration revenue was approximately $7.4 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively.

Research and development expense

Research and development expense increased by $19.9 million, or 113%, to $37.5 million in 2021 from $17.6 million for the same period in 2020. The increase was primarily due to the continued progress of our clinical programs, including our Phase 3 trial of batiraxcept in PROC, our Phase 1b/2 trial of batiraxcept in ccRCC, and our Phase 1 trial of batiraxcept in pancreatic cancer.  The increase in research and development expense was also driven by an increase in our compensation expense as we further built out research and development teams to manage our ongoing clinical trials. The initiation and advancement of our Phase 3 trial of batiraxcept in PROC is the most significant driver to the increase in expense in 2021 when compared to the same period in 2020. There were also increased manufacturing activities during 2021 due to the initiation of the Phase 3 PROC trial.

General and administrative expense

General and administrative expense decreased by $2.5 million, or 19%, to $10.6 million in 2021 from $13.1 million for the same period in 2020. The decrease was primarily driven by a lower stock-based compensation expense along with reduced rent expense, legal and consulting fees.

Loss on impairment of long-lived assets

We incurred non-cash charges for impairment of our long-lived assets of $5.8 million for 2020 related to our former sublease tenant's inability to pay future sublease rental payments as compared to no charges in 2021.

Other income (expense), net

Other income, increased by approximately $1.5 million, to approximately $1.5 million other income net in 2021 from $14 thousand of other expense for the same period in 2020. The increase relates our sublease income received from our new Subtenant with no write-down incurred in 2021 as compared to the failure to receive sublease income in 2020 from our prior sublease tenant, which was offset by the write-down of $1.4 million related to our sublease receivable balance and previously capitalized commission charges due to the default in 2020 and 2021 by the prior sublease tenant under its sublease with us.

Liquidity and Capital Resources

Since our inception and through December 31, 2021, we have financed our operations through private placements of our equity securities, public offerings of our common stock, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as upfront payments received from license agreements. At December 31, 2021, we had an accumulated deficit of approximately $539.8 million and working capital of $44.8 million, primarily as a result of research and development and general and administrative expenses. At December 31, 2021, we had cash and cash equivalents of approximately $59.4 million, a majority of which is invested in money market funds at several highly rated financial institutions.

During 2020 and 2021, our primary sources of funding have been grant revenue from our CRIT Grant, revenue from 3D Medicines and proceeds from the sale of our common stock, par value $0.0001 per share. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant related to a receivable balance recorded at December 31, 2019. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. In September 2020, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement"), with Piper Sandler and Cantor Fitzgerald, to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement and subsequent to December 31, 2021 through March 15, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement. On January 5, 2022, we received approximately $10.0 million from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock.  In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 pre-funded warrants and warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering.

As of December 31, 2021, we had cash and cash equivalents of approximately $59.4 million, which does not include approximately $19.3 million received subsequent to year end from the investments made by Eshelman Ventures and a single healthcare-focused institutional investor. We believe that our existing cash and cash equivalents will be sufficient to sustain operations into the first quarter of 2023 and that we will need to obtain additional financing in order to advance our clinical development program to later stages of development, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this annual report do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended
	December 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(32,177)	$(12,169)
Financing activities	31,061	7,583
Net decrease in cash and cash equivalents	$(1,116)	$(4,586)

Cash used in operating activities

Net cash used in operating activities was $32.2 million and $12.2 million during the years ended December 31, 2021 and 2020, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities in 2021 increased compared to the year ended December 31, 2020 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our new third oncology indication, pancreatic adenocarcinoma.

Cash provided by investing activities

Net cash from investing activities during the years ended December 31, 2021 and 2020 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $31.1 million and $7.6 million during the years ended December 31, 2021 and 2020, respectively. Financing activities related to the year ended December 31, 2021 included a registered direct offering with proceeds of $20.9 million along with at the market offering proceeds of $9.8 million. Financing activities related to the year ended December 31, 2020 included a private placement offering with proceeds of $5.0 million in April 2020 along with at the market offering proceeds of $2.3 million.

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

Collaboration Revenue

Collaboration revenue for 2021 and 2020 has been generated through our collaboration and license agreement which is within the scope of ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

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

Our collaboration and license agreement contains multiple elements including (i) intellectual property licenses and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, we implement the five-step model noted above. As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, estimated costs to be incurred, discount rates, and probabilities of technical and regulatory success.

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

Stock-based Compensation Expense

For the years ended December 31, 2021 and 2020, stock-based compensation expense was $2.3 million and $2.0 million, respectively. As of December 31, 2021, we had approximately $3.6 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.6 years. The intrinsic value of all outstanding stock options as of December 31, 2021 was approximately $1.6 million, of which all related to vested options. We expect to continue to grant equity incentive awards in the future as we seek to retain our existing employees.

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

As of December 31, 2021, our total gross deferred tax assets were $23.6 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. We have performed an analysis to determine whether an “ownership change” occurred from inception up to the Aravive Biologics acquisition date. Based on this analysis during 2018, management determined that both Versartis, Inc. and Aravive Biologics did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. During the years ended December 31, 2021 and 2020, no additional ownership changes were noted.

Recent Accounting Pronouncements

Recently issued accounting pronouncements that we have adopted or are currently evaluating are described in detail within “Note 2—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2021.

As of December 31, 2021, we are a non-accelerated filer, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our directors and executive officers, including their ages as of March 21, 2022. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Fredric N. Eshelman, Pharm. D.(1)	73	Executive Chairman of the Board of Directors
Gail McIntyre, Ph.D.(2)	59	President, Chief Executive Officer and Director
Vinay Shah (3)	59	Chief Financial Officer
Leonard Scott Dove, Ph.D. (4)	49	Chief Operating Officer
Amato Giaccia, Ph.D.	63	Director
Eric Zhang	40	Director
John A. Hohnecker, M.D.	62	Director
Michael W. Rogers	62	Director
Peter T.C. Ho, M.D., Ph.D.	60	Director
Sigurd C. Kirk	55	Director

(1)	Dr. Eshelman was appointed as our company’s Executive Chairman on January 3, 2022 and has served as the non-executive Chairman of our Board since April 8, 2020.

(2)

Dr. McIntyre was appointed President and Chief Executive Officer and director effective April 8, 2020. Dr. McIntyre served as our Chief Scientific Officer from February 12, 2019 until her appointment as Chief Executive Officer.

(3)	Mr. Shah has served as our Chief Financial Officer since October 12, 2018.

(4)	Dr. Dove has served as our Chief Operating Officer since March 21, 2022.

Fredric N. Eshelman, Pharm. D, Chairman of the Board of Directors

Dr. Eshelman was appointed the Executive Chairman of our company on January 3, 2022 and has served as the non-executive Chairman of the Board of Directors since April 8, 2020.  Dr. Eshelman is the Founder of Eshelman Ventures, LLC, an investment company primarily interested in healthcare companies. Previously, he founded and served as Chairman and Chief Executive Officer of Pharmaceutical Product Development, Inc. (PPDI) prior to the sale of the company to private equity interests. After PPD, he served as founding chairman and was the largest shareholder of Furiex Pharmaceuticals, Inc. (FURX), a company which in-licensed and rapidly developed new medicines. Furiex was sold to Forest Laboratories Inc. (which was later acquired by Actavis) in 2014. His career has also included positions as SVP development and board member of the former Glaxo, Inc., as well as management positions with Beecham Laboratories and Boehringer Mannheim Pharmaceuticals. Dr. Eshelman is also a member of the Board of Directors of, Amplitude Healthcare Acquisition Corp. (Nasdaq: AMHC) and Eyenovia Inc. (Nasdaq:EYEN). He is currently chairman of several biotech companies and previously was chairman of The Medicines Company (MDCO) and was on the board of Bausch Health (BHC) G1 Therapeutics, Inc. (Nasdaq: GTHX). Dr. Eshelman has served on the executive committee of the Medical Foundation of North Carolina and was appointed by the North Carolina General Assembly to serve on the Board of Governors for the state's multi-campus university system (chair of audit committee), as well as the North Carolina Biotechnology Center. In addition, he chairs the board of visitors for the School of Pharmacy at University of North Carolina at Charlotte (UNC-CH). The school was named the UNC Eshelman School of Pharmacy in recognition of his many contributions to the school and the profession.

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

Leonard Scott Dove, Ph.D., Chief Operating Officer

Dr. Dove has served as our Chief Operating Officer since March 21, 2022. Previously, from November 2017 until March 2022, Dr. Dove served as Senior Vice President and General Manager of PPD, Inc. (“PPD”), a Thermo Fisher Scientific company (NYSE: TMO), where he provided strategic direction and oversight of PPD’s Early Development Services business unit. In this role, Dr. Dove was responsible for the organizational design and executive management of early phase CRO operations. PPD is a leading global provider of clinical research services to the biopharma and biotech industry. Prior to joining PPD, from August 2015 to November 2017, Dr. Dove was an Executive Director of Clinical Development with Allergan, Inc. (“Allergan”) in a contract capacity serving as global clinical development leader for Viberzi®/Truberzi® (eluxadoline). At Allergan, he negotiated marketing approvals, labeling, and post-marketing requirements for eluxadoline as a treatment for irritable bowel syndrome, while overseeing the development and operational execution of its label expansion and lifecycle management clinical strategy. Dr. Dove previously oversaw the development of eluxadoline as program leader at Furiex Pharmaceuticals, Inc., managing the program through successful NDA submission until the acquisition of Furiex by Actavis plc (now Allergan). Dr. Dove received his B.S. in biochemistry and a doctorate in pharmacology from Texas A&M University.

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

John A. Hohneker, M.D., Director

Dr. Hohneker has served as a member of the Board of Directors since May 12, 2021. Dr. Hohneker has 30 years of drug development and leadership experience within the biotech and pharmaceutical industry. Dr. Hohneker served as President and Chief Executive Officer of Anokion SA, a biotechnology company, from January 2018 to January 2021. Prior to joining Anokion SA, Dr. Hohneker was President of Research and Development at FORMA Therapeutics Inc., a biotechnology company, from August 2015 to January 2018. From 2001 to 2015, Dr. Hohneker held roles of increasing responsibility at Novartis AG, most recently as Senior Vice President and Global Head of Development, Immunology and Dermatology. Prior to joining Novartis, he held positions of increasing responsibility at Glaxo Wellcome and its legacy company, Burroughs Wellcome.

Since January 2021, Dr. Hohneker has served on the Board of Directors of Evelo Biosciences, Inc., a publicly-traded company. From January to November 2017, he served on the Board of Directors of Dimension Therapeutics Inc., a biotechnology company, until it was acquired by Ultragenyx Pharmaceutical Inc. Dr. Hohneker received a bachelor’s degree in chemistry from Gettysburg College and an M.D. from the University of Medicine and Dentistry of New Jersey at Rutgers Medical School. He completed his internship and residency in internal medicine and his fellowship in medical oncology, all at the University of North Carolina at Chapel Hill.

We believe Dr. Hohneker is qualified to serve as a member of our Board of Directors based on his experience in the pharmaceutical and biotech industries.

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

Peter T. C. Ho, M.D., Ph.D., Director

Dr. Ho has served as a member of the Board of Directors since May 12, 2021. Dr. Ho has more than 25 years of biotechnology and pharmaceutical industry experience in numerous operational roles. Dr. Ho served as the Chief Medical Officer of Boston Pharmaceuticals, Inc. from 2018 until 2020. From September 2014 until 2017, Dr. Ho served in various roles at Epizyme, Inc., a commercial stage biopharmaceutical company, including as Executive Vice President and Chief Medical Officer from September 2015 until December 31, 2017 and Chief Development Officer from September 2014 to September 2015. Dr. Ho served as Chief Executive Officer of Metastagen Inc., a pharmaceutical preparation company that he co-founded, from February 2013 until September 2014, as President of BeiGene Ltd., a biopharmaceutical company based in Beijing, China that he co-founded, from October 2010 to December 2012, as Vice President of Oncology Development at Johnson & Johnson from September 2008 to September 2010 and, prior to that, as Senior Vice President of the Oncology Center of Excellence for Drug Development at GlaxoSmithKline. Dr. Ho currently serves on the Scientific Advisory Board of Accent Therapeutics, Inc. and is a Senior Scientific and Medical Advisor to Overland Pharmaceuticals (US) Inc., D3 Bio, Inc., based in Hong Kong, and M4K Pharma, based in Toronto, CA. Over his career, Dr. Ho has been directly responsible for the first-in-human dosing of 19 anticancer agents and has overseen the development of over 60 hematology and oncology compounds in all phases of clinical trials. His work has contributed to eleven NCE or biologics approvals to date: Gleevec®; Arranon®; Tykerb®; Promacta®; Votrient®; Synribo®; Tafinlar®; Mekinist®; Sylvant®; Rydap®, and Tazverik®.

Dr. Ho is currently an Adjunct Associate Professor in the Division of Chemical Biology and Medicinal Chemistry at the Eshelman School of Pharmacy, University of North Carolina. Dr. Ho received his M.D. and Ph.D. (pharmacology) degrees from Yale University and then completed a pediatrics residency at The Children's Hospital of Boston followed by clinical fellowships in pediatric hematology/oncology at the Dana-Farber Cancer Institute and in clinical oncology and regulatory sciences jointly through the U.S. FDA and the National Cancer Institute. He received his bachelor’s degree in Biology at Johns Hopkins University.

We believe Dr. Ho is qualified to serve as a member of our Board of Directors based on his experience in the pharmaceutical and biopharmaceutical industries.

Sigurd C. Kirk, Director

Mr. Kirk has served as a member of the Board of Directors since May 12, 2021. Mr. Kirk is a senior corporate business development executive with more than 15 years of pharmaceutical experience in the areas of branded biopharmaceutical, medical device and generic products. From 2009 until its acquisition by AbbVie Inc. in May 2020, Mr. Kirk held various positions at Allergan plc. (formerly Actavis). From May 2012 until May 2020, Mr. Kirk was Executive Vice President, Corporate Business Development at Allergan plc., where he was a member of the 12-person Executive Leadership Team. He was an integral member assessing development and commercial opportunities, leading due diligence, as well as negotiating and transacting key legal and financial terms. Mr. Kirk also served as Senior Vice President, Global Controller and Chief Accounting Officer for Barr Pharmaceuticals, Inc. from 2003 until 2009. Mr. Kirk started his career at Deloitte & Touche as an Audit Manager, earning his CPA certification. Mr. Kirk received his Bachelor of Business Administration degree from Pace University.

We believe Mr. Kirk is qualified to serve as a member of our Board of Directors based on his experience in the pharmaceutical and biopharmaceutical industries.

TERM AND NUMBER OF DIRECTORS

The board of directors currently consists of eight (8) directors and is divided into three classes. Each class serves for a term of three years, with the terms of office of the respective classes expiring in successive years. Directors in Class I (Dr. Eshelman and Sigurd Kirk) will stand for election at the 2024 meeting of stockholders, directors in Class II (Dr. Giaccia, Dr. Hohneker and Mr. Rogers) will stand for election at the 2025 Annual Meeting and directors in Class III (Dr. McIntyre, Dr. Ho and Mr. Zhang) will stand for election at the 2023 annual meeting of stockholders.

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

Information Regarding the Board of Directors and Corporate Governance

Independence of the Board of Directors

Our common stock is listed on Nasdaq. Under Nasdaq listing standards, independent directors must comprise a majority of a listed company’s board of directors and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Dr. Eshelman due to his position as Executive Chairman and Dr. McIntyre, due to her current position as President and Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Giaccia, Dr. Hohneker, Dr. Ho, Mr. Kirk, Mr. Rogers, and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq.

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

Name	Audit	Compensation	Nominating and Corporate Governance
Gail McIntyre*
Fredric N. Eshelman, Pharm. D.***
Amato Giaccia, Ph.D.	X	X	X**
Michael W. Rogers	X**	X**
Eric Zhang	X
John A. Hohneker, M.D.		X
Peter T. C. Ho, M.D., Ph.D.			X
Sigurd Kirk	X

*	Dr. McIntyre joined the board of directors effective April 8, 2020 as a Class III member. She is not a member of any of the committees of the board of directors.

**	Committee Chairman

***	Dr. Eshelman serves as the Executive Chairman of the board of directors and is not a member of any committees.

Below is a description of each committee of the board of directors.

Audit Committee

Messrs. Rogers, Kirk, Zhang and Dr. Giaccia currently serve as members of the Audit Committee. The board of directors has determined that Messrs. Rogers, Kirk, Zhang and Dr. Giaccia are each “independent” in accordance with the Nasdaq Stock Market definition of independence. The board of directors has determined that each of Messrs. Rogers, Kirk, Zhang and Dr. Giaccia has the related financial management expertise within the meaning of the Nasdaq Stock Market rules, and that each of Messrs. Rogers, Kirk and Zhang are “financial experts” under the applicable rules and regulations of the SEC and Nasdaq.

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

Compensation Committee

Dr. Giaccia, Dr. Hohneker and Mr. Rogers currently serve as members of the Compensation Committee, each of whom the board of directors has determined is independent in accordance Rule 10C-1 under the Exchange Act and the Nasdaq definition of independence and that each is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

Dr. Giaccia and Dr. Ho currently serve as members of the Nominating and Corporate Governance Committee, each of whom, the board of directors has determined is independent in accordance with the Nasdaq definition of independence. Specific responsibilities of the Nominating and Corporate Governance Committee include:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2021 executive compensation program for our named executive officers.

Named Executive Officers. The following individuals are our “named executive officers” for the year ended December 31, 2021:

•	Gail McIntyre, our Chief Executive Officer and former Chief Scientific Officer

•	Vinay Shah, our Chief Financial Officer

•	Reshma Rangwala, our Former Chief Medical Officer (Dr. Rangwala resigned as our Chief Medical Officer, effective March 28, 2022)

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

The Compensation Committee uses the services of an independent compensation consultant who is retained by, and reports directly to, the Compensation Committee to provide the Compensation Committee with an additional external perspective with respect to its evaluation of relevant market and industry practices. At the end of 2020, the Compensation Committee retained Korn Ferry, as a third-party compensation consultant to assist the Compensation Committee in establishing overall compensation levels for 2021. Korn Ferry conducted analyses and provided advice on, among other things, the appropriate peer group, executive compensation for our executive officers and compensation trends in the life sciences industry. The peer group was recommended by Korn Ferry and chosen by the Compensation Committee in late 2020 based on the following parameters: biopharmaceutical companies that were developing oncology products, with a lead product in a similar phase of development (Phase 1 or 2 clinical trials) as well as other appropriate financial and organizational metrics.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by our named executive officers, for the fiscal years ended December 31, 2021 and 2020.

				Non-Equity
				Incentive
			Option	Plan	All Other
			Awards	Compensation	Compensation	Total
Name and Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(3)	($)
Gail McIntyre(4)
Chief Executive Officer	2021	500,000	824,291	187,500	12,202	1,523,993
	2020	404,188	848,641	149,400	8,882	1,411,111
Vinay Shah(5)
Chief Financial Officer	2021	370,800	299,742	111,240	14,464	796,246
	2020	360,064	314,691	115,200	6,726	796,681
Reshma Rangwala(6)
Former Chief Medical Officer	2021	415,000	49,957	124,500	4,971	594,428
	2020	108,582	311,678	33,200	2,286	455,746

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

(2)

Amounts reported in the non-equity incentive compensation plan column represent awards earned based on the achievement of company goals for the fiscal year presented as determined by the Compensation Committee of the Board and was paid in the first quarter of 2022 and 2021.

(3)	All other compensation is primarily comprised of life insurance payments made by us and employer matching contributions for contributions to our 401(k) plan.

(4)	Dr. McIntyre became our Chief Scientific Officer on February 12, 2019 and served in such role until she became our Chief Executive Officer on April 8, 2020.

(5)	Mr. Shah became our Chief Financial Officer on October 12, 2018, when the Merger was completed.

(6)	Dr. Rangwala became our Chief Medical Officer on September 28, 2020 and resigned as our Chief Medical Officer effective March 28, 2022.

NARRATIVE TO SUMMARY COMPENSATION TABLE

The three principal components of our executive compensation program for our named executive officers in 2021 were base salary, annual performance-based bonus and long-term equity compensation. Base salary provides financial stability and security through a fixed amount of cash for performing job responsibilities. Annual performance-based bonus and long-term equity incentive compensation are designed to reward achievement of the specific strategic goals that we believe will advance our business strategy and create long-term value for our stockholders.

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

			Annual
			Target Cash	Equity
Name	Fixed	"At Risk"	Incentive Awards	Incentives
Gail McIntyre	32%	68%	16%	52%
Vinay Shah	44%	54%	18%	36%
Reshma Rangwala	65%	34%	26%	8%

We do not have any formal policies for allocating compensation among salary, annual target cash incentive awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment in determining a total compensation program for each named executive officer to recommend to the Board for its approval that is a mix of current, short-term and long-term incentive compensation,  that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives.

Annual Base Salary

In January 2021, the Compensation Committee reviewed the base salaries for our named executive officers, the market data from Korn Ferry, the scope of each executive’s responsibilities, each executive’s prior experience and internal pay equity. After such review, Mr. Shah’s base salary was increased from $360,000 to $370,800 and Dr. McIntyre’s base salary for services as our Chief Executive Officer was increased to $500,000 from $415,000. In January 2022, Dr. McIntyre’s base salary was raised to $510,000, Dr. Rangwala’s base salary was raised to $440,000  and Mr. Shah’s base salary was raised to $381,924.  The named executive officers’ 2021 annual base salaries approved by the Compensation Committee were as follows:

2021 Base
Name	Salary ($)
Gail McIntyre	500,000
Vinay Shah	370,800
Reshma Rangwala	415,000

Annual Cash Incentive (Performance-Based Bonus) Opportunity

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

Pursuant to their employment agreements or offer letters, each named executive officer was eligible to earn a 2021 target bonus represented as a percentage of base salary as set forth below.

Target Bonus
Name	Percent
Gail McIntyre	50%
Vinay Shah	40%
Reshma Rangwala	40%

For 2021, the corporate goals primarily included clinical milestones. In January 2022, after careful review, our Compensation Committee, concluded that we had achieved 75% of our corporate performance goals and therefore performance based bonuses were paid based upon 75% of target opportunities.

2021 Performance-Based Awards

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

On January 6, 2022, the Compensation Committee approved 2021 performance-based bonus awards set forth below related to 2021 performance based on the level of attainment of the 2021 specified goals.

Name	Base Salary	Target % of Base Salary	% of Target Achieved	Performance-Based Bonus Payout
Gail McIntyre	$500,000	50%	75%	$187,500
Vinay Shah	$370,800	40%	75%	$111,240
Reshma Rangwala	$415,000	40%	75%	$124,500

For the years ended December 31, 2020 and 2019, the % of target achieved was 80% an 92.5%, respectively.

Long-Term Incentive Compensation

Equity incentives are a key component of our executive compensation program that the Compensation Committee believes motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock. During 2021, we granted equity awards in the form of stock options that vest over a four-year period. Our long-term, equity-based incentive awards are designed to align the interests of our named executive officers and our other employees, non-employee directors and consultants with the interests of our shareholders. Because vesting is based on continued service, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards.

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

In January 2022, the Compensation Committee awarded stock option grants to our named executive officers in conjunction with the Board’s review of the 2021 corporate goals.  Dr. McIntyre was granted stock options to purchase 425,000 shares at an exercise price of $2.18 per share. Mr. Shah was granted stock options to purchase 175,000 shares at an exercise price of $2.18 per share and Dr. Rangwala was granted stock options to purchase 175,000 shares at an exercise price of $2.18 per share.

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

401(k) Plan

All of our employees, including our named executive officers, are eligible to participate in our 401(k) Plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Internal Revenue Code of 1986, as amended ("Code"). Pursuant to our 401(k) Plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $19,500 in 2021 (additional salary deferrals not to exceed $6,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) Plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us, to the extent the amounts are included in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) Plan currently does not offer the ability to invest in our securities.

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

On March 26, 2020, we entered into an employment offer letter with Dr. McIntyre ("the McIntyre Offer Letter") that superseded the offer letter with Aravive Biologics that provided that provided, among other things, (i) for Dr. McIntyre to serve as our Chief Scientific Officer, (ii) an annual base salary of $360,000 for such service; (iii) a target bonus equal to 40% of Dr. McIntyre’s annual base salary.  In addition, Dr. McIntyre’s Offer Letter provides for severance payments upon certain conditions if we terminate her employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, she would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.

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

On January 25, 2021, the Company entered into an amendment to the 2021 Amendment, to the McIntyre Offer Letter, as amended by the 2020 Amendment. The 2021 Amendment provides that Dr. McIntyre will receive: (i) effective as of January 1, 2021, an annual base salary of $500,000, less required deductions and withholdings, payable in accordance with our standard payroll schedule, for service as our Chief Executive Officer (which base salary was increased to $510,000 in January 2022); and (ii) a target bonus equal to 50% of Dr. McIntyre’s annual base salary. All other terms of the McIntyre Offer Letter as amended by the 2020 Amendment remain in full force and effect. Dr. McIntyre was also granted an option to purchase 165,000 shares of the Company’s common stock with an exercise price of $5.95 per share and vesting pro rata on a monthly basis over a four- year period.

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

On March 26, 2020, we entered into an employment offer letter with Mr. Shah or the Shah Offer Letter that superseded the offer letter with Aravive Biologics and provides that Mr. Shah will serve as our Chief Financial Officer on an “at will” basis with compensation that included a base salary of $360,000, which was increased to $370,800 in January 2021 and further increased to $370,800 in January 2022 and a target bonus equal to 40% of Mr. Shah’s annual base salary. In addition, the Shah Offer Letter provides for severance payments upon certain conditions if we terminate his employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, he would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Reshma Rangwala

Effective September 28, 2020, we appointed Dr. Reshma Rangwala as our Chief Medical Officer. Dr. Rangwala resigned from her position as our Chief Medical Officer, effective March 28, 2022. Pursuant to the terms of our employment offer letter effective September 28, 2020 with Dr. Rangwala or the Rangwala Offer Letter, her employment with us is on an “at will” basis. Dr. Rangwala’s compensation for services provided as our Chief Medical Officer includes: (i) an annual base salary of $415,000, which was increased to $440,000 in January 2022; (ii) an annual cash bonus targeted at 40% of her base salary, dependent on performance with respect to both corporate and individual goals, as determined by our Board of Directors; (iii) a $50,000 retention bonus to be paid on the 18-month anniversary of the effective date of the offer letter; (iv) an option to purchase 75,000 shares of our common stock pursuant to our 2019 Equity Incentive Plan, with 25% to vest upon the 12-month anniversary of the effective date of the offer letter and the remainder to vest equally in monthly installments over a 36 month period at an exercise price to be determined by the Company’s Board when such option is granted. The Rangwala Offer Letter also provided for severance payments upon certain conditions if we terminate her employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, she would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control. Dr Rangwala resigned as our Chief medical Officer on March 28, 2022.

Executive Officer Offer Letters Subsequent to 2021

Effective March 21, 2022 we appointed Dr. Dove as our Chief Operating Officer. Pursuant to the terms of the offer letter effective March 21, 2022 with Dr. Dove, his employment with us is on an “at will” basis. Dr. Dove’s compensation for services provided as our Chief Operating  Officer includes: (i) an annual base salary of $385,000; (ii) an annual cash bonus targeted at 40% of his base salary, dependent on performance with respect to both corporate and individual goals, as determined by our Board of Directors; (iii) an option to purchase 200,000 shares of our common stock pursuant to our 2019 Equity Incentive Plan, with 25% to vest upon the 12-month anniversary of the effective date of the offer letter and the remainder to vest equally in monthly installments over a 36 month period at an exercise price to be determined by the Company’s Board when such option is granted.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Benefits Other Than in Connection With a Change in Control

The McIntyre Offer Letter and Shah Offer Letter provide that if we terminate any of their employment for any reason other than Cause or Permanent Disability (as defined in the Offer Letters), and not in connection with a change in control, if they (i) execute and do not revoke a release of claims within 60 days following the date of termination of employment with us and (ii) returns all of our property in his or her possession he or she will be entitled to (a) twelve months for  Dr. McIntyre and nine months for Mr. Shah of salary continuation payments (b) if he or she timely elects to continue her health insurance coverage under COBRA, we will pay a portion of him or her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date he or she terminates employment with us (c) 12 months accelerated vesting of stock options and RSUs awarded to him or her and (d) up to 9 months post-termination to exercise any vested shares subject to such option. In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Change in Control Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company set forth below. In addition, if during the twelve-month period commencing on the closing date of a Change in Control we terminate his or her employment for any reason other than Cause or death or disability or he or she resigns for Good Reason, all unvested equity awards will immediately vest, subject to certain restriction. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Dr. McIntyre would be eligible for full accelerated vesting of her outstanding stock options and RSUs. The Rangwala Offer Letter had similar severance provisions to those set forth in the Shah Offer Letter

Change in Control Severance Benefit Plan

We have adopted a change in control severance benefit plan (the "severance plan"). The severance plan provides certain of our employees, including our currently employed Named Executive Officers, with severance payments and benefits upon certain qualifying terminations of employment within a one-year period following the closing of a change in control, as defined in the severance plan. The summary below is qualified by reference to the actual text of the severance plan, which is filed as an exhibit to the Form S-1, as amended, filed with the SEC on March 10, 2014.

Under the severance plan, in the event of a participant’s involuntary termination without cause (and not due to death or disability) or if a participant resigns for good reason (as each terms is defined in the severance plan), if the participant in the severance plan (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and (ii) returns all of our property in his possession, he will be entitled to cash severance equal to the sum of his or her monthly base salary and monthly annual bonus target, multiplied by a severance multiplier, which is 15 in the case of the Chief Executive Officer and 12 in the case of the other C-Suite employees. In addition, following a qualifying termination, if a participant timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums for a period of specified months following the date of termination

All stock awards which are vested and exercisable as of the date of a qualifying termination under the severance plan (including by virtue of the provisions of the applicable equity plan) will remain outstanding and exercisable until the earliest to occur of (i) the last day of the applicable severance period, which is 15 months in the case of the Chief Executive Officer and 12 months in the case of the other C-Suite employees (ii) the expiration of the original term of such stock awards.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2021, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. Each award issued to Dr. McIntyre, Mr. Shah, and Dr. Rangwala set forth below is subject to accelerated vesting upon a qualifying termination of his employment, as described under “—Potential Payments Upon Termination or Change in Control.” Dr. Rangwala resigned from her position as our Chief Medical Officer, effective March 28, 2022.

OUTSTANDING EQUITY AWARDS AT December 31, 2021

		Option
		Awards(1)
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		options (#)	options (#)	Exercise	Expiration
Name	Grant Date	exercisable	unexercisable	Price ($)	Date
Gail McIntyre	6/15/2017(4)	29,641	—	$0.66	6/14/2027
	12/14/2017(4)	14,820	—	$0.90	12/13/2027
	3/20/2018(4)	14,820	—	$0.90	3/19/2028
	2/28/2019(3)	37,541	15,459	$5.83	2/27/2029
	1/22/2020(3)	23,279	25,304	$10.84	1/21/2030
	4/8/2020(3)	33,333	46,667	$6.16	4/7/2030
	1/25/2021(3)	37,812	127,188	$5.95	1/24/2031
Vinay Shah	10/01/2014(4)	19,380	—	$0.24	9/30/2024
	6/15/2017(4)	38,001	—	$0.66	6/14/2027
	12/14/2017(4)	19,000	—	$0.90	12/13/2027
	3/20/2018(4)	19,000	—	$0.90	3/19/2028
	2/28/2019(3)	26,916	11,084	$5.83	2/27/2029
	1/22/2020(3)	16,687	18,139	$10.84	1/21/2030
	1/25/2021(3)	13,750	46,250	$5.95	1/24/2031
Reshma Rangwala	9/28/2020(2)	23,437	51,563	$4.95	9/27/2030
	1/25/2021(3)	2,291	7,709	$5.95	1/24/2031

(1)	Except as otherwise indicated, vesting of all options is subject to continued service on the applicable vesting date.
(2)

The shares subject to the stock options vest over a four-year period as follows: 25% of the shares underlying the options vest on the one-year anniversary of the vesting start date, and thereafter 1/48th of the shares vest each month.

(3)	1/48th of the shares subject to the option become exercisable monthly measured from the date of the grant.
(4)	The shares subject to these options vested in full upon the closing of the Merger and were assumed by us in the Merger.

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

The following table shows for the fiscal year ended December 31, 2021 certain information with respect to the compensation of all of our current and former non-employee directors:

DIRECTOR COMPENSATION FOR FISCAL 2021

	Fees Earned or	Option	Restricted Stock
Name	Paid in Cash ($)	Awards ($) (1)	Awards ($)	Total ($)
Fredric N. Eshelman, Pharm. D.(2)	$95,000	$75,000	—	$170,000
Amato Giaccia, Ph.D.	$86,841	$75,000	—	$161,841
Michael W. Rogers(3)	$92,500	$75,000	—	$167,500
Eric Zhang	$72,500	$75,000	—	$147,500
John A. Hohneker, M.D. (4)	$44,397	$175,000	—	$219,397
Peter T.C. Ho, M.D., Ph.D.(4)	$42,293	$175,000	—	$217,293
Sigurd Kirk (4)	$45,983	$175,000	—	$220,983

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

(2)	Dr. Eshelman was appointed Chairman of the Board on April 8, 2020 and Executive Chairman of the Board on January 3, 2022.
(3)	Mr. Rogers was appointed as a director on September 15, 2020.
(4)	Dr. Hohneker, Dr Ho and Mr. Kirk were appointed directors on May 12, 2021.

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Number of Shares
Subject to Outstanding
Options as of
Name	December 31, 2021
Fredric Eshelman, Pharm. D.(1)	49,567
Amato Giaccia, Ph.D.(2)	215,563
Michael Rogers(3)	52,823
Eric Zhang	58,529
John A. Hohneker, M.D. (4)	43,492
Peter T.C. Ho, M.D., Ph.D.(4)	43,492
Sigurd Kirk (4)	43,492

(1)	Dr. Eshelman was appointed Chairman of the Board on April 8, 2020 and Executive Chairman of the Board on January 3, 2022.
(2)

Amounts in the director compensation table above for Dr. Giaccia and Dr. Tabibiazar include options assumed by us in the Merger that were issued to such individuals by Aravive Biologics prior to the Merger.

(3)	Mr. Rogers was appointed as a director on September 15, 2020.
(4)	Dr. Hohneker, Dr. Ho and Mr. Kirk were appointed directors on May 12, 2021.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

Under our non-employee director compensation policy in effect during the year ended December 31, 2021, we paid each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the board of directors.

The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member for the year ended December 31, 2021 are as follows:

	Member Annual	Chairman Annual
	Service Retainer	Service Retainer
Board	$65,000	$30,000	*
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$12,500
Nominating and Corporate Governance Committee	$3,500	$10,000
Research & Development Committee	$3,500	$10,000
Business Strategy Committee	$3,500	$10,000

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

On the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on the board of directors will receive options to acquire shares of common stock having a fair value on the grant date of $75,000, vesting 1/12th per month with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholder. The exercise price of such options will equal the fair market value of our common stock on the date of grant. For any new non-employee director who joins the board of director at a time other than at the annual stockholder meeting, then, in addition to the new non-employee director grants, such  directors  will receive an option to purchase  shares of common stock, such number of shares of common stock equity equal to the product of the (i) number of shares of common stock having a grant date fair value of $75,000 and (ii) a fraction with (x) a numerator equal to the number of days between the date of the director’s initial election or appointment to the board of directors and the date which is the first anniversary of the date of the most recent annual stockholder meeting occurring before the director is elected or appointed to the board of directors, and (y) a denominator equal to 365. In each case, vesting of the award is subject to the director’s continuous service on each vesting date. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders in accordance with the terms of the policy. On September 10, 2021 we issued an option to each of Dr. Eshelman, Dr. Giaccia, Dr. Tabibiazar, Mr. Rogers, Mr. Zhang, Dr. Ho, Dr. Hohneker and Mr. Kirk to purchase 22,812 shares of our common stock. On July 1, 2021, for their appointment to the Board, Dr. Ho, Dr. Hohneker and Mr. Kirk were each issued an annual option to purchase 5,245 shares of common stock and new director options to purchase 15,435 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2022 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% stockholders other than executive officers and directors:
Invus Public Equities, L.P and its affiliated entities(2)	1,311,291	6.2%
Raymond Tabibiazar, M.D.(3)	1,612,896	7.4%
Eshelman Ventures, LLC(4)	4,280,098	19.84%
Named Executive officers and directors:
Fredric N. Eshelman, Pharm. D.(5)	4,319,769	19.99%
Amato Giaccia, Ph.D.(6)	1,149,839	5.4%
Michael W. Rogers(7)	38,558	*
Eric Zhang(8)	910,691	4.3%
Vinay Shah(9)	369,954	1.7%
Gail McIntyre(10)	269,360	1.3%
Leonard Scott Dove, Ph.D.(11)	0	*
Peter T.C. Ho, M.D., Ph.D.(12)	26,598	*
John A. Hohneker, M.D. (13)	25,598	*
Sigurd Kirk (14)	25,598	*
All current executive officers and directors as a group (10 persons)(15)	7,135,965	31.8%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 21,094,357 shares outstanding on March 25, 2022, adjusted as required by rules promulgated by the SEC, which does not include 4,850,241 shares of our common stock (or common stock equivalents in lieu thereof) issued upon closing of the registered direct offering on March 31, 2022. Beneficial ownership of shares is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options that are exercisable within 60 days of March 25, 2022 are deemed outstanding for computing the percentage of ownership of the person holding such options. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aravive, Inc., River Oaks Tower, 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

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

(3)	Information is based upon a Schedule 13D filed with the SEC on April 12, 2021. Includes an aggregate of 612,145 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022. The address for Dr. Tabibiazar is c/o 526 Ventures, 245 First Street, 18th Floor, Cambridge, Massachusetts 02142.

(4)

Information for Eshelman Ventures, LLC is based upon a Schedule 13D filed with the SEC on January 6, 2022. Consists of: (i) 3,806,098 shares of Common Stock directly held by Eshelman Ventures, LLC, an entity wholly owned by Dr. Eshelman, and (ii) 474,000 Warrant Shares issuable upon exercise of the Pre-Funded Warrant. Does not include any securities  issued to Eshelman Ventures, LLC upon closing of the registered direct offering on March 31, 2022.

Unless the Company obtains the approval of its stockholders, the aggregate number of shares of Common Stock that may be issued under the Pre-Funded Warrant and the Investment Agreement may not exceed the maximum number of shares of Common Stock which the Company may issue without stockholder approval under the Nasdaq Stock Market Listing Rule 5635(b). As a result of such limitation, the beneficial ownership of Eshelman Ventures, LLC includes 474,000 Warrant Shares issuable upon exercise of the Pre-Funded Warrant and excludes 4,071,455 Warrant Shares issuable upon exercise of the Pre-Funded Warrant. Dr. Eshelman may be deemed to be the beneficial owner of such shares held by Eshelman Ventures, LLC. Pursuant to the Pre-Funded Warrant and the Investment Agreement, Eshelman Ventures, LLC may acquire up to 4,545,455 shares of Common Stock in the aggregate (subject to adjustment), as described in “The Issuance Proposal” above, which may result in a change of control of the Company. Nasdaq guidance suggests that a change of control occurs when, as a result of the issuance, an investor or a group would own, or have the right to acquire, 20% or more of the outstanding shares of common stock or voting power and such ownership or voting power would be the largest ownership position.

The address for Eshelman Ventures, LLC is 319 North 3rd Street, Suite 301, Wilmington, North Carolina 28401.

(5)	Includes 39,671 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022 and 474,000 warrant shares issuable upon exercise of the Pre-Funder Warrant.

(6)	Includes 207,959 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(7)	Includes an aggregate of 38,558 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(8)	Includes an aggregate of 50,925 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(9)	Includes an aggregate of 179,112 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(10)	Includes an aggregate of 258,223 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(11)	Includes an aggregate of 0 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(12)	Includes an aggregate of 25,598 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(13)	Includes an aggregate of 25,598 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(14)	Includes an aggregate of 25,598 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022.

(15)	Consists of 5,810,723 shares held by the directors and current executive officers, an aggregate of 851,242 shares issuable pursuant to stock options exercisable within 60 days of March 25, 2022 and 474,000 warrant shares issuable upon exercise of the Pre-Funder Warrant.

The following table presents information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2014 Plan, the 2019 Plan and the 2014 Employee Stock Purchase Plan. We do not maintain any equity incentive plans that have not been approved by shareholders.

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities		compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price	reflected in
	outstanding	of outstanding	column (a))
Plan Category	options (a)	options (b)	(c)
Equity Compensation Plan approved by security holders (1)
2014 Equity Incentive Plan	159,664	$5.41	—
2014 Employee Stock Purchase Plan	—	—	273,681
2019 Equity Incentive Plan	1,355,840	$6.18	1,857,990
Total	1,515,504	$6.10	2,131,671

(1)

This table does not present information regarding equity awards under the Aravive Biologics, Inc. 2010 Equity Incentive Plan and the Aravive Biologics, Inc. 2017 Equity Incentive Plan that were assumed by us in connection with the Merger. As of December 31, 2021, an additional 923,749 shares of our common stock were subject to options outstanding that were assumed in the Merger.

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

CERTAIN RELATED-PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2020 and all currently proposed transactions, to which we have been a participant, in which:

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

In January 2022, we entered into and closed an investment agreement with Eshelman Ventures relating to the issuance of a pre-funded warrant to purchase up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of our common stock on the Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.

In March 2022, we entered into a securities purchase agreement with Eshelman Ventures pursuant to which we issued to Eshelman Ventures, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (i) 860,216 shares of our common stock, $0.0001 par value per share, and (ii) five-year warrants to purchase up to 860,216 additional shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $2.325 per share. The exercise price of the accompanying warrants is $2.20, which was the consolidated closing bid price of our common stock on the Nasdaq on December 31, 2021.  The aggregate proceeds from this securities purchase agreement with Eshelman Ventures was $2 million.

Since January 1, 2020, there have been no transactions other than the transactions described above, the compensation arrangements which are described under “Executive Compensation” and “Director Compensation” and the entry into our standard form of indemnification agreements described below with directors and executive officers, and there are no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by BDO USA, LLP ("BDO") during the year ended December 31, 2021 and December 31, 2020:

	Fiscal Year Ended
	2021	2020
	(in thousands)
Audit Fees(1)	$301	$247
Audit-Related Fees(2)	—	—
Tax Fees(3)	44	50
All Other Fees(4)	—	—
Total Fees	$345	$297

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

The Audit Committee has determined that the rendering of non-audit services by BDO in 2021 and 2020 is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2021 Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Aravive, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aravive, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Collaboration and License Agreement

As described in Note 5 to the Company’s consolidated financial statements, on November 6, 2020 the Company entered into a Collaboration and License Agreement (the “Agreement”) which resulted in recognition of revenue of $4.2 million related to the license to intellectual property and $3.2 million related to research and development services, which also includes amounts recognized associated with providing clinical supplies, for the year ended December 31, 2021. The Company recognizes revenue related to the research and development services based on the pattern in which the Company performs the services pursuant to the current development plan, which is generally determined to be the amount of incurred costs as a percentage of total expected costs associated with the service portion of the Agreement.

We have identified management’s estimate of the total expected costs associated with the service portion of the Agreement as a critical audit matter. Estimation of the total expected costs requires management to make judgments with respect to future development costs, including costs related to performing the product candidate’s clinical trial. Auditing management’s estimates with respect to the total expected costs required increased auditor judgment due to the inherent uncertainty involved in the clinical development process.

The primary procedures we performed to address this critical audit matter included:

•

Assessing management’s estimate of the total expected costs through a review of third-party evidence supporting estimated costs of the clinical trial based on a certain number of patients and through discussions with the Company’s clinical development professionals knowledgeable about the current progression of the drug candidates through clinical development.

•	Reviewing meeting minutes and development updates from board of director meetings as well as communications with manufacturing partners and clinical research organizations for consistency with management’s estimate.

•	Examining any information contradictory to management’s estimate to determine the completeness of considerations made by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

March 31, 2022

ARAVIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

Assets
Current Assets
Cash and cash equivalents	$59,424	$60,541
Prepaid expenses and other current assets	3,321	1,148
Total current assets	62,745	61,689
Restricted cash	2,431	2,430
Property and equipment, net	400	526
Operating lease right-of-use assets	2,207	2,958
Intangible asset, net	-	97
Other assets	4	10
Total assets	$67,787	$67,710
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,657	$2,500
Accrued liabilities	8,416	2,323
Operating lease obligation, current portion	2,297	2,086
Current portion of deferred revenue	4,571	2,552
Total current liabilities	17,941	9,461
Deferred revenue, net of current portion	3,548	3,763
Operating lease obligation, net of current portion	4,076	6,431
Total liabilities	25,565	19,655
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2021 and December 31, 2020; 21,039,594 and 16,481,099 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	582,025	548,707
Accumulated deficit	(539,805)	(500,654)
Total stockholders' equity	42,222	48,055
Total liabilities and stockholders’ equity	$67,787	$67,710

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2021	2020
Revenue
Collaboration revenue	$7,442	$5,685
Total revenue	7,442	5,685
Operating expenses
Research and development	37,541	17,620
General and administrative	10,550	13,065
Loss on impairment of long-lived assets	—	5,784
Total operating expenses	48,091	36,469
Loss from operations	(40,649)	(30,784)
Interest income	37	255
Other income (expense), net	1,461	(14)
Net loss	$(39,151)	$(30,543)
Net loss per share - basic and diluted	$(1.95)	$(1.93)
Weighted-average common shares used to compute basic and diluted net loss per share	20,070	15,790

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	15,001,795	$2	$539,158	$(470,111)	$69,049
Issuance of common stock upon exercise of options	114,515	—	315	—	315
Issuance of common stock under employee benefit plans	56,291	—	80	—	80
Issuance of common stock in private placement, net of issuance costs of $78	931,098	—	4,922	—	4,922
Issuance of common stock, net of issuance costs of $94	377,400	—	2,266	—	2,266
Stock-based compensation	—	—	1,966	—	1,966
Net loss	—	—	—	(30,543)	(30,543)
Balances at December 31, 2020	16,481,099	2	548,707	(500,654)	48,055
Issuance of common stock upon exercise of options	219,109	—	308	—	308
Issuance of common stock under employee benefit plans	31,759	—	120	—	120
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000	—	20,866	—	20,866
Issuance of common stock in at the market offering, net of issuance costs of $250	1,432,627	—	9,767	—	9,767
Stock-based compensation	—	—	2,257	—	2,257
Net loss	—	—	—	(39,151)	(39,151)
Balances at December 31, 2021	21,039,594	$2	$582,025	$(539,805)	$42,222

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$ (39,151)	$ (30,543)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	974	1,829
Impairment of long-lived assets	—	5,784
Stock-based compensation expense	2,257	1,966
Write-off of lease receivable/prepaid commission assets	—	1,383
Changes in assets and liabilities
Prepaid expenses and other assets	(2,167)	1,299
Accounts payable	157	1,422
Deferred revenue	1,804	6,315
Accrued and other liabilities	3,949	(1,624)
Net cash used in operating activities	(32,177)	(12,169)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	120	80
Proceeds from issuance of common stock in connection with exercise of options	308	315
Proceeds from issuance of common stock in direct offering, net of issuance costs	20,866	—
Proceeds from issuance of common stock in private placement, net of issuance costs of $78	—	4,922
Proceeds from issuance of common stock in at the market offering	9,767	2,266
Net cash provided by financing activities	31,061	7,583
Net change in cash, cash equivalents, and restricted cash	(1,116)	(4,586)
Cash, cash equivalents, and restricted cash at beginning of period	62,971	67,557
Cash, cash equivalents, and restricted cash at end of period	$ 61,855	$ 62,971
Supplemental disclosure of noncash items
Right-of-use asset acquired through operating lease	—	470

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

In July 2016, Aravive Biologics was approved for a $20.0 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was expected to allow Aravive Biologics to develop the product candidate referenced above through clinical trials. The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. The Company has received all $20 million of the grant proceeds and have incurred all of the grant award proceeds by the termination date. Aravive Biologics’ royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the agreement. The CPRIT Grant was subject to customary CPRIT funding conditions including a matching funds requirement where Aravive Biologics matched 50% of funding from the CPRIT Grant. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds over the three-year project. Aravive Biologics raised all its required $10.0 million in matching funds.

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

In August 2018, the U.S. Food and Drug Administration (“FDA”) designated as a Fast Track development program the investigation of batiraxcept for platinum-resistant recurrent ovarian cancer ("PROC").

In December 2018, the Company initiated a Phase 1b clinical trial of batiraxcept combined with standard of care therapies in patients with platinum resistant ovarian cancer, or PROC, for which it reported results in July 2020.

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

In November 2020, the Company entered into a collaboration and license agreement with 3D Medicines Inc. ("3D Medicines") (the “Agreement or the 3D Medicine Agreement”), whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau (the "Territory") for an upfront cash payment of $12 million. During the second quarter of 2021, the Company received a $6 million development milestone from 3D Medicines, for completing our first clinical milestone with 3D Medicines, dosing the first patient in its Phase 3 trial of batiraxcept in PROC.. Based upon this event, the Company received a $6 million cash payment during the second quarter of 2021. In August 2021, the Company received a $3 million development milestone from 3D Medicines based on the Center for Drug Evaluation ("CDE") of the China National Medical Products Administration ("NMPA") approval of the Investigational New Drug application ("IND") submitted by 3D Medicines to participate in the Company’s international batiraxcept Phase 3 PROC clinical trial.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the accompanying consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements are consolidated for the years ended December 31, 2021 and 2020 and includes the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2021, the Company had an accumulated deficit of $539.8 million and working capital of $44.8 million. Since inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to continue to incur losses from costs related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of December 31, 2021, the Company had a cash and cash equivalents balance of $59.4 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company  may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company  may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In addition, the Company is dependent upon third-party suppliers for the materials needed to construct its cGMP facility as well as the equipment that will be needed to run the facility.

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and 2020 the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets during the year ended  December 31, 2021.

The Company accounted for the sublease with EVA Automation, Inc. (“EVA”) as an operating lease and reviewed the ROU asset recorded associated with the sublease for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured if the lease cost for the term of the sublease exceeds the anticipated sublease income for the same period on an undiscounted basis and the Company shall treat this circumstance as an indicator that the carrying amount of the ROU asset may not be recoverable.

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

The Company’s financial instruments consist of Level 1 assets as of December 31, 2021 and 2020.  Level 1 securities are comprised of highly liquid money market funds.

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf.

The Company estimates preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is more than likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2021 and 2020, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Revenue Recognition

The Company’s sole source of revenue for 2021 and 2020 has been generated through its collaboration and license agreement. The Company’s collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. The Company’s customer includes 3D Medicines.

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

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2021	2020
Preclinical and clinical	$3,288	$870
Clinical research organization receivable	—	262
Lease receivable	33	—
Other	—	16
Total	$3,321	$1,148

Property and equipment, net (in thousands)

	December 31,
	2021	2020
Equipment and furniture	$1,430	$1,416
Buildings, leasehold and building improvements	2,673	2,673
	4,103	4,089
Less: Accumulated depreciation and amortization	(2,699)	(2,559)
Accumulated impairment loss	(1,004)	(1,004)
Property and equipment, net	$400	$526

During the year ended December 31, 2020, the Company determined leasehold improvements were impaired as described in Note 2.  Depreciation expense was approximately $0.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Accrued liabilities (in thousands)

	December 31,
	2021	2020
Payroll and related	$1,397	$1,052
Preclinical and clinical	6,727	707
Prepaid sublease	227	—
Professional services	50	169
Other	15	395
Total	$8,416	$2,323

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

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1
Assets
Money market funds	$49,217	$49,217

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1
Assets		-
Money market funds	$49,207	$49,207

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

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

5. Collaboration and License Agreement

On November 6, 2020, the Company entered into the 3D Medicines Agreement, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in the Territory.

Under the terms of the Agreement, the Company was paid $21 million (inclusive of $9 million in milestone payments) and is eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million (inclusive of $9 million in milestone payments) in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any additional milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of the Stanford University based on certain amounts received from 3D Medicines under the Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date.

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

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $21.0 million transaction price as such: $11.3 million to the research and development services performance obligation and $9.7 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact the license was determined to be a functional license due to current stage in development of batiraxcept. Batiraxcept has been developed, dosing levels have already been determined and the drug is currently in a phase III clinical trial related to our PROC Ovarian study. As of December 31, 2021, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.  The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $4.2 million related to the license to intellectual property and $3.2 million related to the research and development services, which also includes amounts recognized associated with providing clinical supplies for the year ended December 31, 2021. During the year ended December 31, 2021, the Company adjusted its estimate of the overall transaction price as a result of the achievement of the $6 million and $3 million development milestones. This adjustment resulted in a cumulative catch-up recorded to revenue for the year ended December 31, 2021 of approximately $5.0 million. As of December 31, 2021, the Company had a contract liability balance of $8.1 million of which $4.6 million is classified as current and $3.5 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $1.8 million for the year ended December 31, 2021, related to the contract liability balance of $6.3 million as of December 31, 2020. As of December 31, 2021, the service period for the future research and development services is expected to occur over the next 3 years.

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

6. Leases

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

The Company’s rent expense including both short-term and variable lease components of $0.4 million and $0.5 million associated with the facility leases was $1.6 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases for 2021 and 2020 was $2.5 million and $2.3 million, respectively. As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 2.9 years and a weighted average discount rate of 7.6%, which approximates the Company’s incremental borrowing rate. As of December 31, 2020, the Company’s operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 7.62%, which approximates the Company’s incremental borrowing rate.

As of December 31, 2021, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2022	$2,955
2023	3,039
2024	2,619
2025	116
2026	31
Total future minimum lease payments	8,760
Less: discount	(2,387)
Total lease liabilities	$6,373

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with Subtenant for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the year ended December 31, 2021. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $1.0 million for the year ended December 31, 2021. During the year ended December 31, 2021, cash received from the Subtenant was $0.9 million, which amount was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of December 31, 2021, are as follows (in thousands):

Year Ending December 31,
2022	$2,303
2023	2,372
2024	2,029
Total	$6,704

In August 2018, the Company entered into an operating sublease agreement with EVA Automation, Inc. (“EVA”) for the 1020 Marsh Facility referenced above. The 1020 Marsh Facility sublease commenced on October 1, 2018 for 72 months.  EVA was entitled to an abatement of base rent of approximately $0.9 million for the first five full calendar months of the term of the sublease. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. At the end of the first quarter ended March 31, 2020, the Company was informed by EVA that it will not be in a position to pay future sublease rental payments and intends to exit the sublease. For the year ended December 31, 2020, the Company recorded an impairment charge to long-lived assets as previously discussed in Note 2. In addition, associated with this impairment charge the Company recorded a write down totaling $1.4 million related to a straight-line sublease rent receivable balance and previously capitalized commission charges, which has been recorded in other expense within the condensed consolidated statement of operations for the year ended December 31, 2020. Overall, for the year ended December 31, 2020, the Company recorded sublease loss associated with this sublease of $13 thousand. Cash received from EVA was $1.2 million for 2020, which amount was included in operating cash flows.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2021.

Contingent payable

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

8. Common Stock

The Amended and Restated Certificate of Incorporation, authorizes the Company to issue 100,000,000 shares of common stock as of December 31, 2021. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2021	2020
Issuance of equity-based awards under stock plan	2,131,671	1,600,703
Issuance upon exercise of options under stock plan	2,439,253	2,173,776
Issuance of restricted stock units under stock plan	—	233
Total	4,570,924	3,774,712

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

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On   September 4, 2020, the Company entered into aEquity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents.  During the years ended December 31, 2021 and 2020, the Company sold 1,432,627 and 377,400 shares of common stock that were registered under the Form S-3 and received proceeds net of discounts and offering costs of $9.8 million and $2.3 million under the Equity Distribution Agreement.

9. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors (the "Board") and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of December 31, 2021, the total number of shares of common stock available for issuance under the 2019 Plan was 1,857,990. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2021	2,173,776	$9.59
Options granted	1,005,628	5.26
Options cancelled	(521,088)	31.03
Options exercised	(219,063)	1.40
Balances, December 31, 2021	2,439,253	$3.96	7.1	$1,611
Outstanding and expected to vest as of December 31, 2021	2,248,136	$3.80	6.9	$1,611
Exercisable as of December 31, 2021	1,477,273	$2.68	5.8	$1,611

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020, was $1.0 million and $0.6 million, respectively.

Stock Options Granted to Employees

During the year ended December 31, 2021 and 2020, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $4.43 and $4.69 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

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

As of December 31, 2021, total unrecognized employee stock-based compensation related to stock options granted was $3.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	December 31,	December 31,
	2021	2020
Expected volatility	114.2%	112.0%
Risk-free interest rate	0.8%	1.0%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.0

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

Expected Term – The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. For option grants that are considered to be “plain vanilla”, the Company has opted to use the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options.

Forfeiture Rate – Forfeitures were estimated based on historical experience.

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on Nasdaq.

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Operating Expenses
Research and development	$932	$536
General and administrative	1,325	1,430
Total	$2,257	$1,966

2014 Employee Stock Purchase Plan

The board of directors adopted, and the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (the "ESPP") in March 2014. The ESPP became effective on March 20, 2014.

The maximum aggregate number of shares of common stock that may be issued under the ESPP per purchase period is 2,500 shares (which was adjusted for the reverse stock split that occurred in October 2018). Additionally, the number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; and (ii) 50,000 shares of common stock (which was adjusted for the reverse stock split that occurred in October 2018). The Board may act prior to the first day of any calendar year to provide that there will be no January 1 increase or that the increase will be for a lesser number of shares than would otherwise occur. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

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

The ESPP permits participants to purchase shares of our common stock through payroll deductions with up to 15% of their earnings. The purchase price of the shares will be not less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The fair value of the ESPP grants were immaterial for the years ended December 31, 2021 and 2020, respectively.

10. Income Taxes

The provision (benefit) for federal income taxes in 2021 and 2020 is as follows (in thousands):

December 31,
	2021	2020
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	$—	$—
State	—	—
Total deferred tax expense	—	—
Total income tax expense	$—	$—

Income tax expense (benefit) in 2021 and 2020 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2021	2020
Federal tax benefit at statutory rate	21%	21%
Change in valuation allowance	(21)%	(12)%
Section 382 limitation	—	—
Other non-deductible expenses	(1)%	(1)%
Stock based compensation		(8)%
Other	1%	—
Total	0%	0%

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Net operating loss carry forwards	$18,205	$10,988
Research and development tax credits	404	90
Stock based compensation and other	3,694	2,860
Operating lease obligation	1,339	1,789
Total deferred tax assets	23,642	15,727
Less: Valuation allowance	(23,179)	(15,106)
Deferred tax liabilities	—	—
Operating lease right-of-use assets	(463)	(621)
Net deferred tax assets	$—	$—

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

The valuation allowance increased by approximately $8.1 million in 2021 and increased $3.8 million in 2020.

At December 31, 2021, the Company has net operating loss carryforwards for federal income tax purposes of approximately $86.7 million, of which $81.9 million was generated post December 31, 2017 (after section 382 limitation) and will have no expiration date. The remaining $4.8 million of net operating loss carryforwards begin to expire in 2037. The Company also has federal research and development tax credits of approximately $404 thousand, which begin to expire in 2037.

As of December 31, 2021, the Company’s total gross deferred tax assets were $23.6 million. Due to the Company’s lack of earnings history and uncertainties surrounding its ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred from inception up to the Aravive Biologics' acquisition date. Based on this analysis during 2018, management determined that both Versartis, Inc. and Aravive Biologics did experience ownership changes, which resulted in a significant impairment of the net operating losses and credit carryforwards. The Company reviewed ownership changes during the years ended December 31, 2021 and 2020 and concluded that there were no additional Section 382 limitations after 2018.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2021 and 2020, the Company’s reserve for unrecognized tax benefits is approximately $209 thousand and $39 thousand, respectively. Due to the full valuation allowance at December 31, 2021, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statute is effectively open for all tax years. However, due to the above-mentioned ownership change and impairment of net operating loss and credit carryforwards, only net operating loss and credit carryforwards post- January 14, 2017 are carried forward to future years for federal and state tax purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2020	39
Gross increase/ (decrease) related to prior year tax positions	—
Gross increase related to current year positions	—
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2020	$39
Gross increase/ (decrease) related to prior year tax positions	124
Gross increase related to current year positions	46
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2021	$209

All tax years remain open for examination by federal and state tax authorities.

11. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. Employer contributions were $88 thousand and $15 thousand for the years ended December 31, 2021 and 2020, respectively.

12. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Year Ended
	December 31,
	2021	2020
Net loss	$(39,151)	$(30,543)
Basic and diluted net loss per share	$(1.95)	$(1.93)
Weighted-average shares used to compute basic and diluted net loss per share	20,070	15,790

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2021 and 2020, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	Year Ended
	December 31,
	2021	2020
Options to purchase common stock	2,439,253	2,173,776
Restricted stock units	—	233

13. Subsequent Events

Related party transaction

In January 2022, the Company entered into an investment agreement  (the “Investment Agreement”)with Eshelman Ventures, LLC and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman relating to the issuance of a pre-funded warrant to purchase up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of the Company’s Common Stock on The Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million. The closing of the transaction occurred on January 5, 2022. Pursuant to the terms of the Investment Agreement, the Company was required to file a registration statement registering the shares of common stock underlying the pre-funded warrant.  The registration statement was filed on January 5, 2022 and declared effective by the SEC on January 18, 2022.

At the Market Offering Program

From January 1, 2022 to March 15, 2022, the Company sold 54,763 shares for proceeds net of discounts and offering costs of $0.1 million under the Equity Distribution Agreement.

Registered Direct Offering and Related Party Transaction

On March 31, 2022, the Company closed a registered direct offering of its common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC, a related party, pursuant to which the Company issued 3,185,216 shares of common stock, 1,665,025 pre-funded warrants and common stock warrants to purchase up to 4,850,241 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC.  The purchase price per pre-funded warrant and accompanying common stock warrant was $2.004 for the institutional investor  The net proceeds from the offering was $9.3 million, including underwriting discounts, commission and offering expenses.  The common stock warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and will have an exercise price of $1.88 per share. The common stock warrants issued to Eshelman Ventures, LLC will be exercisable upon the approval by the stockholders of the Company of previously issued securities, will expire five years following the issuance date and will have an exercise price of $2.20 per share. The Company could receive additional gross proceeds of $9.4 million, if the warrants are fully exercised.

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

4.2#	Description of Capital Securities.(Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 16, 2021).

4.3*

The Aravive, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 9, 2019).

4.4	Form of Pre-Funded Common Stock Purchase Warrant of Aravive, Inc. (Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 4, 2022).

10.1*

The Versartis 2009 Stock Plan, as amended. (Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.2*

Form of Notice of Stock Option Grant and Incentive Stock Option Agreement under 2009 Stock Plan of Versartis, Inc. (Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.3*

Form of Notice of Stock Option Grant and Non-Statutory Stock Option Agreement under 2009 Stock Plan. (Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-193997), as filed with the SEC on February 18, 2014).

10.4*	2014 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

10.5*

Form of 2014 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement of Versartis, Inc. (Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-194949), as filed with the SEC on April 1, 2014).

10.6*

Form of 2014 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement of Versartis, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on April 17, 2014).

Exhibit Number	Description

10.7*

Change in Control Severance Plan Established by Versartis, Inc. (Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 10, 2014).

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

10.10

Agreement and Plan of Merger and Organization among Versartis, Inc., Velo Merger Sub, Inc. and Aravive Biologics, Inc. dated as of June 3, 2018 (Incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 4, 2018).

10.11†

Cancer Research Grant Contract, dated December 1, 2015, by and between the Cancer Prevention and Research Institute of Texas and Ruga Corporation (Incorporated herein by reference to Exhibit 10.1 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.12†

Exclusive License Agreement, dated January 25, 2012, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.2 of our registration statement on Form S-4/A (File No. 333-226594 as filed with the SEC on August 24, 2018).

10.13†

Amendment to the Exclusive License Agreement, dated July 26, 2012, by and between the Board of Trustees of Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.3 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.14†

Amendment No. 2 to the Exclusive License Agreement, dated September 25, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Ruga Corporation (Incorporated herein by reference to Exhibit 10.4 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.15†

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

10.17†

License Agreement dated December 1, 2017, by and between WuXi Biologics (Hong Kong) Limited and Aravive Biologics, Inc. (Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.18*

Indemnification Agreement dated October 17, 2016, by and between Ruga Corporation and Vinay Shah (Incorporated herein by reference to Exhibit 10.8 of our registration statement on Form S-4 (File No. 333-226594 as filed with the SEC on August 3, 2018).

10.19

Sublease dated August 21, 2018, by and among Versartis, Inc. and Eva Automation, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on September 20, 2018).

10.20*	Aravive, Inc. 2017 Equity Incentive Plan (Incorporated herein by reference to Exhibit 4.9 of our registration statement on Form S-8 (File No. 333-227865), as filed with the SEC on October 17, 2018).

10.21*

Aravive, Inc. 2010 Equity Incentive Plan, as amended (Incorporated herein by reference to Exhibit 4.10 of our registration statement on Form S-8 (File No. 333-227865), as filed with the SEC on October 17, 2018).

Exhibit Number	Description

10.22*

Severance Agreement dated May 31, 2018 and amendment thereto dated September 24, 2018 between Aravive Biologics, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 12, 2019).

10.23*

Non-Employee Director Compensation Policy of Aravive, Inc., as amended January 3, 2019 (Incorporated herein by reference to exhibit number 10.60 on our annual report on Form 10-K (File No. 001-36361), as filed with the SEC on March 15, 2019).

10.24*

First Amendment to Aravive, Inc. 2014 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 6, 2019).

10.25*

Offer Letter, dated January 8, 2020, between Rekha Hemrajani and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.26*

Separation Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.27

Consulting Agreement, dated January 9, 2020, between Jay Shepard and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 9, 2020).

10.28*

Aravive, Inc. 2019 Equity Incentive Plan (Incorporated herein by reference to Exhibit 99.1 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.29*

Form of Stock Option Grant Notice and Stock Option Agreement and Notice of Exercise of Aravive, Inc. under the 2019 Incentive Plan (Incorporated herein by reference to Exhibit 99.2 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.30*	Offer Letter, dated March 26, 2020, between Vinay Shah and Aravive, Inc. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.31*

Offer Letter, dated March 26, 2020 between Gail McIntyre and Aravive, Inc. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.32*

Form of 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.50 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.33

Investment Agreement, dated as of April 6, 2020, by and among Aravive, Inc., Eshelman Ventures, LLC, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020).

10.34*

Separation Agreement dated April 8, 2020 between Aravive, Inc. and Rekha Hemrajani (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020).

10.35*

Option Agreement dated April 8, 2020 by and between Aravive, Inc. and Srini Akkaraju (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.36*

Option Agreement dated April 8, 2020 by and between Aravive, Inc. and Jay Shepard. (Incorporated herein by reference to Exhibit 10.5 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.37*

Option Agreement dated April 8, 2020 by and between Aravive, Inc. and Robert Hoffman. (Incorporated herein by reference to Exhibit 10.6 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

Exhibit Number	Description

10.38*

Amendment to Offer Letter dated as of April 8, 2020 by and between Aravive, Inc. and Gail McIntyre. (Incorporated herein by reference to Exhibit 10.7 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.39††

Collaboration and License Agreement between Aravive, Inc. and 3D Medicines Inc. dated November 6, 2020 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on November 10, 2020)

10.40*

Consulting Agreement, dated December 31, 2020, between Aravive, Inc. and Ray Tabibiazar (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 1, 2021)

10.41*

Offer Letter, dated September 8, 2020 between Reshma Rangwala and Aravive, Inc.  (Incorporated herein by reference to Exhibit 10.48 of our Annual Report on Form 10-K (File No. 001-36361 as filed with the SEC on March 16, 2021)

10.42	Amendment to Offer Letter dated as of January 25, 2021 by and between Aravive, Inc. and Gail McIntyre (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 27, 2021)

10.43	Securities Purchase Agreement dated as of February 12, 2021 by and between Aravive, Inc. and Eshelman Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 16, 2021)

10.44	Sublease entered into as of June 8, 2021 by and between Aravive, Inc, and Grail, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 14, 2021)

10.45	Investment Agreement, dated as of January 3, 2022, by and among Aravive, Inc., Eshelman Ventures, LLC, and solely for purposes of Article IV and V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 4, 2022)

10.46*	Offer Letter, dated February 20, 2022 and effective as of March 22, 2022, between Leonard Scott Dove and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 22, 2022)

21.1#	List of Subsidiaries.

23.1#	Consent of BDO USA, LLP.

24.1#	Power of Attorney (included in the signature page hereto).

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

#	Filed herewith

†	Registrant has been granted confidential treatment for certain portions of this agreement. The omitted portions have been filed separately with the SEC.

††

Registrant has omitted certain portions of this exhibit in accordance  with Item 601 (b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these exhibits to the SEC upon request.

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aravive, Inc.

Date: March 31, 2022	By:	/s/ Gail McIntyre
Gail McIntyre
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gail McIntyre and Vinay Shah, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gail McIntyre	Chief Executive Officer and Director	March 31, 2022
Gail McIntyre	(Principal Executive Officer)

/s/ Vinay Shah	Chief Financial Officer	March 31, 2022
Vinay Shah	(Principal Financial Officer & Principal Accounting Officer)

/s/ Fredric N. Eshelman, Pharm.D.	Director	March 31, 2022
Fredric N. Eshelman, Pharm.D.	(Executive Chairman of the Board of Directors)

/s/ Amato Giaccia, Ph. D.	Director	March 31, 2022
Amato Giaccia, Ph. D.

/s/ Michael W. Rogers	Director	March 31, 2022
Michael W. Rogers

/s/ Eric Zhang	Director	March 31, 2022
Eric Zhang

/s/ Sigurd Kirk	Director	March 31, 2022
Sigurd Kirk

/s/ John A. Hohneker, M.D.	Director	March 31, 2022
John A. Hohneker, M.D.

/s/ Peter T. C. Ho, M.D., Ph.D.	Director	March 31, 2022
Peter T. C. Ho, M.D., Ph.D.