Form 10-Q
period 2022-03-31
Aravive, Inc.
filed 2022-05-12
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 28,825,028 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$65,825	$59,424
Prepaid expenses and other current assets	3,227	3,321
Total current assets	69,052	62,745
Restricted cash	2,431	2,431
Property and equipment, net	365	400
Operating lease right-of-use assets	2,020	2,207
Other assets	3	4
Total assets	$73,871	$67,787
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,246	$2,657
Accrued liabilities	8,840	8,416
Operating lease obligation, current portion	2,271	2,297
Current portion of deferred revenue	4,423	4,571
Total current liabilities	19,780	17,941
Deferred revenue, net of current portion	2,604	3,548
Operating lease obligation, net of current portion	3,516	4,076
Warrant liability	8,772	—
Total liabilities	34,672	25,565
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 24,279,573 and 21,039,594 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	592,059	582,025
Accumulated deficit	(552,862)	(539,805)
Total stockholders' equity	39,199	42,222
Total liabilities and stockholders’ equity	$73,871	$67,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Collaboration revenue	$1,092	$256
Total revenue	1,092	256
Operating expenses
Research and development	13,002	5,884
General and administrative	3,088	2,380
Total operating expenses	16,090	8,264
Loss from operations	(14,998)	(8,008)
Other income (expense), net:
Interest income	10	9
Change in fair value of warrant liability	1,228	—
Other income (expense), net	703	(5)
Total other income (expense)	1,941	4
Net loss	$(13,057)	$(8,004)
Net loss per share - basic and diluted	$(0.62)	$(0.44)
Weighted-average common shares used to compute basic and diluted net loss per share	21,130	18,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	21,039,594	$2	$582,025	$(539,805)	$42,222
Issuance of common stock and common stock warrants in registered direct offering, net of issuance costs of $706	3,185,216	—	9,291	—	9,291
Issuance of common stock in at the market offering, net of issuance costs of $3	54,763	—	123	—	123
Stock-based compensation	—	—	620	—	620
Net loss	—	—	—	(13,057)	(13,057)
Balances at March 31, 2022	24,279,573	$2	$592,059	$(552,862)	$39,199

	Three Months Ended
	March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	77,858	—	260	—	260
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000	—	20,866	—	20,866
Issuance of common stock in at the market offering	884,695	—	7,034	—	7,034
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(8,004)	(8,004)
Balances at March 31, 2021	20,318,652	$2	$577,372	$(508,658)	$68,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,057)	$(8,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	222	240
Stock-based compensation expense	620	505
Warrant issuance costs	123	—
Warrant liability fair value adjustment	(1,228)	—
Changes in assets and liabilities
Prepaid expenses and other assets	95	(1,656)
Accounts payable	1,589	443
Deferred revenue	(1,092)	(256)
Accrued and other liabilities	(162)	(1,291)
Net cash used in operating activities	(12,890)	(10,019)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with exercise of options	—	260
Proceeds from issuance of common stock and common stock warrants in direct offering, net of issuance costs	19,168	20,866
Proceeds from issuance of common stock in at the market offering	123	7,034
Net cash provided by financing activities	19,291	28,160
Net change in cash, cash equivalents, and restricted cash	6,401	18,141
Cash, cash equivalents, and restricted cash at beginning of period	61,855	62,971
Cash, cash equivalents, and restricted cash at end of period	$68,256	$81,112

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

In July 2016, Aravive Biologics was approved for a $20.0 million Product Development Award from the Cancer Prevention and Research Institute of Texas (“CPRIT Grant”). The CPRIT Grant was expected to allow Aravive Biologics to develop the product candidate referenced above through clinical trials. The CPRIT Grant was effective as of June 1, 2016 and terminated on November 30, 2019. The Company has received all $20 million of the grant proceeds and has incurred all of the grant award proceeds by the termination date. Aravive Biologics’ royalty and other obligations, including its obligation to repay the disbursed grant proceeds under certain circumstances, survive the termination of the grant contract. The CPRIT Grant was subject to customary CPRIT funding conditions including a matching funds requirement where Aravive Biologics matched 50% of funding from the CPRIT Grant. Consequently, Aravive Biologics was required to raise $10.0 million in matching funds over the three-year project. Aravive Biologics raised all of its required $10.0 million in matching funds.

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

In November 2020, the Company entered into a collaboration and license agreement with 3D Medicines Inc. ("3D Medicines") (the “Agreement or the 3D Medicine Agreement”), whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance for the diagnosis, treatment or prevention of human oncological diseases, in mainland China, Taiwan, Hong Kong and Macau (the "Territory") for an upfront cash payment of $12 million. During the second quarter of 2021, the Company received a $6 million development milestone from 3D Medicines, for completing our first clinical milestone with 3D Medicines, dosing the first patient in its Phase 3 trial of batiraxcept in PROC.

In August 2021, the Company received a $3 million development milestone from 3D Medicines based on the Center for Drug Evaluation ("CDE") of the China National Medical Products Administration ("NMPA") approval of the Investigational New Drug application ("IND") submitted by 3D Medicines to participate in the Company’s international batiraxcept Phase 3 PROC clinical trial.

As consideration for the rights granted as part of a license agreement that Aravive Biologics entered into in 2012 with Leland Stanford Junior University (“Stanford University”) for intellectual and tangible property rights relating to biologic inhibitors for therapeutic targeting the receptor tyrosine kinase AXL, Aravive Biologics is obligated to pay yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights. More specifically, Aravive Biologics is obligated to pay Stanford University (i) annual license payments (ii) milestone payments of up to an aggregate of $1,000,000 upon achievement of clinical and regulatory milestones, and (iii) royalties equal to a percentage (in the low single digits) of net sales of licensed products; provided that the annual license payments made will offset (and be credited against) any royalties due in such license year. In the event of a sublicense to a third party of any rights based on the patents that are solely owned by Stanford University, Aravive Biologics is obligated to pay royalties to Stanford University equal to a percentage of what Aravive Biologics would have been required to pay to Stanford University had it sold the products under sublicense itself. In addition, in such event it is required to pay to Stanford University a percent of sublicensing income. In the event of a termination, Aravive Biologics will be obligated to pay all amounts that accrued prior to such termination.

As the Company advances its clinical programs, the Company is in close contact with its clinical research organizations ("CROs") and clinical sites and is continually assessing the impact of COVID-19 on its planned trials and current timelines and costs as well as the impact of the invasion and military attacks on Ukraine. The Company has experienced delays in patient enrollment due to the COVID-19 pandemic. In addition, the Company  has experienced delays in patient enrollment  due to the fact that several planned clinical sites  in the Ukraine are no longer available for the Company’s clinical trials. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity or the military situation in Ukraine expands into other countries where the Company has or plans to conduct clinical trials, the Company experiences delays in patient enrollment and deems it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, the Company could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect the Company’s business, financial condition, results of operations and growth prospects.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  March 31, 2022 and, its results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The  December 31, 2021 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2022, with the U.S. Securities and Exchange Commission (the “SEC”).

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

The accompanying unaudited condensed consolidated statement of financial position as of  March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2022, the Company had an accumulated deficit of $552.9 million and working capital of $49.3 million.The Company expects to continue to incur losses from costs related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of March 31, 2022, the Company had a cash and cash equivalents balance of $65.8 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company  may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company  may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

The Company records an operating lease right-of-use ("ROU") asset and an operating lease obligation on the consolidated balance sheet when entering into a lease. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the lease inception date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease and the Company includes renewal options in its calculation of the estimated lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Variable lease costs and short-term lease payments not included in the lease liability are classified within operating activities in the consolidated statements of cash flows. For all lease agreements, the Company has combined lease and nonlease components. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. These expenses are recognized within operating expenses in the consolidated statements of operations.

Warrant Liability

Warrants for the purchase of shares of common stock issued in connection with the January 2022 financing are classified as derivative liabilities on the consolidated balance sheets because the warrants are not indexed to the Company's own common stock.  The warrants are presented on our consolidated balance sheets at their fair value on the date of issuance. At the end of each reporting period, changes in estimated fair value during the period are recognized as a component of other income (expense), net in our statement of operations. The Company will continue to adjust the carrying value of the warrants until such time as the warrants are no longer considered derivative liabilities, or until the earlier of the exercise of the warrants or the expiration of the warrants, at which time the liabilities will be reclassified to additional paid-in capital at their fair value.

The Company estimates the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date. The Company uses the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of March 31, 2022.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 -

Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments consist of Level 1 assets and Level 3 liabilities as of March 31, 2022 and Level 1 assets as of  December 31, 2021.  Level 1 securities are comprised of highly liquid money market funds.  The Company's Level 3 warrant liability contains unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liability is measured at fair value on a recurring basis using unobservable inputs.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating Expenses
Research and development	$233	$219
General and administrative	387	286
Total	$620	$505

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended March 31, 2022 and 2021, and the effect of the Company's common stock equivalents is anti-dilutive, diluted net loss per common share is the same as basic net loss per common share for those periods.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.  Currently, we have one collaboration agreement with 3D Medicines, see Note 4 for further discussion.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Revenue Recognition

The Company’s sole source of revenue for 2022 and 2021 has been generated through its collaboration and license agreement. The Company’s collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

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

The Company applies the following five-step model to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation.

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

v) Recognize revenue when, or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. The Company recognizes revenue when control of the goods or services is transferred to the customers for an amount that reflects the consideration that the Company expect to receive in exchange for those goods or services.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

3. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, and a warrant liability. These financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair value.  The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at
	March 31, 2022
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$49,223	$49,223	$—	$—
Liabilities
Warrant liability	$8,772	$—	$—	$8,772

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$49,217	$49,217	$—	$—

Warrant liability

The Company’s warrant liability contains unobservable inputs that reflected the Company’s own assumptions in which there is little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liability is measured at fair value on a recurring basis using unobservable inputs at each reporting period. The warrant liability is classified as a Level 3 input. This liability is shown as a non-current liability on the balance sheet.

The fair value of the warrants is estimated using the Black-Scholes option-pricing model. For warrants that do not have a fixed termination date, the expected terms represent the periods that the warrants are expected to be outstanding based upon managements' estimate. The risk-free interest rates are based on the U.S. Constant Maturity treasury curve commensurate with the time outstanding. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities are estimated by our historical volatility over a similar time period.

The assumptions used in calculating the estimated fair value at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

On January 5, 2022, the Company entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC a related party and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman relating to the issuance of pre-funded warrants (the "January 2022 Warrants") to purchase up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of the Company’s common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  On the issuance date, the January 2022 Warrants were valued at the aggregate purchase price of $10 million and the Company received $9.9 million in net proceeds. As of March 31, 2022, the 4,545,455 January 2022 Warrants are exercisable upon shareholder approval, which was obtained on April 1, 2022 (see Note 10), thereafter the January 2022 Warrants are exercisable at any time until all of the January 2022 Warrants are exercised in full and have an exercise price of $0.0001.

At March 31, 2022, the Company estimated the fair values of the financial liability arising from these warrants using the following assumptions:

Parameter	January 2022 Warrants
Expected term (in years)	0.25
Expected volatility	112%
Risk-free interest rate	1.46%
Expected dividend yield	0.00%
Fair value of common share	$1.93
Exercise price	$0.0001

The warrant liability will increase or decrease each reporting period based on fluctuations of the fair value of the underlying common stock until such time this financial liability is no longer considered a derivative liability, or the earlier of settlement and expiration of warrants. The change in the fair value of the warrant liability for each presented period is recognized as a component of other income (expense), net in the consolidated statements of operations.

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities, which are measured at fair value on a recurring basis using unobservable inputs (in thousands):

January 2022 Warrants
Balance at January 1, 2022	$—
Issuance of warrants	10,000
Change in fair value	(1,228)
Balance at March 31, 2022	$8,772

Fair Value Hierarchy Transfers

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended March 31, 2022 or December 31, 2021.

4. Collaboration and License Agreement

On November 6, 2020, the Company entered into the 3D Medicines Agreement, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in China, Taiwan, Hong Kong and Macau (the “Territory”).

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

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $21.0 million transaction price as such: $11.3 million to the research and development services performance obligation and $9.7 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact the license was determined to be a functional license due to current stage in development of batiraxcept. Batiraxcept has been developed, dosing levels have already been determined and the drug is currently in a Phase III clinical trial related to its PROC study. As of March 31, 2022, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.  The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $1.1 and $0.3 million related to the research and development services for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had a contract liability balance of $7.0 million of which $4.4 million is classified as current and $2.6 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $1.1 million for the three months ended March 31, 2022, related to the contract liability balance of $8.1 million as of December 31, 2021. As of March 31, 2022, the service period for the future research and development services is expected to occur over the next 2.75 years.

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

The Company’s rent expense including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 7.64%, which approximates the Company’s incremental borrowing rate.

As of March 31, 2022, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2022 (9 months remaining)	$2,222
2023	3,039
2024	2,619
2025	116
2026	31
Total future minimum lease payments	8,027
Less: discount	(2,240)
Total lease liabilities	$5,787

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with a subtenant (the “Subtenant”) for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the three months ended March 31, 2022. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $0.7 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, cash received from the Subtenant was $0.7 million, which amount was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of March 31, 2022, are as follows (in thousands):

Year Ending December 31,
2022 (9 months remaining)	$1,734
2023	2,372
2024	2,029
Total	$6,135

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2022.

7. Common Stock and Common Stock Warrants

The Amended and Restated Certificate of Incorporation, authorizes the Company to issue 100,000,000 shares of common stock as of March 31, 2022. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per common share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the three months ended March 31, 2022 and March 31, 2021 the Company sold 54,763 and 884,649 shares, respectively, of common stock that were registered under the Form S-3 and received proceeds net of discounts and offering costs of $0.1 million and $7.0 million, respectively, under the Equity Distribution Agreement.

Registered Direct Offerings

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

On March 31, 2022, the Company closed a registered direct offering of the Company’s common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC a related party, pursuant to which the Company issued 3,185,216 shares of common stock (consisting of 2,325,000 shares for the investor and 860,216 shares for Eshelman Ventures), 1,665,025 pre-funded warrants issued to the investor and common stock warrants to purchase up to 4,850,241 shares of common stock (consisting of 3,990,025 common stock warrants for the investor and 860,216 common stock warrants for Eshelman Ventures) in a registered direct offering priced at-the-market under Nasdaq rules. The combined purchase price of each share of common stock and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC. The purchase price per pre-funded warrant and accompanying common stock warrant was $2.004 for the institutional investor. The net proceeds from the offering was $9.3 million, after deducting underwriting discounts, commission and offering expenses. The 3,990,025 common stock warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and have an exercise price of $1.88 per share. The 860,216 common stock warrants issued to Eshelman Ventures, LLC are exercisable upon the approval by the Company’s stockholders of the exercise of previously issued securities, the January 2022 Warrants, will expire five years following the exercise date and have an exercise price of $2.20 per share. The 1,665,025 pre-funded common stock warrants are exercisable at any time until all of the pre-funded common stock warrants are exercised in full and have an exercise price of $0.001.  The Company evaluated the pre-funded warrants and the common stock warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined the warrants meet the requirements to be classified in permanent equity.

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors (the "Board") and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of March 31, 2022, the total number of shares of common stock available for issuance under the 2019 Plan was 1,566,948. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2022	2,439,253	$3.96
Options granted	1,543,200	2.14
Options cancelled	(305,378)	3.70
Options exercised	—	—
Balances, March 31, 2022	3,677,075	$3.22	7.8	$1,379
Outstanding and expected to vest as of March 31, 2022	3,176,415	$3.23	7.5	$1,377
Exercisable as of March 31, 2022	1,647,359	$2.89	5.7	$1,371

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the three months ended March 31, 2021 was $0.4 million, and there were no stock options exercised during the three months ended March 31, 2022.

Stock Options Granted to Employees

During the three months ended March 31, 2022 and 2021, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $1.79 and $5.13 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of March 31, 2022, total unrecognized employee stock-based compensation related to stock options granted was $4.5 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	March 31,	March 31,
	2022	2021
Expected volatility	112.0%	113.5%
Risk-free interest rate	1.7%	0.6%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.1	6.1

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

9. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(13,057)	$(8,004)
Basic and diluted net loss per share	$(0.62)	$(0.44)
Weighted-average shares used to compute basic and diluted net loss per share	21,130	18,067

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted-average number of common shares outstanding for the period includes the weighted average effect of the Company’s pre-funded warrants issued on March 31, 2022, the exercise of which is not subject to contingencies and requires little or no consideration.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three months ended March 31, 2022 and 2021, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three months ended March 31, 2022 and 2021 have been excluded from the computation of diluted shares outstanding:

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	3,677,075	2,540,737
Pre-funded warrants to purchase common stock	4,545,455	—
Common stock warrants	4,850,241	—

10. Subsequent Events

On April 1, 2022, the Company held a Special Meeting of Stockholders at which the Company’s stockholders voted on the proposal and approved for the purposes of Nasdaq Listing Rule 5635(b), of the issuance of up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, in the aggregate (subject to adjustment under certain circumstances), pursuant to the January 2022 Warrants issued to Eshelman Ventures, LLC. On April 1, 2022, Eshelman Ventures, after obtaining the requisite approval from the Company’s stockholders at the Special Meeting, exercised the January 2022 Warrants in full and the Company issued 4,545,455 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 31, 2022 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. (formerly known as Versartis, Inc.) and its subsidiary, Aravive Biologics, Inc. ("Aravive Biologics")

Special note regarding forward-looking statements

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

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs as well as the impact of the invasion and military attacks on Ukraine. We have experienced delays in patient enrollment due to the COVID-19 pandemic. In addition, the Company  has experienced delays in patient enrollment  due to the fact that several planned clinical sites in Ukraine are no longer available for the Company’s clinical trials. To date, we are on track to meet all of our recently announced clinical milestones. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity or the military situation in Ukraine expands into other countries, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three months ended March 31, 2022 and 2021.

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

On May 11, 2022, we provided updated data and information at our Key Opinion Leader symposium that included the following.

●

New unpublished data from Dr. Katherine Fuh showed that biomarker high naïve ovarian cancer patients that had been shown to have a 47% response rate in the Phase 1b platinum-resistant ovarian cancer (PROC) study were poor responders to initial chemotherapy (i.e., treatment that did not contain batiraxcept).

●

Updated data as of April 30, 2022 from the ccRCC Phase 1b trial from 26 patients treated with batiraxcept in the Phase 1b portion of the trial at doses of 15 mg/kg (n=16) and 20 mg/kg (n=10), plus cabozantinib 60 mg daily in previously treated (2L+) patients with ccRCC:

o	There were no dose limiting toxicities observed at either dose;

o	14 of the 26 patients remain on study with 9 out of the 12 patients who ended treatment still in survival follow-up;

o	The best overall response rate (ORR, confirmed + unconfirmed) was 46% across both doses in the ITT population and 50% in patients dosed with 15 mg/kg (the recommended Phase 2 dose);

o	The best ORR was 60% across both doses in the biomarker high population and 67% in the biomarker high population dosed at 15 mg/kg;

o

The 7-month progression-free survival (PFS) rate was 71% across both doses in the ITT population, 83% across both doses in the biomarker high population, and 91% in the 15 mg/kg biomarker high group; and

o	Eight patients (101-004, 101-005, 102-002, 104-003, 105-002, 105-004, 105-006, and 107-002) experienced resolution of one or more target lesions.

●

Updated data as of May 3, 2022 from the 21 patients dosed with 15mg/kg batiraxcept in combination with gemcitabine and nab-paclitaxel as a first-line treatment in patients with advanced or metastatic pancreatic adenocarcinoma in the Phase 1b pancreatic adenocarcinoma trial:

o	Analysis of all safety data to date demonstrates that batiraxcept has been generally well-tolerated with no unexpected safety signals;

o	The best ORR (confirmed + unconfirmed) was 29%;

o

As noted with the other programs, an observable correlation of baseline levels of serum soluble AXL (sAXL)/GAS6 to clinical activity was noted in this trial and the best ORR in that biomarker high population was 40%; and

o	Five patients (202-004, 202-005, 206-002, 213-002 and 214-001) experienced resolution of one or more target lesions with additional information on these patients:
■	206-002 and 213-002 have since progressed;

■	2 patients (213-002 and 214-001) had CA19-9 level that decreased to within normal limits during the study; and

●

An outline of a registrational ccRCC study recommended by FDA which involves an integrated P2/P3 study with interim analyses to look at futility in the biomarker low population and ORR for potential accelerated approval with PFS endpoint for full approval. This design provides an opportunity for accelerated approval and full approval in one study. The final PFS analysis will be conducted in the ITT and the biomarker high populations to increase the chance for success. The full protocol and statistical plan are in preparation for submission to FDA.

Recent Financial Developments

In January 2022, we entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC  and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman, relating to the issuance of a pre-funded warrant to purchase up to 4,545,455 shares of  our common stock, par value $0.0001 per share (“Warrant Shares”), at a price of $2.20 per share, which was the consolidated closing bid price of our common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  The closing of the transaction occurred on January 5, 2022. Pursuant to the terms of the Investment Agreement, we were required to file a registration statement registering the shares of common stock underlying the pre-funded warrant.  The registration statement was filed on January 5, 2022 and declared effective by the SEC on January 18, 2022. The pre-funded warrants issued to Eshelman Ventures, LLC were exercisable upon the approval by our stockholders of the exercise, which approval was obtained on April 1, 2022, at which time the pre-funded warrants were exercised in full.

On March 31, 2022, we closed a registered direct offering of our common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC, pursuant to which we issued 3,185,216 shares of common stock, 1,665,025 pre-funded warrants (the “Pre-Funded Warrants”) and common stock warrants (the “Common Stock Warrants’) to purchase up to 4,850,241 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC.  The purchase price per Pre-Funded Warrants and accompanying Common Stock Warrants was $2.004 for the institutional investor.  The net proceeds from the offering was $9.3 million, after deducting underwriting discounts, commission and offering expenses.  The Common Stock Warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and will have an exercise price of $1.88 per share. The Common Stock Warrants issued to Eshelman Ventures, LLC will be exercisable upon the approval by our stockholders of the exercise of previously issued securities, which approval was obtained on April 1, 2022, will expire five years following the exercise date and will have an exercise price of $2.20 per share. We could receive additional gross proceeds of $9.4 million, if the Common Stock Warrants are fully exercised.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three months ended March 31, 2022 and March 31, 2021, we generated approximately $1.1 million and $0.3 million, respectively, from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time of the receipt and a portion of the payments that is deferred and recognized over the PROC trial period.

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

Other income (expense), net

Other income (expense), net is primarily comprised of sublease income for our 1020 Marsh Facility lease, gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations and change in fair value of the warrant liability.

Critical accounting policies, significant judgments and use of estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report. Our significant accounting policies are unchanged from the description contained in Item 7 of our Annual Report filed on Form 10-K, except as related to pre-funded warrants for the purchase of our common stock.

Warrants for the purchase of our common stock are classified as derivative liabilities on our consolidated balance sheets at their fair value on the date of issuance because they are not considered indexed to our common stock. At the end of each reporting period, changes in estimated fair value during the period are recognized as a component of other income (expense), net in our statement of operations. We will continue to adjust the carrying value of the warrants until such time as the warrants are no longer considered derivative liabilities, or until the earlier of the exercise of the warrants or the expiration of the warrants, at which time the liabilities will be reclassified to additional paid-in capital at their fair value.

We estimate the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date. We use the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates.

Results of operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)
Revenue:
Collaboration revenue	$1,092	$256	$836	327%
Operating expenses:
Research and development	13,002	5,884	7,118	121%
General and administrative	3,088	2,380	708	30%
Total operating expenses	16,090	8,264	7,826	95%
Loss from operations	(14,998)	(8,008)	6,990	87%
Other income (expense), net	1,941	4	1,937	(1)
Net loss	$(13,057)	$(8,004)	$5,053	63%
(1)	Not meaningful

Collaboration revenue

In November 2020, we entered into the 3D Medicines Agreement. Collaboration revenue for the three months ended March 31, 2022 and March 31, 2021 was $1.1 million and $0.3 million, respectively.

Research and development expense

Research and development expense increased by $7.1 million, or 121%, to $13.0 million in the three months ended March 31, 2022, from $5.9 million for the same period in 2021. The increase was primarily due to the continued progress of our clinical programs, including our Phase 3 trial of batiraxcept in PROC, our Phase 1b/2 trial of batiraxcept in ccRCC, and our Phase 1b trial of batiraxcept in pancreatic cancer.  The advancement of our Phase 3 trial of batiraxcept in PROC is the most significant driver to the increase in expense in 2022 when compared to the same period in 2021. There were also increased manufacturing activities during 2022 due to our ongoing Phase 3 PROC trial.

General and administrative expense

General and administrative expense increased by $0.7 million, or 30%, to $3.1 million in the three months ended March 31, 2022 from $2.4 million for the same period in 2021.  The increase was primarily driven by higher stock-based compensation expense along with increased legal fees and rent.

Other income (expense), net

Other income was $1.9 million for the three months ended March 31, 2022. Other income from the fair value adjustment related to our warrant liability was $1.2 million, and other income from the sublease income received from our Subtenant was $0.7 million.  Neither the warrant liability nor the sublease with the Subtenant existed for the three months ended March 31, 2021.

Liquidity and capital resources

Since our inception and through March 31, 2022, we have financed our operations through private placements of our equity securities, public offerings of our equity securities, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as payments received from license agreements. As of  March 31, 2022, we had an accumulated deficit of approximately $552.9 million and working capital of approximately $49.3 million, primarily as a result of research and development and general and administrative expenses. As of  March 31, 2022, we had cash and cash equivalents of approximately $65.8 million, a majority of which is invested in money market funds at several highly rated financial institutions.

During 2020 and 2021, our primary sources of funding have been grant revenue from our CRIT Grant, revenue from 3D Medicines and proceeds from the sale of our common stock, par value $0.0001 per share. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant related to a receivable balance recorded as of December 31, 2019. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. In September 2020, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement"), with Piper Sandler and Cantor Fitzgerald, to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement.  During the three months ended March 31, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement. On January 5, 2022, we received approximately $9.9 million in net proceeds from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock.  In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 Pre-Funded Warrants and Common Stock Warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering.

As of March 31, 2022, we had cash and cash equivalents of approximately $65.8 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations into the first quarter of 2023 and that we will need to obtain additional financing in order to advance our clinical development program to later stages of development, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to complete clinical trials and pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(12,890)	$(10,019)
Financing activities	19,291	28,160
Net increase in cash and cash equivalents	$6,401	$18,141

Cash used in operating activities

Net cash used in operating activities was $12.9 million and $10.0 million during the three months ended March 31, 2022 and 2021, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities for the three months ended March 31, 2022 increased compared to the same period in 2021 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our new third oncology indication, pancreatic adenocarcinoma.

Cash provided by investing activities

Net cash from investing activities during the three months ended March 31, 2022 and 2021 was zero.

Cash provided by financing activities

Net cash provided by financing activities was $19.3 million during the three months ended March 31, 2022. Financing activities related to the three months ended March 31, 2022 included a registered direct offering of our securities with proceeds of $9.3 million, issuance of Pre-Funded Warrants with proceeds of $9.9 million, along with at the market offering proceeds of $0.1 million.

Contractual obligations and commitments

During the three months ended March 31, 2022, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2022.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the Annual Report. Except as disclosed below, there have been no material changes from the risk factors disclosed in the Annual Report.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of approximately $552.9 million.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT grant proceeds, at-the-market offerings of our common stock, public offerings of our securities as well as upfront and milestone payments received from license agreements. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. We anticipate that our expenses will increase to the extent we:

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

Our consolidated unaudited financial statements as of March 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At March 31, 2022, we had an accumulated deficit of $552.9 million and working capital of $49.3 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of March 31, 2022, we had a cash and cash equivalents balance of approximately $65.8 million consisting of cash and investments in highly liquid U.S. money market funds. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the first quarter of 2023 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the Company. As such, the Company cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. As of March 31, 2022, we had approximately $65.8 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our current planned operations into the first quarter of 2023 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and  other  affected  countries,  including  China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

•	inability to enroll patients in clinical sites located in affected countries;
•	inability or delays in receiving supplies of batiraxcept manufacturing in China;
•	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
•	a global or regional economic slowdown in any of our market segments;
•	changes in government policies and regulations affecting the Company or its significant customers;
•	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
•	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
•	postponement of spending, in response to tighter credit, financial market volatility and other factors;
•	rapid material escalation of the cost of regulatory compliance and litigation;
•	difficulties protecting intellectual property;
•	longer payment cycles;
•	credit risks and other challenges in collecting accounts receivable; and
•	the impact of each of the foregoing on outsourcing and procurement arrangements.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

We intend to seek FDA approval for batiraxcept for ccRCC through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or comparable foreign regulatory authorities may seek to withdraw accelerated approval.

Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. If such post-approval studies fail to confirm the product’s clinical benefit, the FDA may withdraw its approval.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA or similar foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA or similar application for accelerated approval or any other form of expedited development or review. Similarly, there can be no assurance that after subsequent FDA or similar foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development or review, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or other expedited development or review for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development or review will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development or review for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

Risks Related to the Ownership of Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2021 through December 31, 2021 the reported sale price of our common stock has fluctuated between $2.19 and $9.24 per share. From January 1, 2022 through March 31, 2022 the reported closing price of our common stock has fluctuated between $1.85 and $2.75 per share. In addition, the ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of May 5, 2022, our executive officers, directors and entities under their control in the aggregate, beneficially owned shares representing approximately 42.4% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 34.0% of our common stock. As a result, Dr. Eshelman acting on his own, would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Risks Related to the Ownership of the Pre-Funded Warrants or the Common Stock Warrants

There is no public market for the Pre-Funded Warrants or the Common Stock Warrants we have issued.

There is no established public trading market for the Pre-Funded Warrants or Common Stock Warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list any of the warrants on any securities exchange or nationally recognized trading system, including Nasdaq. Without an active market, the liquidity of the Pre-Funded Warrants and Common Stock Warrants will be limited.

The Pre-Funded Warrants and the Common Stock Warrants are speculative in nature.

Holders of the Pre-Funded Warrants may exercise their right to acquire the common stock and pay an exercise price of $0.001 per share. Following this offering, the market value of the Pre-Funded Warrants is uncertain and there can be no assurance that the market value of the Pre-Funded Warrants will equal or exceed their public offering price.

Furthermore, holders of the Common Stock Warrants that are outstanding may exercise their right to acquire our common stock and pay the applicable exercise price ($1.88 per share for the investor and $2.20 for Eshelman Ventures). There can be no assurance that the market price of our common stock will ever equal or exceed the applicable exercise price of the Common Stock Warrants, and consequently, whether it will ever be profitable for holders of the Common Stock Warrants to exercise the Common Stock Warrants.

Except as otherwise provided in the Pre-Funded Warrants and Common Stock Warrants, holders of outstanding Pre-Funded Warrants and Common Stock Warrants will have no rights as stockholders of common stock until such holders exercise their Pre-Funded Warrants and Common Stock Warrants and acquire our common stock.

Our outstanding Pre-Funded Warrants and the Common Stock Warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price, and in the case of the Common Stock Warrants, for a limited period of time. Specifically, a holder of a Common Stock Warrant may exercise the right to acquire a share of common stock and pay the applicable exercise price ($1.88 per share for the Investor and $2.20 per share for Eshelman Ventures) prior to the fifth anniversary of the original issuance date, upon which date any unexercised Common Stock Warrants will expire and have no further value. A holder of a Pre-Funded Warrant may exercise the right to acquire a share of common stock and pay a nominal exercise price of $0.001 at any time. Upon exercise of the Pre-Funded Warrants and Common Stock Warrants, the holders thereof will be entitled to exercise the rights of a holder of common stock only as to matters for which the record date occurs after the exercise date.

We may not receive any additional funds upon the exercise of the Pre-Funded Warrants or the Common Stock Warrants.

The Pre-Funded Warrants and Common Stock Warrants provide that if we do not maintain a current and effective prospectus relating to the common shares issuable upon exercise of the Pre-Funded Warrants and Common Stock Warrants,  it may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Pre-Funded Warrants or Common Stock Warrants. Accordingly, we may not receive any additional funds upon the exercise of the Pre-Funded Warrants or Common Stock Warrants pre.

Provisions of the Pre-Funded Warrants and Common Stock Warrants could discourage an acquisition of us by a third party.

Certain provisions of the Pre-Funded Warrants and Common Stock Warrants could make it more difficult or expensive for a third party to acquire us. The Pre-Funded Warrants and Common Stock Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Pre-Funded Warrants. Further, the Pre-Funded Warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such Pre-Funded Warrants at a price described in such warrants. These and other provisions of the Pre-Funded Warrants offered by this prospectus could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014
3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017
3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018
3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019
4.1	Form of Eshelman Ventures Pre-Funded Warrant issued January 5, 2022	8-K	001-36361	4.1	01/04/2022
4.2	Form of Investor Warrant issued March 31, 2022	8-K	001-36361	4.1	03/31/2022
4.3	Form of Eshelman Ventures, LLC Warrant issued March 31, 2022	8-K	001-36361	4.2	03/31/2022
4.4	Form of Pre-Funded Warrant issued March 31, 2022	8-K	001-36361	4.3	03/31/2022
10.1	Investment Agreement, dated as of January 3, 2022, by and among Aravive, Inc. Eshelman Ventures, LLC and solely for purposes of Article IV and V of the Investment Agreement Fredric N. Eshelman, Pharm D.	8-K	001-36361	10.1	01/04/2022
10.2#	Offer Letter between Leonard Scott Dove, Ph.D. and Aravive, Inc.	8-K	001-36361	10.1	03/22/2022
10.3	Form of Securities Purchase Agreement, dated March 29, 2022, by and between Aravive, Inc. and the purchaser party thereto	8-K	001-36361	10.1	03/31/2022
10.4	Form of Securities Purchase Agreement, dated March 29, 2022, by and between Aravive, Inc. and Eshelman Ventures, LLC	8-K	001-36361	10.2	03/31/2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

+

This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Indicated management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAVIVE, INC.
(Registrant)

Date: May 12, 2022	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: May 12, 2022	By:/s/ Vinay Shah
Vinay Shah Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)