Form 10-Q
period 2022-06-30
Aravive, Inc.
filed 2022-08-11
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 30,518,269 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$46,833	$59,424
Prepaid expenses and other current assets	4,458	3,321
Total current assets	51,291	62,745
Restricted cash	2,431	2,431
Property and equipment, net	330	400
Operating lease right-of-use assets	1,834	2,207
Other assets	5	4
Total assets	$55,891	$67,787
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,700	$2,657
Accrued liabilities	10,502	8,416
Operating lease obligation, current portion	2,245	2,297
Current portion of deferred revenue	4,023	4,571
Total current liabilities	21,470	17,941
Deferred revenue, net of current portion	1,389	3,548
Operating lease obligation, net of current portion	2,966	4,076
Total liabilities	25,825	25,565
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 30,518,269 and 21,039,594 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	601,402	582,025
Accumulated deficit	(571,339)	(539,805)
Total stockholders' equity	30,066	42,222
Total liabilities and stockholders’ equity	$55,891	$67,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Collaboration revenue	$1,615	$3,789	$2,707	$4,045
Total revenue	1,615	3,789	2,707	4,045
Operating expenses
Research and development	17,315	8,120	30,317	14,004
General and administrative	3,727	3,080	6,815	5,460
Total operating expenses	21,042	11,200	37,132	19,464
Loss from operations	(19,427)	(7,411)	(34,425)	(15,419)
Other income, net:
Interest income	63	11	73	20
Change in fair value of warrant liability	182	—	1,410	—
Other income, net	705	295	1,408	290
Total other income, net	950	306	2,891	310
Net loss	$(18,477)	$(7,105)	$(31,534)	$(15,109)
Net loss per share - basic and diluted	$(0.61)	$(0.35)	$(1.22)	$(0.78)
Weighted-average common shares used to compute basic and diluted net loss per share	30,505	20,414	25,844	19,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Six Months Ended
	June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	21,039,594	$2	$582,025	$(539,805)	$42,222
Issuance of common stock and common stock warrants in registered direct offering, net of issuance costs of $706	3,185,216	—	9,291	—	9,291
Issuance of common stock in at the market offering, net of issuance costs of $3	54,763	—	123	—	123
Stock-based compensation	—	—	620	—	620
Net loss	—	—	—	(13,057)	(13,057)
Balances at March 31, 2022	24,279,573	$2	$592,059	$(552,862)	$39,199
Issuance of common stock upon exercise of pre-funded warrants	6,210,480	1	8,592	—	8,593
Issuance of common stock under employee benefit plans	28,216	—	26	—	26
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(18,477)	(18,477)
Balances at June 30, 2022	30,518,269	$3	$601,402	$(571,339)	$30,066

	Three and Six Months Ended
	June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	77,858	—	260	—	260
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000	—	20,866	—	20,866
Issuance of common stock in at the market offering	884,695	—	7,034	—	7,034
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(8,004)	(8,004)
Balances at March 31, 2021	20,318,652	$2	$577,372	$(508,658)	$68,716
Issuance of common stock upon exercise of options	63,094	—	20	—	20
Issuance of common stock in at the market offering	314,983	—	1,816	—	1,816
Issuance of common stock under employee benefit plans	17,275	—	71	—	71
Stock-based compensation	—	—	540	—	540
Net loss	—	—	—	(7,105)	(7,105)
Balances at June 30, 2021	20,714,004	$2	$579,819	$(515,763)	$64,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(31,534)	$(15,109)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	443	493
Stock-based compensation expense	1,345	1,045
Warrant issuance costs	123	—
Warrant liability fair value adjustment	(1,410)	—
Changes in assets and liabilities
Prepaid expenses and other assets	(1,138)	(3,117)
Accounts payable	2,043	1,101
Deferred revenue	(2,707)	2,010
Accrued and other liabilities	924	(1,594)
Net cash used in operating activities	(31,911)	(15,171)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	26	71
Proceeds from issuance of common stock in connection with exercise of options	—	280
Proceeds from issuance of common stock and common stock warrants in direct offering, net of issuance costs	19,171	20,866
Proceeds from issuance of common stock in at the market offering	123	8,850
Net cash provided by financing activities	19,320	30,067
Net change in cash, cash equivalents, and restricted cash	(12,591)	14,896
Cash, cash equivalents, and restricted cash at beginning of period	61,855	62,971
Cash, cash equivalents, and restricted cash at end of period	$49,264	$77,867
Supplemental disclosure of noncash items
Warrant liability reclass to additional paid-in-capital upon warrant exercise	8,590	—

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

In April 2020, the Company entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor ("CTGF"), implicated in cancer and fibrosis, and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer.  However, in August 2022, the Company temporarily halted work on the CTGF program with WuXi in an effort to focus all resources on the clinical programs.

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

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  June 30, 2022 and, its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The  December 31, 2021 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2022, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of  June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses and negative cash flows from operations. At June 30, 2022, the Company had an accumulated deficit of approximately $571.3 million and working capital of $29.8 million. The Company expects to continue to incur losses from costs related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of June 30, 2022, the Company had a cash and cash equivalents balance of $46.8 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful in raising capital in the future or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company  may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company  may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

The Company records an operating lease right-of-use ("ROU") asset and an operating lease obligation on the consolidated balance sheet when entering into a lease. ROU assets represent the Company’s ROU of the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term and ROU assets are calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the lease inception date in determining the present value of lease payments. The lease term may include options to extend or terminate the lease and the Company includes renewal options in its calculation of the estimated lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Variable lease costs and short-term lease payments not included in the lease liability are classified within operating activities in the consolidated statements of cash flows. For all lease agreements, the Company has combined lease and non-lease components. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. These expenses are recognized within operating expenses in the consolidated statements of operations.

Warrant Liability

Warrants for the purchase of shares of common stock issued in connection with the January 2022 financing were classified as derivative liabilities on the consolidated balance sheets as of March 31, 2022 because the warrants were not indexed to the Company's own common stock.  On April 1, 2022, the warrants were exercised and converted to equity.  The warrants were reclassified to additional paid-in-capital at their fair value on the warrant exercise date of April 1, 2022, with the change in estimated fair value during the period recognized as a component of other income (expense), net in our statement of operations.

The Company estimated the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date. The Company used the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of June 30, 2022.

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

The Company’s financial instruments consist of Level 1 assets as of June 30, 2022 and  December 31, 2021.  Level 1 securities are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses
Research and development	$187	$245	$420	$463
General and administrative	538	295	925	582
Total	$725	$540	$1,345	$1,045

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended June 30, 2022 and 2021, and the effect of the Company's common stock equivalents is anti-dilutive, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

	Fair Value Measurements at
	June 30, 2022
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$44,283	$44,283	$—	$—

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$49,217	$49,217	$—	$—

Warrant Liability

The Company’s warrant liability which was classified as a derivative liability on the consolidated balance sheet as of March 31, 2022 contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date and was classified as a Level 3 input. Accordingly, the Company’s warrant liability was measured at fair value on a recurring basis using unobservable inputs at each reporting period. On April 1, 2022, the warrants were exercised and converted to equity.  The warrants were reclassified to additional paid-in-capital at their fair value on the warrant exercise date of April 1, 2022, with the change in estimated fair value during the period are recognized as a component of other income (expense), net in our statement of operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model. For warrants that do not have a fixed termination date, the expected terms represent the periods that the warrants are expected to be outstanding based upon managements' estimate. The risk-free interest rates are based on the U.S. Constant Maturity treasury curve commensurate with the time outstanding. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities are estimated by our historical volatility over a similar time period.

The assumptions used in calculating the estimated fair value at the end of the reporting period and on the warrant exercise date represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

In January 2022, the Company entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC, a related party and, solely for purposes of Article IV and Article V of the Investment Agreement. Pursuant to the Investment Agreement, Dr. Eshelman, the Investor, agreed to purchase pre-funded warrants (the "January 2022 Warrants") of up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of the Company’s common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  On the issuance date, the January 2022 Warrants were valued at the aggregate purchase price of $10 million and the Company received $9.9 million in net proceeds. As of March 31, 2022, the 4,545,455 January 2022 Warrants were exercisable upon shareholder approval, which was obtained on April 1, 2022; thereafter, the January 2022 Warrants were exercisable at any time until all of the January 2022 Warrants were exercised in full and have an exercise price of $0.0001.

On April 1, 2022, the Company held a Special Meeting of Stockholders at which the Company’s stockholders voted on the proposal and approved for the purposes of Nasdaq Listing Rule 5635(b), of the issuance of up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, in the aggregate (subject to adjustment under certain circumstances), pursuant to the January 2022 Warrants issued to Eshelman Ventures, LLC. On April 1, 2022, Eshelman Ventures, after obtaining the requisite approval from the Company’s stockholders at the Special Meeting, exercised the January 2022 Warrants in full and the Company issued 4,545,455 shares of Common Stock to Eshelman Ventures.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

At March 31, 2022 and April 1, 2022 (the warrant exercise date), the Company estimated the fair values of the financial liability arising from the January 2022 Warrants using the following assumptions:

	March 31, 2022	April 1, 2022
Expected term (in years)	0.25	0.25
Expected volatility	112%	112%
Risk-free interest rate	1.46%	1.46%
Expected dividend yield	0.00%	0.00%
Fair value of common share	$1.93	$1.89
Exercise price	$0.0001	$0.0001

The following table provides a summary of changes in the estimated fair value of the Company’s warrant liability (in thousands):

January 2022 Warrants
Balance at January 1, 2022	$—
Issuance of warrants	10,000
Change in fair value	(1,228)
Balance at March 31, 2022	8,772
Change in fair value	(182)
Reclass to additional paid-in-capital upon exercise	(8,590)
Balance at June 30, 2022	$—

Fair Value Hierarchy Transfers

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended June 30, 2022 or December 31, 2021.

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

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $21.0 million transaction price as such: $11.3 million to the research and development services performance obligation and $9.7 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact the license was determined to be a functional license due to current stage in development of batiraxcept. Batiraxcept has been developed, dosing levels have already been determined and the drug is currently in a Phase III clinical trial related to its PROC study. As of June 30, 2022, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.  The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $2.7 and $1.2 million related to the research and development services for the six months ended June 30, 2022 and 2021, respectively. The Company recognized in revenue $2.8 million related to the intellectual property for the three and six months ended June 30, 2021. As of June 30, 2022, the Company had a contract liability balance of $5.4 million of which $4.0 million is classified as current and $1.4 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $1.6 million for the three months ended June 30, 2022, related to the contract liability balance of $8.1 million as of December 31, 2021. As of June 30, 2022, the service period for the future research and development services is expected to occur over the next 2 years.

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

The Company’s rent expense including both short-term and variable lease components of $0.2 million associated with the facility leases was $0.9 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $1.5 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.4 years and a weighted average discount rate of 7.63%, which approximates the Company’s incremental borrowing rate.

As of June 30, 2022, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2022 (6 months remaining)	$1,488
2023	3,039
2024	2,619
2025	116
2026	30
Total future minimum lease payments	7,292
Less: discount	(2,081)
Total lease liabilities	$5,211

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with a subtenant (the “Subtenant”) for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the six months ended June 30, 2022. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $0.7 million and $1.4 million for the three months and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2022, cash received from the Subtenant was $0.7 million and $1.4 million, respectively, which amount was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of June 30, 2022, are as follows (in thousands):

Year Ending December 31,
2022 (6 months remaining)	$1,166
2023	2,372
2024	2,029
Total	$5,567

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of June 30, 2022.

7. Common Stock and Common Stock Warrants

The Amended and Restated Certificate of Incorporation, authorizes the Company to issue 100,000,000 shares of common stock as of June 30, 2022. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per common share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the three months ended March 31, 2022, the Company sold 54,763 of common stock that were registered under the Form S-3 pursuant to the terms of the Equity Distribution Agreement and received proceeds net of discounts and offering costs of $0.1 million under the Equity Distribution Agreement.  The Company did not sell any common stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended June 30, 2022.

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

On March 31, 2022, the Company closed a registered direct offering of the Company’s common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC a related party, pursuant to which the Company issued 3,185,216 shares of common stock (consisting of 2,325,000 shares for the investor and 860,216 shares for Eshelman Ventures), 1,665,025 pre-funded warrants issued to the investor and common stock warrants to purchase up to 4,850,241 shares of common stock (consisting of 3,990,025 common stock warrants for the investor and 860,216 common stock warrants for Eshelman Ventures) in a registered direct offering priced at-the-market under Nasdaq rules. The combined purchase price of each share of common stock and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC. The purchase price per pre-funded warrant and accompanying common stock warrant was $2.004 for the institutional investor. The net proceeds from the offering was $9.3 million, after deducting underwriting discounts, commission and offering expenses. The 3,990,025 common stock warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and have an exercise price of $1.88 per share. The 860,216 common stock warrants issued to Eshelman Ventures, LLC are exercisable upon the approval by the Company’s stockholders of the exercise of previously issued securities, the January 2022 Warrants, will expire five years following the exercise date and have an exercise price of $2.20 per share. The 1,665,025 pre-funded warrants are exercisable at any time until all of the pre-funded warrants are exercised in full and have an exercise price of $0.001.  The Company evaluated the pre-funded warrants and the common stock warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined the warrants meet the requirements to be classified in permanent equity.

The 1,665,025 pre-funded warrants issued to the institutional investor were exercised on June 6, 2022.

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors (the "Board") and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of June 30, 2022, the total number of shares of common stock available for issuance under the 2019 Plan was 1,298,570. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2022	2,439,253	$3.96
Options granted	1,913,200	1.97
Options cancelled	(407,000)	3.78
Options exercised	—	—
Balances, June 30, 2022	3,945,453	$3.01	7.1	$501
Outstanding and expected to vest as of June 30, 2022	3,568,032	$3.05	7.0	$501
Exercisable as of June 30, 2022	1,979,763	$3.00	5.3	$501

The intrinsic values of outstanding, expected-to-vest and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the six months ended June 30, 2021 was $0.7 million, and there were no stock options exercised during the six months ended June 30, 2022.

Stock Options Granted to Employees

During each of the six months ended June 30, 2022 and 2021, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $1.76 and $5.07 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of June 30, 2022, total unrecognized employee stock-based compensation related to stock options granted was $3.8 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	June 30,	June 30,
	2022	2021
Expected volatility	112.0%	113.4%
Risk-free interest rate	1.8%	0.7%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.1	6.1

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

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on Nasdaq.

9. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(18,477)	$(7,105)	$(31,534)	$(15,109)
Basic and diluted net loss per share	$(0.61)	$(0.35)	$(1.22)	$(0.78)
Weighted-average shares used to compute basic and diluted net loss per share	30,505	20,414	25,844	19,247

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted-average number of common shares outstanding for the period includes the weighted average effect of the Company’s pre-funded warrants issued on March 31, 2022, the exercise of which is not subject to contingencies and requires little or no consideration.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three and six months ended June 30, 2022 and 2021, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three and six months ended June 30, 2022 and 2021 have been excluded from the computation of diluted shares outstanding:

	Six Months Ended
	June 30,
	2022	2021
Options to purchase common stock	3,945,453	2,298,237
Common stock warrants	4,850,241	—

10. Balance Sheet Components

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2022	2021
Payroll and related	$1,307	$1,397
Preclinical and clinical	8,777	6,727
Prepaid sublease	228	227
Professional services	189	50
Other	1	15
Total	$10,502	$8,416

11. Subsequent Event

Nasdaq Compliance

On August 9, 2022, the Company received written notice from Nasdaq, indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 27, 2022, through August 8, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until February 6, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Global Select Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the Nasdaq Global Select Market, subject to the Company’s compliance with the other listing requirements of the Nasdaq Global Select Market. Although the Company will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria of the Nasdaq Global Select Market.

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

In May 2022, we provided updated data and information at our Key Opinion Leader symposium.

In August 2022, we temporarily halted work on the CTGF program with WuXi in an effort to focus all resources on the clinical programs.

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs as well as the impact of the invasion and military attacks on Ukraine. We have experienced delays in patient enrollment due to the COVID-19 pandemic. In addition, the Company has experienced delays in patient enrollment due to the fact that several planned clinical sites in Ukraine are no longer available for the Company’s clinical trials. To date, we are on track to meet all of our recently announced clinical milestones; however, there can be no assurance that we will continue to remain on track. If the COVID-19 pandemic continues and persists for an extended period of time or increases in severity or the military situation in Ukraine expands into other countries, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and six months ended June 30, 2022 and 2021.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. and its subsidiaries, including Aravive Biologics.

Clinical Developments During the Quarter

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

On May 26, 2022, we announced the presentation of updated Phase 1b/2 ccRCC data at the 2022 American Society of Clinical Oncology (ASCO)annual meeting, taking place June 3-7 in Chicago (the “2022 ASCO Annual Meeting”). A summary of the interim Phase 1b results include (as of April 30, 2022, the cut-off date):

●

Batiraxcept 15 mg/kg in combination with cabozantinib 60 mg has a manageable safety profile in previously treated ccRCC; no dose-limiting toxicities have been observed; a similar safety profile was observed across the 15 mg/kg and 20 mg/kg dose cohorts;

●

Batiraxcept given every 2 weeks suppressed serum GAS6 to below the level of quantitation in 25/26 patients (1 patient did not have an assessment), showing a clear pharmacokinetic (PK)/pharmacodynamic (PD) relationship; 23/26 patients had batiraxcept trough levels above the minimally efficacious concentration of 13.8 mg/L by Cycle 2;

●	The confirmed + unconfirmed response rate in the total population was 46% with a 50% confirmed response rate in the 15mg/kg (RP2D) batiraxcept group;

●	The proportion of patients in the total population who were progression free at 7 months was 71%;

●	The proportion of patients in the total population who had a duration of response of at least 7 months was 75%;

●

A baseline biomarker enriched the confirmed response rate in the RP2D (15mg/kg) biomarker high population to 67%, increased the proportion of patients progression free at 7 months to 91% and increased the proportion of patients who had a duration of response of at least 7 months to 80%;

●	58% (15/26) of total population achieved a better response on the batiraxcept trial than they did with their therapy prior to study entry, which was only 23%; and

●	The safety and clinical activity of this combination together with PK/PD data support a RP2D of 15 mg/kg.

Recent Financial Developments

In January 2022, we entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC  and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman, the investor, agreed to purchase pre-funded warrants of up to 4,545,455 shares of  our common stock, par value $0.0001 per share (“Warrant Shares”), at a price of $2.20 per share, which was the consolidated closing bid price of our common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  The closing of the transaction occurred on January 5, 2022. Pursuant to the terms of the Investment Agreement, we were required to file a registration statement registering the shares of common stock underlying the pre-funded warrant.  The registration statement was filed on January 5, 2022 and declared effective by the SEC on January 18, 2022. The pre-funded warrants issued to Eshelman Ventures, LLC were exercisable upon the approval by our stockholders of the exercise, which approval was obtained on April 1, 2022, at which time the pre-funded warrants were exercised in full.

On March 31, 2022, we closed a registered direct offering of our common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC, pursuant to which we issued 3,185,216 shares of common stock, 1,665,025 pre-funded warrants (the “Pre-Funded Warrants”) and common stock warrants (the “Common Stock Warrants’) to purchase up to 4,850,241 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC.  The purchase price per Pre-Funded Warrants and accompanying Common Stock Warrants was $2.004 for the institutional investor.  The net proceeds from the offering was $9.3 million, after deducting underwriting discounts, commission and offering expenses.  The Common Stock Warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and will have an exercise price of $1.88 per share. The Common Stock Warrants issued to Eshelman Ventures, LLC will be exercisable upon the approval by our stockholders of the exercise of previously issued securities, which approval was obtained on April 1, 2022, will expire five years following the exercise date and will have an exercise price of $2.20 per share. We could receive additional gross proceeds of $9.4 million, if the Common Stock Warrants are fully exercised.  The 1,665,025 Pre-Funded Warrants were exercised on June 6, 2022.

Financial Overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three and six months ended June 30, 2022, we generated approximately $1.6 million and $2.7 million, respectively, from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time of the receipt and a portion of the payments that is deferred and recognized over the PROC trial period.

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

Other Income, Net

Other income, net is primarily comprised of sublease income for our 1020 Marsh Facility lease, gains and losses on foreign currency transactions related to third party contracts with foreign-based contract manufacturing organizations and change in fair value of the warrant liability.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition research and development expenses and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Collaboration Revenue

We enter into out-license and collaboration agreements which are within the scope of ASC 606, under which we license certain rights to our product candidate to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; and royalties on net sales of licensed products. Each of these payments may result in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

For elements of our collaboration agreements that are accounted for pursuant to ASC 606, we must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in an out-license and collaboration arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. With regard to the 3D Medicines collaboration agreements, we recognize revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

The preceding estimates and judgments materially affect our recognition of collaboration revenues. Changes in our estimates of forecasted development costs could impact proportional performance percentages and could have a material effect on collaboration revenue recorded in the period in which we determine that change occurs.

Preclinical and Clinical Trial Accruals

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf.

Our estimates preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

The preceding estimates and judgment materially affect our research and development expenses.  Changes in our estimates of patient enrollment and related costs could have a material effect on our research and development expenses.

Stock-Based Compensation

For purposes of calculating stock-based compensation, we estimate the fair value of share-based compensation awards using a Black-Scholes option-pricing model. The determination of the fair value of stock-based compensation awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options.

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. For actual forfeitures, we recognize the adjustment to compensation expense in the period the forfeitures occur.

Additional Information

Refer to Note 2 to the condensed consolidated financial statements for more information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
	2022	2021	(Decrease)		2022	2021	(Decrease)
Revenue:
Collaboration revenue	$1,615	$3,789	$(2,174)	-57%	$2,707	$4,045	$(1,338)	-33%
Operating expenses:
Research and development	17,315	8,120	9,195	113%	30,317	14,004	16,313	116%
General and administrative	3,727	3,080	647	21%	6,815	5,460	1,355	25%
Total operating expenses	21,042	11,200	9,842	88%	37,132	19,464	17,668	91%
Loss from operations	(19,427)	(7,411)	12,016	162%	(34,425)	(15,419)	19,006	123%
Other income, net	950	306	644	210%	2,891	310	2,581	833%
Net loss	$(18,477)	$(7,105)	$11,372	160%	$(31,534)	$(15,109)	$16,425	109%

Collaboration Revenue

In November 2020, we entered into the 3D Medicines Agreement. Collaboration revenue for the three months and six months ended June 30, 2022 was $1.6 million and $2.7 million, respectively, compared to collaboration revenue for the three and six months ended June 30, 2021 of $3.8 million and $4.0 million, respectively.

Research and Development Expense

Research and development expense increased by $9.2 million, or 113%, to $17.3 million in the three months ended June 30, 2022, from $8.1 million for the same period in 2021. The increase was primarily due to the continued progress of our clinical programs, including our Phase 3 trial of batiraxcept in PROC, our Phase 1b/2 trial of batiraxcept in ccRCC, and our Phase 1b trial of batiraxcept in pancreatic cancer.  Research and development expense increased by $16.3 million, or 116%, to $30.3 million in the six months ended June 30, 2022, from $14.0 million for same period in 2021. The advancement of our Phase 3 trial of batiraxcept in PROC is the most significant driver to the increase in expense during the three and six months ended June 30, 2022 when compared to the same periods in 2021. There were also increased manufacturing activities during 2022 due to our ongoing Phase 3 PROC trial.

General and Administrative Expense

General and administrative expense increased by $0.6 million, or 21%, to $3.7 million in the three months ended June 30, 2022 from $3.1 million for the same period in 2021. General and administrative expense increased by $1.3 million, or 25%, to $6.8 million in the six months ended June 30, 2022, from $5.5 million for the same period in 2021. The increases during the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily driven by higher stock-based compensation expense, increased rent expense, increased consulting fees, and severance expense.

Other Income, Net

Total other income increased by $0.6 million, or 210%, to $0.9 million in the three months ended June 30, 2022 from $0.3 million from the same period in 2021. This increase was driven primarily by sublease income received from our current Subtenant for the entire quarter in 2022, as compared to a one-time payment from our prior sublease tenant in 2021. Other income increased by $2.6 million, or 833%, to $2.9 million in the six months ended June 30, 2022 from $0.3 million from the same period in 2021. This increase was driven primarily by the fair value adjustments related to our warrant liability totaling $1.4 million, and the sublease income received from our Subtenant. The warrant liability did not exist for the three and six month periods ended June 30, 2021.

Liquidity and Capital Resources

Since our inception and through June 30, 2022, we have financed our operations through private placements of our equity securities, public offerings of our equity securities, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as payments received from license agreements. As of June 30, 2022, we had an accumulated deficit of approximately $571.3 million, primarily as a result of research and development and general and administrative expenses, and working capital of approximately $29.8 million. As of June 30, 2022, we had cash and cash equivalents of approximately $46.8 million, a majority of which is invested in money market funds at several highly rated financial institutions.

During 2020 and 2021, our primary sources of funding have been grant revenue from our CPRIT Grant, revenue from 3D Medicines and proceeds from the sale of our common stock, par value $0.0001 per share. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant related to a receivable balance recorded as of December 31, 2019. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement"), with Piper Sandler and Cantor Fitzgerald, to sell shares of our common stock, par value $0.0001 per share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement.  During the six months ended June 30, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement. On January 5, 2022, we received approximately $9.9 million in net proceeds from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock.  In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 Pre-Funded Warrants and Common Stock Warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering.

On August 9, 2022, we received a written notice from the Nasdaq Stock Market stating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days (June 27, 2022 through August 8, 2022), we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). The letter also stated that we will be provided with a compliance period of 180 calendar days, or until February 6, 2023 (the “Compliance Period”), in which to regain compliance.  We intend to evaluate various courses of action to regain compliance with the Nasdaq Listing Rules within the compliance period specified by Nasdaq. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule or otherwise be in compliance with other listing criteria of the Nasdaq Global Select Market. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

As of June 30, 2022, we had cash and cash equivalents of approximately $46.8 million.  We believe that our existing cash and cash equivalents will be sufficient to sustain operations into the first quarter of 2023 and that we will need to obtain additional financing in order to advance our clinical development program to later stages of development, build out our pipeline and fund operations for the foreseeable future and we will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to complete clinical trials and pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(31,911)	$(15,171)
Financing activities	19,320	30,067
Net increase (decrease) in cash and cash equivalents	$(12,591)	$14,896

Cash Used in Operating Activities

Net cash used in operating activities was $31.9 million and $15.2 million during the six months ended June 30, 2022 and 2021, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities for the six months ended June 30, 2022 increased compared to the same period in 2021 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our new third oncology indication, pancreatic adenocarcinoma.

Cash Provided by Investing Activities

Net cash from investing activities during the six months ended June 30, 2022 and 2021 was zero.

Cash Provided by Financing Activities

Net cash provided by financing activities was $19.3 million during the six months ended June 30, 2022. Financing activities related to the six months ended June 30, 2022 included a registered direct offering of our securities with proceeds of $9.3 million, issuance of Pre-Funded Warrants with proceeds of $9.9 million, along with at the market offering proceeds of $0.1 million.

Contractual Obligations and Commitments

During the six months ended June 30, 2022, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2022.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of approximately $571.3 million.

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

Our consolidated unaudited financial statements as of June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At June 30, 2022, we had an accumulated deficit of $571.3 million and working capital of $29.8 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of June 30, 2022, we had a cash and cash equivalents balance of approximately $46.8 million consisting of cash and investments in highly liquid U.S. money market funds. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the first quarter of 2023 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. As of June 30, 2022, we had approximately $46.8 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our current planned operations into the first quarter of 2023 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

We do not have any material committed external source of funds or other support for our development efforts. Although we have entered into an at-the-market facility with Piper Sandler & Co. (“Piper Sandler”), and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agents, there can be no assurance that we will meet all of the conditions necessary to continue to use such facility or that we can generate sufficient proceeds from the sale of securities pursuant to such facility to support our operations. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. In addition, certain SEC and Nasdaq Stock Market limitations with respect to fundraising, including limitations on the use of our shelf registration statement, may make it more difficult to raise additional funds. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2021 through December 31, 2021 the reported sale price of our common stock has fluctuated between $2.19 and $9.24 per share. From January 1, 2022 through June 30, 2022 the reported closing price of our common stock has fluctuated between $0.86 and $2.75 per share. In addition, the ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of August 8, 2022, our executive officers, directors and entities under their control in the aggregate, beneficially owned shares representing approximately 39.4% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 32.2% of our common stock. As a result, Dr. Eshelman acting on his own, would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our failure to meet the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.

Our shares of common stock are currently listed on The Nasdaq Global Select Market. If we fail to satisfy the continued listing requirements of The Nasdaq Global Select Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our common stock. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

On August 9, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (June 27, 2022 through August 8, 2022), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock which will continue to trade on The Nasdaq Global Select Market under the symbol “ARAV”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we initially have a compliance period of 180 calendar days, or until February 6, 2023, to regain compliance with Nasdaq Listing Rules. Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by February 6, 2023, we may be eligible for additional time to comply; however, such additional time is not guaranteed and is subject to the discretion of Nasdaq. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Global Select Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock meeting The Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

Risks Related to the Ownership of the Common Stock Warrants

There is no public market for the Common Stock Warrants we have issued.

There is no established public trading market for the Common Stock Warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list any of the warrants on any securities exchange or nationally recognized trading system, including Nasdaq. Without an active market, the liquidity of the Common Stock Warrants will be limited.

The Common Stock Warrants are speculative in nature.

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

Except as otherwise provided in the Common Stock Warrants, holders of outstanding Common Stock Warrants will have no rights as stockholders of common stock until such holders exercise their and Common Stock Warrants and acquire our common stock.

Our outstanding Common Stock Warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price and for a limited period of time. Specifically, a holder of a Common Stock Warrant may exercise the right to acquire a share of common stock and pay the applicable exercise price ($1.88 per share for the Investor and $2.20 per share for Eshelman Ventures) prior to the fifth anniversary of the original issuance date, upon which date any unexercised Common Stock Warrants will expire and have no further value.

We may not receive any additional funds upon the exercise of the Common Stock Warrants.

The Common Stock Warrants provide that if we do not maintain a current and effective prospectus relating to the common shares issuable upon exercise of the Common Stock Warrants,  it may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Common Stock Warrants. Accordingly, we may not receive any additional funds upon the exercise of the Common Stock Warrants.

Provisions of the Common Stock Warrants could discourage an acquisition of us by a third party.

Certain provisions of the Common Stock Warrants could make it more difficult or expensive for a third party to acquire us. The Common Stock Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Common Stock Warrants. Further, the Common Stock Warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such Common Stock Warrants at a price described in such warrants. These and other provisions of the Common Stock Warrants offered by this prospectus could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014
3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017
3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018
3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019
10.1#	Offer Letter, dated June 2, 2022, by and between Aravive, Inc. and Rudy C. Howard	8-K	001-36361	10.1	06/03/2022
10.2#	Consulting Agreement, dated June 2, 2022, by and between Aravive, Inc. and Vinay Shah	8-K	001-36361	10.2	06/03/2022
10.3#	Separation Agreement and Release, dated June 2, 2022, by and between Aravive, Inc. and Vinay Shah	8-K	001-36361	10.3	06/03/2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

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

ARAVIVE, INC.
(Registrant)

Date: August 11, 2022	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: August 11, 2022	By:/s/ Rudy Howard
Rudy Howard Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)