Form 10-Q
period 2022-09-30
Aravive, Inc.
filed 2022-11-10
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 59,826,881 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$27,896	$59,424
Accounts receivable	6,000	—
Prepaid expenses and other current assets	3,943	3,321
Total current assets	37,839	62,745
Restricted cash	2,436	2,431
Property and equipment, net	295	400
Operating lease right-of-use assets	1,648	2,207
Other assets	4	4
Total assets	$42,222	$67,787
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,821	$2,657
Accrued liabilities	7,257	8,416
Operating lease obligation, current portion	2,220	2,297
Current portion of deferred revenue	5,432	4,571
Total current liabilities	23,730	17,941
Deferred revenue, net of current portion	1,024	3,548
Operating lease obligation, net of current portion	2,426	4,076
Total liabilities	27,180	25,565
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 30,518,269 and 21,039,594 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	602,041	582,025
Accumulated deficit	(587,002)	(539,805)
Total stockholders' equity	15,042	42,222
Total liabilities and stockholders’ equity	$42,222	$67,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Collaboration revenue	$4,956	$2,412	$7,663	$6,457
Total revenue	4,956	2,412	7,663	6,457
Operating expenses
Research and development	18,668	11,343	48,985	25,347
General and administrative	2,836	2,643	9,651	8,102
Total operating expenses	21,504	13,986	58,636	33,449
Loss from operations	(16,548)	(11,574)	(50,973)	(26,992)
Other income, net:
Interest income	147	9	220	29
Change in fair value of warrant liability	—	—	1,410	—
Other income, net	738	479	2,146	768
Total other income, net	885	488	3,776	797
Net loss	$(15,663)	$(11,086)	$(47,197)	$(26,195)
Net loss per share - basic and diluted	$(0.51)	$(0.53)	$(1.72)	$(1.33)
Weighted-average common shares used to compute basic and diluted net loss per share	30,518	20,763	27,419	19,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands, except share data)

	Three and Nine Months Ended
	September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	21,039,594	$2	$582,025	$(539,805)	$42,222
Issuance of common stock and common stock warrants in registered direct offering, net of issuance costs of $706	3,185,216	—	9,291	—	9,291
Issuance of common stock in at the market offering, net of issuance costs of $3	54,763	—	123	—	123
Stock-based compensation	—	—	620	—	620
Net loss	—	—	—	(13,057)	(13,057)
Balances at March 31, 2022	24,279,573	$2	$592,059	$(552,862)	$39,199
Issuance of common stock upon exercise of pre-funded warrants	6,210,480	1	8,592	—	8,593
Issuance of common stock under employee benefit plans	28,216	—	26	—	26
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(18,477)	(18,477)
Balances at June 30, 2022	30,518,269	$3	$601,402	$(571,339)	$30,066
Stock-based compensation	—	—	639	—	639
Net loss	—	—	—	(15,663)	(15,663)
Balances at September 30, 2022	30,518,269	$3	$602,041	$(587,002)	$15,042

	Three and Nine Months Ended
	September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	77,858	—	260	—	260
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000	—	20,866	—	20,866
Issuance of common stock in at the market offering	884,695	—	7,034	—	7,034
Stock-based compensation	—	—	505	—	505
Net loss	—	—	—	(8,004)	(8,004)
Balances at March 31, 2021	20,318,652	$2	$577,372	$(508,658)	$68,716
Issuance of common stock upon exercise of options	63,094	—	20	—	20
Issuance of common stock in at the market offering	314,983	—	1,816	—	1,816
Issuance of common stock under employee benefit plans	17,275	—	71	—	71
Stock-based compensation	—	—	540	—	540
Net loss	—	—	—	(7,105)	(7,105)
Balances at June 30, 2021	20,714,004	$2	$579,819	$(515,763)	$64,058
Issuance of common stock upon exercise of options	7,500	—	5	—	5
Issuance of common stock in at the market offering	182,995	—	732	—	732
Stock-based compensation	—	—	627	—	627
Net loss	—	—	—	(11,086)	(11,086)
Balances at September 30, 2021	20,904,499	$2	$581,183	$(526,849)	$54,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(47,197)	$(26,195)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	664	746
Stock-based compensation expense	1,984	1,672
Warrant issuance costs	123	—
Warrant liability fair value adjustment	(1,410)	—
Changes in assets and liabilities
Accounts receivable	(6,000)	—
Prepaid expenses and other assets	(622)	(2,859)
Accounts payable	6,164	(512)
Deferred revenue	(1,663)	2,598
Accrued and other liabilities	(2,886)	716
Net cash used in operating activities	(50,843)	(23,834)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	26	71
Proceeds from issuance of common stock in connection with exercise of options	—	285
Proceeds from issuance of common stock and common stock warrants in direct offering, net of issuance costs	19,171	20,866
Proceeds from issuance of common stock in at the market offering	123	9,582
Net cash provided by financing activities	19,320	30,804
Net change in cash, cash equivalents, and restricted cash	(31,523)	6,970
Cash, cash equivalents, and restricted cash at beginning of period	61,855	62,971
Cash, cash equivalents, and restricted cash at end of period	$30,332	$69,941
Supplemental disclosure of noncash items
Warrant liability reclass to additional paid-in-capital upon warrant exercise	8,590	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive Biologics, Inc. (“Aravive Biologics”), our wholly owned subsidiary, was incorporated in 2007. Aravive is a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

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

In October 2022, the Company received a $6 million development milestone payment from 3D Medicines based on the initiation of the global Phase 3 platinum resistant ovarian cancer ("PROC") clinical trial in the Territory for the development of batiraxcept.  This amount was reflected as an account receivable on the balance sheet as of September 30, 2022.

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

As the Company advance its clinical programs, the Company is in close contact with its clinical research organizations ("CROs") and clinical sites and is continually assessing the impact of COVID-19 on its planned trials and current timelines and costs as the well as the impact of the invasion and military attacks on Ukraine. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as the well as volatile asset values could impact its business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The Company  may face difficulties recruiting or retaining patients in its ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to its clinical trial sites because of the outbreak or the military situation in Ukraine expands into other countries where the Company has or plans to conduct clinical trials. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect the Company’s business, financial condition, results of operations and growth prospects The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to its research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.  Further, although the Company has not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects these disruptions and increasing inflation could have on its operations.

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  September 30, 2022 and, its results of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statement of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The  December 31, 2021 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2022, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of  September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statement of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and the consolidated statement cash flows for the nine months ended September 30, 2022 and 2021 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses and negative cash flows from operations. At September 30, 2022, the Company had an accumulated deficit of approximately $587.0 million and working capital of $14.1 million. The Company expects to continue to incur losses from costs related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of September 30, 2022, the Company had a cash and cash equivalents balance of $27.9 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful in raising capital in the future or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company  may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company  may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of September 30, 2022.

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

The Company’s financial instruments consist of Level 1 assets as of September 30, 2022 and  December 31, 2021.  Level 1 securities are comprised of highly liquid money market funds.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses
Research and development	$256	$229	$676	$693
General and administrative	383	398	1,308	979
Total	$639	$627	$1,984	$1,672

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended September 30, 2022 and 2021, and the effect of the Company's common stock equivalents is anti-dilutive, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

	Fair Value Measurements at
	September 30, 2022
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$25,924	$25,924	$—	$—

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$49,217	$49,217	$—	$—

Warrant Liability

The Company’s warrant liability which was classified as a derivative liability on the consolidated balance sheet as of March 31, 2022 contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date and was classified as a Level 3 input. Accordingly, the Company’s warrant liability was measured at fair value on a recurring basis using unobservable inputs at each reporting period. On April 1, 2022, the warrants were exercised and converted to equity.  The warrants were reclassified to additional paid-in-capital at their fair value on the warrant exercise date of April 1, 2022, with the change in estimated fair value during the period being recognized as a component of other income (expense), net in our statement of operations.

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

In January 2022, the Company entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC (“Eshelman Ventures”), a related party and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman. Pursuant to the Investment Agreement, Eshelman Ventures agreed to purchase pre-funded warrants (the "January 2022 Warrants") of up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of the Company’s common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  On the issuance date, the January 2022 Warrants were valued at the aggregate purchase price of $10 million and the Company received $9.9 million in net proceeds. As of March 31, 2022, the 4,545,455 January 2022 Warrants were exercisable upon shareholder approval, which was obtained on April 1, 2022; thereafter, the January 2022 Warrants were exercisable at any time until all of the January 2022 Warrants were exercised in full and have an exercise price of $0.0001.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

At March 31, 2022 and April 1, 2022 (the warrant exercise date), the Company estimated the fair values of the financial liability arising from the January 2022 Warrants using the following assumptions:

	March 31, 2022	April 1, 2022
Expected term (in years)	0.25	0.25
Expected volatility	112%	112%
Risk-free interest rate	1.46%	1.46%
Expected dividend yield	0.00%	0.00%
Fair value of common share	$1.93	$1.89
Exercise price	$0.0001	$0.0001

The following table provides a summary of changes in the estimated fair value of the Company’s warrant liability (in thousands):

January 2022 Warrants
Balance at January 1, 2022	$—
Issuance of warrants	10,000
Change in fair value	(1,228)
Balance at March 31, 2022	8,772
Change in fair value	(182)
Reclass to additional paid-in-capital upon exercise	(8,590)
Balance at September 30, 2022	$—

Fair Value Hierarchy Transfers

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended September 30, 2022 or December 31, 2021.

4. Collaboration and License Agreement

On November 6, 2020, the Company entered into the 3D Medicines Agreement, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in China, Taiwan, Hong Kong and Macau (the “Territory”).

Under the terms of the Agreement, the Company is eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million in clinical development, regulatory and commercial milestone payments and has been paid $27 million (inclusive of $15 million in milestone payments, $6 million of which was received in October 2022 and was recorded as an account receivable on the condensed consolidated balance sheet as of September 30, 2022). There can be no guarantee that any additional milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of the Stanford University based on certain amounts received from 3D Medicines under the Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date.

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

The estimated total transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company uses a discounted cash flow approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $27.0 million transaction price as such: $14.5 million to the research and development services performance obligation and $12.5 million to the license to intellectual property. Accordingly, the Company will recognize revenue related to the allocable research and development services obligation on a proportional performance basis as the underlying services are performed pursuant to the current development plan which is commensurate with the period and consistent with the pattern over which the Company’s research and development services obligation is satisfied. The Company will recognize the revenue related to the license to intellectual property at a point in time. This is due to the fact the license was determined to be a functional license due to current stage in development of batiraxcept. Batiraxcept has been developed, dosing levels have already been determined and the drug is currently in a Phase III clinical trial related to its PROC study. As of September 30, 2022, the Company assessed one of the clinical milestones for $6 million as being probable of being reached due to the enrollment of patients in the Company’s global phase PROC 3 clinical trial. That amount was recorded as an account receivable on the condensed consolidated balance sheet as of September 30, 2022 and was received in October 2022. No other clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.  The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $4.9 and $2.3 million related to the research and development services for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized in revenue $2.8 million and $4.2 million related to the intellectual property for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had a contract liability balance of approximately $6.4 million of which approximately $5.4 million is classified as current and approximately $1.0 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $3.1 million for the nine months ended September 30, 2022, related to the contract liability balance of $8.1 million as of December 31, 2021. As of September 30, 2022, the service period for the future research and development services is expected to occur over the next 1.5 years.

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

The Company’s rent expense including both short-term and variable lease components of $0.3 million associated with the facility leases was $1.4 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $2.2 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 7.63%, which approximates the Company’s incremental borrowing rate.

As of September 30, 2022, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2022 (3 months remaining)	$754
2023	3,039
2024	2,619
2025	116
2026	30
Total future minimum lease payments	6,558
Less: discount	(1,912)
Total lease liabilities	$4,646

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with a subtenant (the “Subtenant”) for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the nine months ended September 30, 2022. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $0.7 million and $2.1 million for the three months and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, cash received from the Subtenant was $0.7 million and $2.1 million, respectively, which amount was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of September 30, 2022, are as follows (in thousands):

Year Ending December 31,
2022 (3 months remaining)	$586
2023	2,372
2024	2,029
Total	$4,987

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of September 30, 2022.

7. Common Stock and Common Stock Warrants

The Amended and Restated Certificate of Incorporation, authorizes the Company to issue 100,000,000 shares of common stock as of September 30, 2022. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per common share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the three months ended March 31, 2022, the Company sold 54,763 of common stock that were registered under the Form S-3 pursuant to the terms of the Equity Distribution Agreement and received proceeds net of discounts and offering costs of $0.1 million under the Equity Distribution Agreement.  The Company did not sell any common stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended June 30, 2022 or September 30, 2022.

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

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors (the "Board") and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of September 30, 2022, the total number of shares of common stock available for issuance under the 2019 Plan was 635,008. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2022	2,439,253	$3.96
Options granted	2,813,641	1.63
Options cancelled	(643,879)	3.56
Options exercised	—	—
Balances, September 30, 2022	4,609,015	$2.60	7.2	$358
Outstanding and expected to vest as of September 30, 2022	4,238,168	$2.63	7.1	$358
Exercisable as of September 30, 2022	2,126,154	$3.09	4.6	$358

The intrinsic values of outstanding, expected-to-vest and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $0.8 million, and there were no stock options exercised during the nine months ended September 30, 2022.

Stock Options Granted to Employees

During each of the nine months ended September 30, 2022 and 2021, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $1.54 and $4.66 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of September 30, 2022, total unrecognized employee stock-based compensation related to stock options granted was $3.5 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	September 30,	September 30,
	2022	2021
Expected volatility	113.0%	114.4%
Risk-free interest rate	2.1%	0.7%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	5.9

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

Fair Value of Common Stock – The fair value of the underlying common stock is based upon quoted prices on Nasdaq.

9. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(15,663)	$(11,086)	$(47,197)	$(26,195)
Basic and diluted net loss per share	$(0.51)	$(0.53)	$(1.72)	$(1.33)
Weighted-average shares used to compute basic and diluted net loss per share	30,518	20,763	27,419	19,758

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three and nine months ended September 30, 2022 and 2021, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three and nine months ended September 30, 2022 and 2021 have been excluded from the computation of diluted shares outstanding:

	Nine Months Ended
	September 30,
	2022	2021
Options to purchase common stock	4,609,015	2,433,675
Common stock warrants	4,850,241	—

10. Balance Sheet Components

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2022	2021
Payroll and related	$ 1,699	$ 1,397
Preclinical and clinical	4,943	6,727
Sublease prepayment	233	227
Professional services	116	50
Other	266	15
Total	$ 7,257	$ 8,416

11. Subsequent Events

Milestone payment of $6 million from 3D Medicines

On October 6, 2022, the Company received a $6 million development milestone payment from its licensee, 3D Medicines Inc.  This amount was recorded as an account receivable on the condensed consolidated balance sheet as of September 30, 2022. This milestone is based on the initiation of the global Phase 3 PROC clinical trial in the Territory for the development of batiraxcept. The Company's collaboration and license agreement with 3D Medicines Inc. is for the development and commercialization of batiraxcept in oncology indications in the Territory.

Private placement equity financing

On October 27, 2022, the Company closed on definitive agreements with new biotechnology investors, existing investors, Company management and certain Company Directors for the issuance and sale of an aggregate of 45,178,811 shares of its common stock (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 45,178,811 shares of common stock and/or pre-funded warrants in a private placement offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per pre-funded warrant and accompanying warrant). Fifty percent of the warrants have an exercise price of $0.7949 per share and will expire on the date that is the later of: (i) 15 months from the date an increase in the number of authorized shares of common stock is effected, or (ii) one month after the public announcement of the topline Phase 3 platinum-resistant ovarian cancer ("PROC") data. The remaining 50% of the warrants will have an exercise price of $0.7949 per share and will expire 30 months from the date an increase in the number of authorized shares of common stock is effected. All of the warrants other than the pre-funded warrants are exercisable for cash only. The gross proceeds were approximately $41.5 million before deducting placement agent fees and other expenses and will be used to fund the Company's clinical development programs.

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

In November 2020, we entered into the 3D Medicines Agreement, whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in the Territory.

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

In October 2022, we received a $6 million development milestone payment from 3D Medicines based on the initiation of the global Phase 3 platinum resistant ovarian cancer ("PROC") clinical trial in the Territory for the development of batiraxcept.

As we advance our clinical programs, we are in close contact with our clinical research organizations ("CROs") and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs as well as the impact of the invasion and military attacks on Ukraine. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak or the military situation in Ukraine expands into other countries where we have or plan to conduct clinical trials. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.  Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and nine months ended September 30, 2022 and 2021.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. and its subsidiaries, including Aravive Biologics.

Clinical Developments During the Quarter

The P3 Platinum Resistant Ovarian Cancer (PROC) Trial Remains On Track

The registration-directed Phase 3 program of batiraxcept in combination with paclitaxel in PROC remains on track to complete enrollment around year-end 2022. We expect to report topline data from the trial by mid-2023. CMC work remains on track with the goal of filing a BLA by year-end 2023. The global, randomized, double-blind, placebo-controlled Phase 3 trial is evaluating efficacy and tolerability of batiraxcept at a dose of 15 mg/kg in combination with paclitaxel versus placebo in combination with paclitaxel. The trial aims to enroll 350 patients with platinum resistant, high-grade serous ovarian cancer who have received 1-4 prior lines of therapy.

Updated Clear Cell Renal Cell Cancer Data (ccRCC) Continues to Be Encouraging

As of August 8, 2022, 26 previously treated (2L+) patients with ccRCC have been treated with batiraxcept in the Phase 1b portion of a P1b/2 trial at doses of 15 mg/kg (n=16) and 20 mg/kg (n=10), plus cabozantinib 60 mg daily. There were no dose limiting toxicities observed at either dose. The best overall response rate (ORR, confirmed) in the ITT population was 42%. One of the objectives of the ongoing Phase 1b/2 ccRCC trial is to evaluate the correlation of baseline serum soluble AXL (sAXL)/GAS6 (biomarker) with radiographic response in patients with ccRCC treated with batiraxcept plus cabozantinib. The best ORR in the biomarker high population was 55%. The 9-month progression-free survival (PFS) rate was 65% in the ITT population and 72% in the biomarker high population. We have discussed a registrational path with the US FDA that includes use of the sAXL/Gas6 ratio as a basis for an accelerated approval.

We expect to report additional data from the P1b portion and preliminary data from the P2 portion of the ccRCC trial mid-2023.

Expansion of Phase 1b Pancreatic Adenocarcinoma Study

As of September 20, 2022, 18 patients with pancreatic adenocarcinoma (“PDAC”) had been treated with 15 mg/kg (Days 1 & 15) + nab-paclitaxel (125 mg/m2 on Days 1, 8, & 15) and gemcitabine (1000 mg/m2 on Days 1, 8, & 15) and have pharmacokinetic data. As has been seen for other Phase 1b cancer studies with batiraxcept, there is a relationship between batiraxcept exposures and clinical activity such that 5 out of the 9 patients in the PDAC study whose batiraxcept levels exceeded the minimum efficacious concentration (MEC) of batiraxcept had a response vs 1 out of 9 patients in the low MEC group. Similarly, the mPFS in the high MEC group was 5.6 months (95% CI 2.1, not evaluable) vs 2.7 months (95% CI 1.1, 5.4) in the low MEC group. In May 2022, we had reported that batiraxcept in combination with gemcitabine and nab-paclitaxel was generally well-tolerated with no unexpected safety signals. Based on these data, we intend to dose an additional 6-18 patients at higher doses (20mg/kg and potentially 25mg/kg) to see if higher doses will increase the proportion of patients who will achieve high MEC of batiraxcept and increase the clinical activity of batiraxcept in combination with gemcitabine + nab-paclitaxel.

Recent Financial Developments

In January 2022, we entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC  and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman, Eshelman Ventures, agreed to purchase pre-funded warrants of up to 4,545,455 shares of  our common stock, par value $0.0001 per share (“Warrant Shares”), at a price of $2.20 per share, which was the consolidated closing bid price of our common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  The closing of the transaction occurred on January 5, 2022. Pursuant to the terms of the Investment Agreement, we were required to file a registration statement registering the shares of common stock underlying the pre-funded warrant.  The registration statement was filed on January 5, 2022 and declared effective by the SEC on January 18, 2022. The pre-funded warrants issued to Eshelman Ventures, LLC were exercisable upon the approval by our stockholders of the exercise, which approval was obtained on April 1, 2022, at which time the pre-funded warrants were exercised in full.

On March 31, 2022, we closed a registered direct offering of our common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC, pursuant to which we issued 3,185,216 shares of common stock, 1,665,025 pre-funded warrants (the “March Pre-Funded Warrants”) and common stock warrants (the “Common Stock Warrants”) to purchase up to 4,850,241 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC.  The purchase price per March Pre-Funded Warrant and accompanying Common Stock Warrant was $2.004 for the institutional investor.  The net proceeds from the offering were $9.3 million, after deducting underwriting discounts, commission and offering expenses.  The Common Stock Warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and will have an exercise price of $1.88 per share. The Common Stock Warrants issued to Eshelman Ventures, LLC will be exercisable upon the approval by our stockholders of the exercise of previously issued securities, which approval was obtained on April 1, 2022, will expire five years following the exercise date and will have an exercise price of $2.20 per share. We could receive additional gross proceeds of $9.4 million, if the Common Stock Warrants are fully exercised.  The 1,665,025 Pre-Funded Warrants were exercised on June 6, 2022.

On October 27, 2022, we closed on definitive agreements with new biotechnology investors, existing investors, our management and certain of our directors for the issuance and sale of an aggregate of 45,178,811 shares of our common stock, or pre-funded warrants in lieu thereof (the “October Pre-Funded Warrants” and together with the March Pre-Funded Warrants, the “Pre-Funded Warrants”) and warrants (the “October Warrants” and together with the March Common Warrant, the “Warrants”) to purchase up to an aggregate of 45,178,811 shares of common stock or pre-funded warrants in a private placement offering (the “Private Placement”) priced at-the-market under Nasdaq rules. The purchase price per share and accompanying warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per pre-funded warrant and accompanying October Warrant). Fifty percent of the warrants have an exercise price of $0.7949 per share and will expire on the date that is the later of: (i) 15 months from the date an increase in the number of authorized shares of common stock is effected, or (ii) one month after the public announcement of the topline Phase 3 platinum-resistant ovarian cancer (“PROC”) data. The remaining 50% of the warrants have an exercise price of $0.7949 per share and will expire 30 months from the date an increase in the number of authorized shares of common stock is effected. All of the October Warrants other than the October Pre-funded warrants are exercisable for cash only. The gross proceeds were approximately $41.5 million before deducting placement agent fees and other expenses and will be used to fund our clinical development programs.

Financial Overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three and nine months ended September 30, 2022, we generated approximately $5.0 million and $7.7 million in collaboration revenue, respectively, from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time it is probable the milestone will be met and a portion of the milestone that is deferred and recognized over the PROC trial period.

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

Critical Accounting Estimates

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

Collaboration Revenue

We enter into out-license and collaboration agreements under which we license certain rights to our product candidate to third parties and which to date are within the scope of ASC 606. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; and royalties on net sales of licensed products. Each of these payments may result in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

Our estimates of preclinical and clinical trial expenses are based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
	2022	2021	(Decrease)		2022	2021	(Decrease)
Revenue:
Collaboration revenue	$4,956	$2,412	$2,544	105%	$7,663	$6,457	$1,206	19%
Operating expenses:
Research and development	18,668	11,343	7,325	65%	48,985	25,347	23,638	93%
General and administrative	2,836	2,643	193	7%	9,651	8,102	1,549	19%
Total operating expenses	21,504	13,986	7,518	54%	58,636	33,449	25,187	75%
Loss from operations	(16,548)	(11,574)	4,974	43%	(50,973)	(26,992)	23,981	89%
Other income, net	885	488	397	81%	3,776	797	2,979	374%
Net loss	$(15,663)	$(11,086)	$4,577	41%	$(47,197)	$(26,195)	$21,002	80%

Collaboration Revenue

In November 2020, we entered into the 3D Medicines Agreement. Collaboration revenue for the three months and nine months ended September 30, 2022 was $5.0 million and $7.7 million, respectively, compared to collaboration revenue for the three and nine months ended September 30, 2021 of $2.4 million and $6.5 million, respectively.  The increase in revenue was driven primarily by the achievement of the development milestone from our licensee, 3D Medicines, Inc., related to our collaboration and license agreement with 3D Medicines, Inc. for the development and commercialization of batiraxcept in oncology indications in Greater China.  The milestone was achieved based on the initiation of the global Phase 3 PROC clinical trial in the Territory for the development of batiraxcept.

Research and Development Expense

Research and development expense increased by $7.3 million, or 65%, to $18.7 million in the three months ended September 30, 2022, from $11.3 million for the same period in 2021. The increase was primarily due to the continued progress of our clinical programs, including our Phase 3 trial of batiraxcept in PROC, our Phase 1b/2 trial of batiraxcept in ccRCC, and our Phase 1b trial of batiraxcept in pancreatic cancer.  Research and development expense increased by $23.6 million, or 93%, to $49.0 million in the nine months ended September 30, 2022, from $25.3 million for same period in 2021. The advancement of our Phase 3 trial of batiraxcept in PROC is the most significant driver to the increase in expense during the three and nine months ended September 30, 2022 when compared to the same periods in 2021. There were also increased manufacturing activities during 2022 due to our ongoing Phase 3 PROC trial.

General and Administrative Expense

General and administrative expense increased by $0.2 million, or 7%, to $2.8 million in the three months ended September 30, 2022 from $2.6 million for the same period in 2021. General and administrative expense increased by $1.5 million, or 19%, to $9.7 million in the nine months ended September 30, 2022, from $8.1 million for the same period in 2021. The increases during the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily driven by higher stock-based compensation expense, increased rent expense, increased consulting fees, and severance expense.

Other Income, Net

Total other income increased by $0.4 million, or 81%, to $0.9 million in the three months ended September 30, 2022 from $0.5 million from the same period in 2021. This increase was driven primarily by sublease income received from our current Subtenant for the entire quarter in 2022, as compared to a partial quarter in 2021. Other income increased by $3.0 million, or 374%, to $3.8 million in the nine months ended September 30, 2022 from $0.8 million from the same period in 2021. This increase was driven primarily by the fair value adjustments related to our warrant liability totaling $1.4 million, and the sublease income received from our Subtenant. The warrant liability did not exist for the three and nine month periods ended September 30, 2021.

Liquidity and Capital Resources

Since our inception and through September 30, 2022, we have financed our operations through private placements of our equity securities, public offerings of our equity securities, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as payments received from license agreements. As of September 30, 2022, we had an accumulated deficit of approximately $587.0 million, primarily as a result of research and development and general and administrative expenses, and working capital of approximately $14.1 million. As of September 30, 2022, we had cash and cash equivalents of approximately $27.9 million, a majority of which is invested in money market funds at several highly rated financial institutions. Subsequent to the quarter, we received a $6 million milestone payment from our licensee, 3D Medicines, Inc. (recorded as an account receivable on the consolidated balance sheet as of September 30, 2022), and raised approximately $41.5 million in gross proceeds from a private placement offering.

During 2020 and 2021, our primary sources of funding have been grant revenue from our CPRIT Grant, collaboration revenue from 3D Medicines and proceeds from the sale of our common stock and other securities. In March 2020, we received approximately $1.6 million of additional funding from our CPRIT Grant related to a receivable balance recorded as of December 31, 2019. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement with them. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Piper Sandler and Cantor Fitzgerald to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement.  On January 5, 2022, we received approximately $9.9 million in net proceeds from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock. In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 March Pre-Funded Warrants and March Common Stock Warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering. During the nine months ended September 30, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement. In October 2022, we received approximately $41.5 million in gross proceeds from a private placement offering from new biotechnology investors, existing investors, our management and certain of our Directors for the issuance and sale of an aggregate of 45,178,811 shares of our common stock (or October Pre-Funded Warrants in lieu thereof) and October Common Warrants to purchase up to an aggregate of 45,178,811 shares of common stock in a private placement offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying October Common Warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per October Pre-Funded Warrant and accompanying October Common Warrant).

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

As of September 30, 2022, we had cash and cash equivalents of approximately $27.9 million. Subsequent to the quarter, we received a $6 million milestone payment from our licensee, 3D Medicines, Inc. (recorded as an account receivable on the consolidated balance sheet as of September 30, 2022), and raised approximately $41.5 million in gross proceeds from a private placement offering. We believe that our existing cash and cash equivalents will be sufficient to sustain operations beyond our PROC Phase 3 top line results and into the fourth quarter of 2023 and that we will need to obtain additional financing in order to advance our clinical development program to later stages of development, build out our pipeline and fund operations beyond the fourth quarter of 2023. We intend to provide financing for the foregoing by seeking funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to complete clinical trials and pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(50,843)	$(23,834)
Financing activities	19,320	30,804
Net increase (decrease) in cash and cash equivalents	$(31,523)	$6,970

Cash Used in Operating Activities

Net cash used in operating activities was $50.8 million and $23.8 million during the nine months ended September 30, 2022 and 2021, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities for the nine months ended September 30, 2022 increased compared to the same period in 2021 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our new third oncology indication, pancreatic adenocarcinoma.

Cash Provided by Financing Activities

Net cash provided by financing activities was $19.3 million during the nine months ended September 30, 2022. Financing activities related to the nine months ended September 30, 2022 included a registered direct offering of our securities with proceeds of $9.3 million, issuance of Pre-Funded Warrants with proceeds of $9.9 million, along with at the market offering proceeds of $0.1 million. Net cash provided by financing activities was $30.8 million during the nine months ended September 30, 2021.  Financing activities during the nine months ended September 30, 2021 included $20.9 million in net proceeds from the issuance and sale of shares of our common stock to Eshelman Ventures and $9.6 million in net proceeds from the issuance and sales of our common stock pursuant to the Equity Distribution Agreement.

Contractual Obligations and Commitments

During the nine months ended September 30, 2022, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2022, the Company replaced its existing enterprise resource planning (“ERP”) with a new system. Throughout the system implementation the Company considered system impact on internal controls and procedures and concluded that the implementation resulted in no material changes in our internal controls over financial reporting.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of approximately $587.0 million.

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

Our consolidated unaudited financial statements as of September 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At September 30, 2022, we had an accumulated deficit of $587.0 million and working capital of $14.1 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of September 30, 2022, we had a cash and cash equivalents balance of approximately $27.9 million consisting of cash and investments in highly liquid U.S. money market funds. Subsequent to the quarter, we received a $6 million milestone payment from our licensee, 3D Medicines, Inc. (recorded as an account receivable on the consolidated balance sheet as of September 30, 2022), and raised approximately $41.5 million in gross proceeds from a private placement offering. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the fourth quarter of 2023 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. As of September 30, 2022, we had approximately $27.9 million in cash and cash equivalents. Subsequent to the quarter, we received a $6 million milestone payment from our licensee, 3D Medicines, Inc. (recorded as an account receivable on the consolidated balance sheet as of September 30, 2022), and raised approximately $41.5 million in gross proceeds from a private placement offering. We believe that our existing cash and cash equivalents will be sufficient to fund our current planned operations into the fourth quarter of 2023 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

As we advance our clinical programs, we are in close contact with our clinical research organizations ("CROs") and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs as well as the impact of the invasion and military attacks on Ukraine. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak or the military situation in Ukraine expands into other countries where we have or plan to conduct clinical trials. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.  Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

Risks Related to the Ownership of Our Common Stock

We may not have an adequate number of authorized shares of common stock that are unissued and available for issuance to enable us to deliver shares of common stock upon exercise of outstanding Pre-Funded Warrants and Warrants, complete future equity financing transactions or increase our equity incentive plans, which may adversely affect our ability to grow and develop the Company and to attract key personnel.

We are currently authorized to issue 100,000,000 shares of common stock, of which 59,826,881 shares were issued and outstanding on November 4, 2022. We have reserved for issuance an aggregate of 15,870,199 shares of common stock issuable upon the exercise of the Pre-Funded Warrants issued in the Private Placement, outstanding warrants from our registered direct offering of 4,850,241 and have reserved 635,008 shares of common stock for the issuance of stock options under our equity incentive plans. In addition, we have issued Warrants in the Private Placement to purchase up to an aggregate of 45,178,811 shares of our common stock. As a result, we do not currently have sufficient authorized and unissued and otherwise unreserved shares of our common stock for the purpose of issuing all of the shares of common stock issuable upon the exercise of Warrants. Accordingly, we agreed, as soon as practicable after the closing date of the Private Placement, but in any event, no later than 120 days (or 150 days if the proxy statement is reviewed by the SEC) following the closing date, to hold a meeting of our stockholders for the approval of an increase in the number of authorized shares of our common stock in an amount not less than the maximum amount of shares of common stock issuable upon exercise of the Warrants without giving effect to any limitation on exercise set forth therein.

As a result of our limited number of our authorized and unissued shares of common stock that are not subject to reservation for issuance of warrants, options or other exercisable securities, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions we may seek to undertake. In addition, we may have insufficient shares of common stock to ask stockholders to increase shares available under equity incentive plans for employees or other service providers, even if such increase is otherwise advisable and in our best interests. We plan to seek approval after the filing of this Quarterly Report on Form 10-Q from our stockholders to effectuate the increase in the number of our authorized shares of common stock from 100,000,000 to 250,000,000. Although we received irrevocable proxies from the investors in the Private Placement, our other stockholders may not be willing to approve such an increase in authorized shares. Until we effectively increase the number of authorized shares available for issuance, we may not be able to raise additional capital or increase shares in our equity incentive plans, which may materially and adversely affect our ability to grow and develop the Company or to attract and retain personnel critical for the execution of our business plans.

In addition, if we do not increase our authorized number of shares of common stock within a certain time period, the holders of the October Pre-Funded Warrants and October Warrants will have the right, at their option, to require us to repurchase such warrants at a designated price.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2021 through December 31, 2021 the reported sale price of our common stock has fluctuated between $2.19 and $9.24 per share. From January 1, 2022 through September 30, 2022 the reported closing price of our common stock has fluctuated between $0.61 and $2.75 per share. In addition, the ongoing COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of November 4, 2022, our executive officers, directors and entities under their control in the aggregate, beneficially owned shares representing approximately 47.2% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 43.5% of our common stock. As a result, Dr. Eshelman acting on his own, would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Risks Related to the Ownership of the Warrants

There is no public market for the Pre-Funded Warrants and Common Warrants we have issued.

There is no established public trading market for the Pre-Funded Warrants or any of the Common Warrants that we have issued, and we do not expect a market to develop. In addition, we do not intend to apply to list any of the warrants on any securities exchange or nationally recognized trading system, including Nasdaq. Without an active market, the liquidity of the Pre-Funded Warrants or any of the Common Warrants will be limited.

The Common Warrants we have issued are speculative in nature.

Holders of the Common Warrants that are outstanding may exercise their right to acquire our common stock (and in the case of the October Common Warrants, common stock or pre-funded warrants) and pay the applicable exercise price . There can be no assurance that the market price of our common stock will ever equal or exceed the applicable exercise price of the Warrants, and consequently, whether it will ever be profitable for holders of the Warrants to exercise the Warrants.

Except as otherwise provided in the warrants, holders of outstanding warrants will have no rights as stockholders of common stock until such holders exercise their and warrants and acquire our common stock.

Our outstanding warrants do not confer any rights of common stock ownership on their holders, such as voting rights, but rather merely represent the right to acquire shares of our common stock at a fixed price and for a limited period of time. Specifically, a holder of a warrant may exercise the right to acquire a share of common stock and pay the applicable exercise price prior to the expiration date, upon which date any unexercised warrants will expire and have no further value.

We may not receive any additional funds upon the exercise of the warrants.

The Warrants that we issued in March 2022 provide that if we do not maintain a current and effective prospectus relating to the common shares issuable upon exercise of the Warrants,  it may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Warrants. Accordingly, we may not receive any additional funds upon the exercise of the Warrants.

Provisions of the Warrants could result in a cash payment in the event of a fundamental transaction.

Certain provisions of the warrants issued by us could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. Further, the Warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such Warrants will have the right, at their option, to require us to repurchase such warrants at a designated price. In addition, if we do not increase our authorized number of shares of common stock within a certain time period, the holders of the October Pre-Funded Warrants and October Warrants will have the right, at their option, to require us to repurchase such warrants at a designated price.

Investors may experience future dilution as a result of future equity of offerings or other equity issuances.

To raise additional capital, we may in the future offer additional shares of our common stock, preferred stock or other securities convertible into or exchangeable for our common stock. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share that they may have paid for the shares of our common stock. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share that such investors have paid for the shares of our common stock. Furthermore, sales of a substantial number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock. Following the Authorized Share Increase Date and our filing of a resale registration statement registering their resale under the Securities Act, the shares of common stock issued as well as the shares of common stock issuable upon exercise of the October Pre-Funded Warrants or the October Warrants, as applicable, issued in the Private Placement will be freely tradable without restriction under the Securities Act except for any shares held at any time by any of our “affiliates,” as that term is defined under Rule 144 promulgated under the Securities Act. Future sales of our common stock in the public

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014
3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017
3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018
3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019
10.1#	Offer Letter dated June 13, 2022 by and between Aravive, Inc. and Robert Geller	8-K	001-36361	10-1	07/05/2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

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

ARAVIVE, INC.
(Registrant)

Date: November 10, 2022	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: November 10, 2022	By:/s/ Rudy Howard
Rudy Howard Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)