Form 10-K
period 2022-12-31
Aravive, Inc.
filed 2023-03-15
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36361

Aravive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4106690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $19,068,322.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2023 was 59,844,850.

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

Risks Related to Our Financial Position And Capital Requirements

•	We have a limited operating history and have incurred significant losses since inception. We have only one product candidate, batiraxcept, and no commercial sales.
•	We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•	There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
•	We will need additional funds to support our operations and such funding may not be available to us at all or on acceptable terms.
•	Raising additional funds by issuing securities may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require it to relinquish proprietary rights.
•	Our operating results may fluctuate significantly, making our operations difficult to predict.

Risks Related To Our Business

•

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

•	Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.
•	Our reliance on government funding may impose requirements that limit our ability to take certain actions and subject us to potential financial penalties.
•	If the agreements underlying the license on which we rely were terminated, or if other rights that may be necessary for commercialization of our intended products cannot be obtained, we would be materially adversely affected.
•	If we fail to comply with our obligations in our intellectual property licenses, we could lose important license rights.
•	We depend on collaborations with third parties for the development and commercialization of some of our product candidates.
•	We rely extensively on our information technology systems and are vulnerable to damage and interruption.
•	We may face particular data protection, data security and privacy risks in connection with privacy regulations.
•	Any failure to maintain the security of information could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
•	We currently have only one product candidate, batiraxcept, in clinical development.
•	We are dependent on our ability to successfully advance batiraxcept through the various stages of clinical development.
•	We have limited experience conducting clinical trials.
•	If the actual or perceived therapeutic benefits, or the safety or tolerability profile of batiraxcept, is not equal to or superior to other competing treatments, we may terminate the development of batiraxcept.
•	Any problems obtaining the standard of care drugs used in our clinical trials could result in a trial delay or interruption.
•	If batiraxcept, requires or would commercially benefit from a companion diagnostic, and if we are unable to obtain regulatory clearance or approval for such a companion diagnostic test we may not realize the full commercial potential of batiraxcept.
•	If batiraxcept has undesirable side effects, it may preclude or delay its development.
•	If our trials do not show an increase in efficacy or an acceptable adverse event profile, development may be terminated.
•	We rely upon one third party to manufacture our drug substance.
•	We may be unable to manufacture our product candidate in sufficient quantities for commercialization.
•	Changes to our third-party contract manufacturer could adversely impact our timelines and costs.
•	We rely on third parties as vendors, manufacturers and for various services, over which we have no control.
•	If the third parties perform in an unsatisfactory manner, it may harm our business.
•	We may not be able to retain key personnel or attract, retain and motivate qualified personnel.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

•	If the results from preclinical studies or clinical trials of our product candidate are unfavorable, further development or commercialization of the product candidate could be terminated or delayed.
•	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
•	Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
•	If we are unable to obtain regulatory approval as planned, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.
•	Fast Track designation for our product candidates may not lead to a faster development, regulatory review or approval process.
•	It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates.
•	We face significant competition from other biotechnology and pharmaceutical companies.
•	Batiraxcept may cause adverse effects or have other properties that could delay or prevent our regulatory approval or limit the scope of any approved label or market acceptance.
•	Improper activities by our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors could have an adverse effect on our results of operations.
•	If we are not able to obtain, or are delayed in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing batiraxcept, and we may never obtain approval for or commercialize batiraxcept.
•	Even if we obtain regulatory approval, we, may face future development and regulatory difficulties.
•	Our product candidate may not receive market acceptance by physicians, patients, third-party payors or others.
•	Any failures to comply with healthcare regulatory laws could negatively impact our business.
•	We are subject to product liability risks which could result in lawsuits that may require us to incur substantial liabilities.
•	We will need to establish sales, marketing and distribution.
•	Obtaining approval to commercialize batiraxcept outside of the United States will subject us to a variety of risks.
•	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and maintain patent protection for batiraxcept, or the scope of any patent protection we do obtain may be insufficient.
•	We may be involved in lawsuits to protect or enforce the patents upon which we rely.
•	Changes in U.S. patent law could diminish the value of patents and impair our ability to protect our product candidate.
•	If a third party claims we are infringing on their intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing batiraxcept.
•	We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
•	We are subject to the possibility that a competitor will discover our trade secrets and that they will be misappropriated or disclosed.
•	Our patent protection could be reduced or eliminated for non-compliance with various governmental requirements.
•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to the Ownership of Our Common Stock

•	Our failure to meet the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.
•	Our stock price is volatile and may be volatile in the future.
•	Our executive officers, directors, entities under their control and principal stockholders can exert significant influence on all matters submitted to stockholders for approval due to their share ownership.
•	We incur significant costs as a result of operating as a public company.
•	We are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies which may make our stock less attractive to investors.
•	An active trading market for our common stock may not be maintained.
•	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
•	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
•	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders.
•	Our employment arrangements with our executive officers may require us under certain circumstances to pay severance benefits.
•	We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

In our completed Phase 1 clinical trial in healthy volunteers with batiraxcept, we have demonstrated proof of mechanism for batiraxcept in neutralizing GAS6. Importantly, batiraxcept had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In August 2018, the U.S Food and Drug Administration (the “FDA”) designated as a Fast Track development program the investigation of batiraxcept, for platinum-resistant recurrent ovarian cancer (“PROC”).

In December 2018, we initiated our Phase 1b clinical trial of batiraxcept combined with standard of care therapies in patients with PROC, for which we reported results in July 2020.

In April 2020, we entered into a license and collaboration agreement with WuXi Biologics (Hong Kong) Limited (“WuXi”), the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as connective tissue growth factor (“CTGF”), implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. However, in August 2022, we temporarily halted work on the CTGF program with WuXi in an effort to focus all our resources on ongoing clinical programs.

In November 2020, we entered into the collaboration and license agreement with 3D Medicines Inc. (the “3D Medicines Agreement”), whereby we granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in China, Taiwan, Hong Kong and Macau (the “Territory”).

During the fourth quarter of 2020, we initiated our Phase 1b portion of the Phase 1b/2 trial of batiraxcept in clear cell renal cell carcinoma (“ccRCC”) and we dosed our first patient in the trial in March 2021.

During the first quarter 2021, we initiated our registrational Phase 3 trial of batiraxcept in PROC and we dosed our first patient in the trial in April 2021.This global, randomized, double-blind, placebo-controlled trial is designed to evaluate efficacy and safety of batiraxcept at a dose of 15 mg/kg in combination with paclitaxel (“PAC”) versus PAC alone.

In May 2021, we announced expansion of batiraxcept development programs into first line pancreatic ductal adenocarcinoma (“PDAC”) with the goal of initiating the trial by end of 2021. We dosed our first patient in August 2021.

In June 2021, we announced initial safety, pharmacokinetic (“PK”), and pharmacodynamic (“PD”) results from the batiraxcept Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC.

In October 2021, the EMA granted orphan drug designation for batiraxcept for the treatment of PROC, following a recommendation from the Committee for Orphan Medicinal Products.

In November 2021, we announced preliminary data from our Phase 1b trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.

In January 2022, we announced that we had dosed the first patient in the Phase 2 portion of the Phase 1b/2 study of batiraxcept in combination with cabozantinib for treatment of ccRCC.

In March 2022, we announced updated data and new biomarker data from our Phase 1b trial of batiraxcept in ccRCC.

In May 2022, we provided updated data and information at our Key Opinion Leader symposium.

In October 2022, we received a $6 million development milestone payment from 3D Medicines based on the initiation of the global Phase 3 PROC clinical trial in their Territory.

In November 2022, the FDA designated as a Fast Track development program the investigation of batiraxcept for treatment of patients with advanced or metastatic ccRCC who have progressed after 1 or 2 prior lines of systemic therapy that include both immuno-oncology (“IO”)-based and vascular endothelial growth factor tyrosine kinase inhibitor (“VEGF-TKI”)-based therapies (either in combination or sequentially).

In January 2023, we announced complete enrollment in the global Phase 3 PROC clinical trial.

In February 2023, we presented updated Phase 1b/2 ccRCC data at the 2023 American Society of Clinical Oncology (ASCO) Genitourinary (GU) Cancers Symposium, taking place February 16-18, 2023 in San Francisco and virtually.

In February 2023, we announced that the FDA granted orphan drug designation to batiraxcept for the treatment of PDAC.

Aravive Pipeline

* Specifically, in ccRCC patients who have progressed after 1 or 2 prior lines of systemic therapy that include both immuno-oncology (IO)-based and vascular endothelial growth factor tyrosine kinase inhibitor (VEGF-TKI)-based therapies (either in combination or sequentially)

First Oncology Indication - Ovarian Cancer and Current Market Opportunity

The decision to select high grade platinum-resistant recurrent ovarian cancer ("PROC") as our first indication was based upon the preclinical data that we generated with batiraxcept in PROC, the fact that high grade serous ovarian cancer tumors are highly AXL positive and the high unmet medical need for effective therapies to treat PROC. In August 2018, the FDA granted Fast Track Designation to batiraxcept for PROC.

Ovarian cancer ranks fifth in cancer deaths among women in the U.S., accounting for more deaths than any other cancer of the female reproductive system.  According to the American Cancer Society, it is estimated that in 2023 there will be approximately 19,710 new cases of ovarian cancer diagnosed in the United States and approximately 13,270 ovarian cancer deaths in the United States. A woman’s risk of getting ovarian cancer during her lifetime is about 1 in 78. Her lifetime chance of dying from ovarian cancer is about 1 in 108.  Due to the nonspecific nature of disease symptoms, currently approximately 70% of ovarian cancer patients are diagnosed with advanced-stage disease, at which point their prognosis is poor. Improving the ability to detect ovarian cancer early is a research priority, given that women diagnosed with localized-stage disease have more than a 90% five-year survival rate.

Decision Resources Group, LLC ("DRG") in its January 2021 Key Findings in Ovarian Cancer, Disease Landscape and Forecast Report estimates the total ovarian cancer market to grow in the major markets (United States, France, Germany, Italy, Spain, the United Kingdom and Japan) at an annual rate of 12.5% from nearly $3 billion in 2019 to nearly $10 billion in 2029.

Treatment of PROC patients (patients whose disease progresses within 6 months of their last platinum-based therapy) on their second- and third-line of therapy consists of a nonplatinum monotherapy as sequential single-agent salvage chemotherapy has been shown to be superior to multiagent chemotherapy in this setting (DRG- December 2019 Ovarian Cancer Disease Landscape and Forecast). Widely used single-agent therapies in this population include gemcitabine, pegylated-liposomal doxorubicin, topotecan, and PAC with or without bevacizumab or Avastin. The median progression free survival (“PFS”) rate for patients given standard of care (PAC or doxil/pegylated liposomal doxorubicin (“PLD”)) to treat platinum-resistant recurrent ovarian cancer is 3-4 months, with a median overall survival (“OS”) of 9-12 months (A. Davis et al. / Gynecologic Oncology 133 (2014) 624–631).  Adding bevacizumab to the chemotherapy resulted in a median PFS of 6.7 months (Pujade-Lauraine, et al., J Clin Oncol 32:1302-1308) but there was no OS benefit (Stockler MR, et al. J Clin Oncol. 2014 May 1;32(13):1309-16). In the United States, another treatment option in third-line platinum-resistant/refractory ovarian cancer are poly ADP ribose polymerase inhibitors ("PARPi") which are indicated as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) with advanced ovarian cancer who have been treated with two or more chemotherapies. There is no standard of care for patients with non-BRCA mutated/ HR proficient ovarian cancer in the fourth- and subsequent-line settings. The majority of these patients have become platinum-resistant and are typically managed with monotherapy chemotherapy treatments.

Data from the Phase 1a and 1b Clinical Trials of Batiraxcept

The safety of batiraxcept was studied in 84 subjects, including 31 healthy volunteers in a Phase 1a clinical trial and 53 PROC patients in a Phase 1b clinical trial (40 in 10 mg/kg cohort, 6 in 15 mg/kg cohort, and 7 in 20 mg/kg cohort).

In December 2018, following a normal healthy volunteer trial that identified a dose of 10mg/kg batiraxcept as sufficient to suppress serum GAS6 levels for a two-week period, we began treating patients in our Phase 1b clinical trial combining 10mg/kg (administered every 2 weeks) batiraxcept with standard-of-care therapies (specifically, PAC or PLD) in patients with PROC. The Phase 1b clinical trial was designed, in part, to confirm the dosing regimen predicated on the Phase 1 trial in healthy volunteers and to identify the dose to investigate in later stage trials. The primary objective of the Phase 1b clinical trial was to assess the safety and tolerability of batiraxcept in combination with PAC or PLD, and secondary objectives were to assess PK and PD (serum GAS6 and soluble AXL (“sAXL”) levels), efficacy, and potential immunogenicity of batiraxcept. Exploratory objectives included efficacy endpoints in biomarker (GAS6, AXL) defined populations based on expression of those biomarkers in serum and/or tumor tissue.

Safety Data: Batiraxcept has been generally well-tolerated with no dose-limiting toxicities or unexpected safety signals. There were no batiraxcept-related significant adverse events reported. There were two types of adverse events reported in the Phase 1b PROC trial that were considered related to batiraxcept, as determined by an independent medical monitor: infusion reactions and fatigue.  A premedication regimen was designed and implemented during the trial to manage potential infusion reactions.

Pharmacokinetics: Prior data analysis of 31 PROC patients from the 10 mg/kg cohort showed that blood trough levels of batiraxcept taken on Cycle 1 Day 15 ("C1D15") demonstrated statistically significant correlation with clinical activity, as patients who achieved minimal efficacious concentration (“MEC”) >13.8 mg/L demonstrated a greater likelihood of response and prolonged PFS. Updated modeling using actual data from all enrolled patients demonstrated that the 20 mg/kg dose is not predicted to improve PFS relative to the 15 mg/kg dose so the dose of 15 mg/kg was selected as the recommended Phase 2 dose or RP2D for batiraxcept.

Clinical Activity: While the Phase 1b clinical trial was a safety trial and not powered to demonstrate efficacy, the investigator-assessed best response according to RECIST V1.1 to batiraxcept across all cohorts supports promising clinical activity.  In September 2019, we presented data from the initial 12 patients of the Phase 1b clinical trial in a late breaking oral presentation at the European Society for Medical Oncology Congress in Barcelona and based upon our analysis of the data decided to study higher doses of the drug and expanded the Phase 1b trial to study 15 mg/kg and 20 mg/kg dose levels.

The Phase 1b study data are summarized as follows:

•	All doses of batiraxcept (10, 15 and 20mg/kg) were well-tolerated and the safety profile of the combination with PAC or PLD was consistent with the safety profile of PAC or PLD alone. Infusion reactions were noted, likely related to batiraxcept infusion and they were managed by a premedication regimen or by adjusting the infusion time, if necessary.

•

Batiraxcept plus PAC appeared to perform better than batiraxcept plus PLD based on response rates: across all cohorts, batiraxcept plus PAC data show an ORR of 35% (8/23, including 2 CRs) compared to ORR of 11% (3/28) in batiraxcept plus PLD.

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

•

Batiraxcept holds promise as treatment in combination with PAC for patients who have had multiple lines of therapy or who progressed in less than 3 months following their last platinum-containing regimen compared to published literature (Bruchim et al, European Journal of Obstetrics & Gynecology and Reproductive Biology 166 (2013) 94–98 and Kobayashi-Kato et al., Cancer Chemotherapy and Pharmacology (2019) 84:33-39 37).

•	Batiraxcept plus chemotherapy appeared to perform better in patients without previous exposure to bevacizumab.

o	In a subgroup analysis of patients who had not been previously exposed to bevacizumab in their prior lines of therapy, batiraxcept plus chemotherapy yielded an ORR of 60% (6/10 including 2 CR) when combined with PAC and an ORR of 19% (3/16) when combined with PLD. For reference, control arms of the third-party AURELIA trial of bevacizumab (NCT00976911) showed ORR of 30.2% (out of 55 patients total) with PAC alone and 7.8% (out of 64 patients total) with PLD alone.

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

•	Serum levels of sAXL/GAS6 ratio related to response to batiraxcept and may identify PROC patients more likely to respond to batiraxcept chemotherapy combinations.

o	In the entire Phase 1b cohort, patients with a high sAXL/GAS6 ratio had 33% ORR (11/33) versus 0% ORR (0/15) in patients with a low sAXL/GAS6 ratio.

o	This biomarker will be investigated to see if it can be validated for use to enrich the patient population likely to respond.

Clinical Activity Data for 10mg/kg and 15mg/kg Patients whose First Trough Level was Above the MEC of 13.8mg/L

PAC (N = 10)
Median PFS (months)	7.5
ORR	5 (50% [2 complete responses (20%])
Median Duration of Response ("DoR") among those who responded (months)	7.4
Median OS (months)	19.0

•

Batiraxcept treatment alone demonstrated an ability to maintain tumor response. Three patients during the Phase 1b clinical trial maintained their response for 3-6 months following discontinuation of chemotherapy and while remaining on batiraxcept treatment alone. The tumor in one patient in the 15mg/kg group had completely responded (CR) and tumors in the other 2 patients in the 10 mg/kg group had PR while remaining on batiraxcept treatment alone.

•	Two patients whose responses (CR and PR) were maintained on batiraxcept alone for at least 6 months following discontinuation of chemotherapy missed their next dose of batiraxcept (one because she was hospitalized with COVID and one because she wanted to take a vacation) and their tumors showed progression at the next visit. These data suggest the responses these patients experienced were likely attributable to batiraxcept.

Phase 3 Registrational Trial Design in PROC

On November 19, 2020, we announced that we had received guidance from the FDA on a registrational Phase 3 trial design for batiraxcept in PROC. The FDA feedback received was that this trial, if successful, could support full approval of batiraxcept for the treatment of PROC. No further preclinical or clinical pharmacology studies are required at this time. The global, randomized, double-blind, placebo-controlled trial is being conducted at approximately 155 sites in the U.S., Canada, China, and Europe and designed to evaluate efficacy and tolerability of batiraxcept at a dose of 15 mg/kg in combination with PAC in patients with high-grade serous ovarian cancer who have received one to four prior lines of therapy.  The pivotal Phase 3 trial initiated in April 2021 and achieved full enrollment of over 360 patients early January 2023. The primary endpoint for the trial is PFS, and secondary endpoints include OS, ORR based on RECIST 1.1, safety and tolerability, DoR, quality of life, clinical benefit rate, and PK and PD profile. Exploratory biomarkers include serum GAS6, serum sAXL and batiraxcept drug levels.

The registration-directed Phase 3 program of batiraxcept in combination with paclitaxel in PROC remains on track. We expect to report topline data from the trial by mid-2023 depending on the time the required number of PFS events occur for data analysis. Chemistry, manufacturing and control (“CMC”) work remains on track with the goal of submitting a Biologics License Application (“BLA”) by year-end 2023. The global, randomized, double-blind, placebo-controlled Phase 3 trial is evaluating efficacy and tolerability of batiraxcept at a dose of 15 mg/kg in combination with paclitaxel versus placebo in combination with paclitaxel.

Phase 3 batiraxcept -OC-004 Design

Second Oncology Indication - ccRCC

ccRCC and Current Market Opportunity

The decision to select ccRCC as our second indication was based upon the strong preclinical data that we generated with batiraxcept and the fact that AXL expression in primary tumors of ccRCC patients has been shown in third party studies as well as our own studies (Rankin et al, PNAS September 16, 2014 vol. 111 no. 37 13373–13378), to correlate with aggressive tumor behaviors.

Kidney cancer is a leading cause of cancer-related deaths in the United States and is among the 10 most common cancers in both men and women. Metastasis to distant organs including the lung, bone, liver and brain is the primary cause of death in kidney cancer patients as only 12% of metastatic kidney cancer patients will survive past 5 years. According to the American Cancer Society, it is estimated that there will be approximately 81,800 new cases of kidney cancer and 14,890 people will die from this disease in the United States during 2023.

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

Phase 1b/ 2 Clinical Trial

In February 2019, we announced our plans to develop batiraxcept in our second oncology indication, ccRCC. On January 13, 2020, we announced that we had received FDA clearance of our Investigational New Drug Application (“IND”) for investigation of batiraxcept, for treatment of patients with advanced or metastatic ccRCC who progressed with or were intolerant to front-line treatment.

Phase 1b/2 Trial Designed to Accelerate Development in ccRCC

The Phase 1b trial is evaluating batiraxcept at doses of 15 mg/kg and 20 mg/kg, plus cabozantinib 60 mg daily in previously treated (2L+) patients with ccRCC. Prior treatment with cabozantinib is not allowed. The primary objective is safety; secondary and exploratory objectives include identification of the recommended Phase 2 dose (“RP2D”), ORR, and DoR. Given baseline levels of serum sAXL/GAS6 correlated to clinical activity in our Phase 1b trial of batiraxcept in PROC, one of the objectives of the ccRCC trial is to correlate baseline sAXL/GAS6 with response in patients with ccRCC treated with batiraxcept plus cabozantinib. We dosed two cohorts of patients, one at the 15 mg/kg dose and the second at 20mg/kg dose. A review of the Phase 1b data demonstrates that 15mg/kg batiraxcept is an appropriate dose to suppress serum GAS6 levels in these patients being treated with cabozantinib and that 20mg/kg batiraxcept does not provide additional clinical activity beyond that seen with 15mg/kg batiraxcept, consistent with the modeling done using the Phase 1b PROC data.

In January 2022, we announced the first patient was dosed in the Phase 2 portion of the ccRCC trial. The Phase 2 portion of the Phase 1b/2 clinical trial of batiraxcept in ccRCC is an open-label study in which 55 patients are anticipated to enroll across three parts. Part A is expected to enroll approximately 25 patients and will investigate batiraxcept 15 mg/kg in combination with cabozantinib in 2L+ ccRCC patients. Part B is expected to enroll approximately 20 patients and evaluate batiraxcept 15 mg/kg in combination with standard of care nivolumab and cabozantinib in first-line ccRCC patients. Part C is expected to evaluate batiraxcept 15 mg/kg monotherapy in approximately 10 patients with ccRCC who are not eligible for curative intent therapies. The primary endpoint of each part of the Phase 2 portion of the trial is ORR and key secondary endpoints include DoR, PFS, and OS. The Phase 2 portion of the ccRCC clinical trial will also explore batiraxcept effects on biomarkers (sAXL and GAS6) in serum.

By August 8, 2022, 26 previously treated (2L+) patients with ccRCC had been treated with batiraxcept in the Phase 1b portion of the Phase 1b/2 trial at doses of 15 mg/kg (n=16) and 20 mg/kg (n=10), plus cabozantinib 60 mg daily. There were no dose limiting toxicities observed at either dose. The best overall response rate (ORR, confirmed) in the Intent to treat (“ITT”) population was 42%. One of the objectives of the ongoing Phase 1b/2 ccRCC trial is to evaluate the correlation of baseline serum sAXL/GAS6 (biomarker) with radiographic response in patients with ccRCC treated with batiraxcept plus cabozantinib. The best ORR in the biomarker high population was 55%. The 9-month progression-free survival (PFS) rate was 65% in the ITT population and 72% in the biomarker high population. We discussed a registrational path with the FDA that includes use of the sAXL/Gas6 ratio as a basis for a potential accelerated approval.

On November 29, 2022, we announced that the FDA has granted Fast Track Designation to batiraxcept, for treatment of patients with advanced or metastatic ccRCC who have progressed after 1 or 2 prior lines of systemic therapy that include both IO-based and VEGF-TKI-based therapies (either in combination or sequentially).

Fast Track is a process designed to facilitate the development and expedite the review of investigational drugs to treat serious conditions and fill an unmet medical need. Drugs that receive Fast Track designation may be eligible for more frequent communications and meetings with the FDA to discuss the drug's development plan, including the design of the proposed clinical trials, use of biomarkers and the extent of data needed to support approval. Drugs with Fast Track Designation may also qualify for accelerated and priority review of new drug applications if relevant criteria are met.

The Fast Track Designation was based on new data submitted to the agency from the Phase1b portion of the Phase 1b/2 ccRCC study (AVB500-RCC-003; NCT04300140) in September. As of September 26, 2022, 26 previously treated (second line or greater) patients with ccRCC have been treated with batiraxcept in the Phase 1b portion of a Phase 1b/2 trial at doses of 15 mg/kg (n=16) and 20 mg/kg (n=10), plus cabozantinib 60 mg daily. There were no dose limiting toxicities observed at either dose. Clinical data from this study demonstrate that batiraxcept has the potential to increase the clinical activity of cabozantinib in patients with metastatic ccRCC who have progressed following IO- and VEGF-TKI-based therapies (N=14 of the 26 patients) as the ORR was 57% and median PFS was 11.4 months in this population.

Anticipated Batiraxcept Phase 2/3 Trial Design in ccRCC

Based on data provided in the first quarter of 2022, the FDA recommended an integrated Phase 2/3 study with interim analyses to look at futility in the biomarker low population and ORR for potential accelerated approval with PFS endpoint for full approval. This study design provides an opportunity for both accelerated approval and confirmatory approval in one study and potentially increases the chance for success by allowing the final PFS analysis to be conducted in the ITT and the biomarker high population. Given the most recent data in September and fast-track designation, we plan to also analyze the patients with advanced or metastatic ccRCC who have progressed after both IO-based and VEGF-TKI-based therapies (either in combination or sequentially). The full protocol and statistical plan are in preparation for submission to the FDA.

We expect to report additional data from the Phase 1b portion and preliminary data from the Phase 2 portion of the ccRCC trial mid-2023.  We anticipate initiating the registrational Phase 2/3 trial in the second half of 2023.

Third Oncology Indication - PDAC

Phase 1b Design in 1L Pancreatic Adenocarcinoma

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

Pancreatic cancer is the third deadliest cancer in the US and has the highest mortality rate of all cancers, with a five-year survival rate of 11% (The Surveillance, Epidemiology, and End Results (SEER) Website)). Few patients are candidates for curative treatment, as the cancer has usually metastasized at the time of diagnosis. Chemotherapy has limited benefit, due to the dense dysplastic stroma impeding delivery and the rapid development of resistance. Immunotherapy also has a limited role as pancreatic cancer has a highly immunosuppressive microenvironment. (Nevala-Plagemann C, Hidalgo M, Garrido-Laguna I. From state-of-the-art treatments to novel therapies for advanced-stage pancreatic cancer. Nat Rev Clin Oncol. Feb 2020;17(2):108-123. doi:10.1038/s41571-019-0281-6).The American Cancer Society estimates 64,050 people will be diagnosed with pancreatic cancer and 50,550 people will die of pancreatic cancer in 2023. Per AACR, pancreatic cancer is projected to become the third leading cause of cancer death worldwide by 2025 and the second leading cause of cancer death in the U.S. by 2040(Rahib L, Wehner MR, Matrisian LM, Nead KT. Estimated Projection of US Cancer Incidence and Death to 2040. JAMA Netw Open. Apr 1 2021;4(4):e214708. doi:10.1001/jamanetworkopen.2021.4708).

Decision Resources Group, LLC in its December 2019 Pancreatic Cancer Disease Landscape and Forecast reports the first-line metastatic population is the largest drug-treatable population in pancreatic cancer. Correspondingly, the first-line metastatic population had the highest therapy sales ($901 million in 2018, with all but 62 million from the pancreatic exocrine tumor population), accounting for 53% of the total pancreatic cancer therapy market. By 2028, these sales are expected to fall short by more than $100 million ($764 million in 2028), mainly because most products prescribed for metastatic pancreatic adenocarcinoma in the first-line have become generically available and due to failures of several highly anticipated late-phase pipeline drugs.  However, there is a clear need for additional therapies and there is a clear trend developing towards a combinatorial approach as a substantial percentage of early-phase studies are being conducted with two or more investigational agents. The addressable population (i.e., eligible to receive gemcitabine + nab-paclitaxel as first-line treatment) across the US and 5 major EU regions is estimated to be approximately 38,000.

On August 9, 2021, we announced that we had dosed the first patient in the Phase 1b portion of our Phase 1b/2 of AVB-500 as a first-line therapy in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with advanced or metastatic pancreatic adenocarcinoma eligible to receive gemcitabine and nab-paclitaxel combination therapy. The Phase 1b portion of the clinical trial is evaluating safety, tolerability, PK, PD, and clinical activity in 21 patients dosed with 15 mg/kg of batiraxcept in combination with gemcitabine and nab-paclitaxel.

As of September 20, 2022, 18 patients with PDAC had been treated with 15 mg/kg (Days 1 & 15) + nab-paclitaxel (125 mg/m2 on Days 1, 8, & 15) and gemcitabine (1000 mg/m2 on Days 1, 8, & 15) and have PK data. As has been seen for other Phase 1b cancer studies with batiraxcept, there is a relationship between batiraxcept exposures and clinical activity such that 5 out of the 9 patients in the PDAC study whose batiraxcept levels exceeded the MEC of batiraxcept had a response vs 1 out of 9 patients in the below MEC group. Similarly, the mPFS in the above MEC group was 5.6 months (95% CI 2.1, not evaluable) vs 2.7 months (95% CI 1.1, 5.4) in the below MEC group. In May 2022, we had reported that batiraxcept in combination with gemcitabine and nab-paclitaxel was generally well-tolerated with no unexpected safety signals. Consistent with our other clinical trials, we noted a relationship between clinical activity and batiraxcept drug levels, however highly fibrotic tumors like PDAC may require higher batiraxcept concentrations than platinum-resistant ovarian cancer and clear cell renal cell cancer patients to reach the appropriate batiraxcept drug levels. Due to this characteristic of pancreatic cancer, we are testing higher doses of batiraxcept to see if we can increase the proportion of patients who benefit from the triplet regimen.

In February 2023, the FDA granted orphan drug designation ODD to batiraxcept for the treatment of PDAC.

Investigator Sponsored Trials

In May 2019, we entered into an institution sponsored clinical trial agreement with M.D. Anderson Cancer Center for the use of, and our supply of, batiraxcept, in combination with AstraZeneca Pharmaceuticals LP’s medicinal product durvalumab in a Phase 1/2 trial being conducted by the M.D. Anderson Cancer Center for the treatment of patients with platinum-resistant, recurrent epithelial ovarian cancer. Data from this study were presented at the 2022 Society of Gynecological Oncology (SGO) meeting in Arizona: Phase Ib study of AVB S6 500 in Combination with Durvalumab (MEDI4736) in Patients with Platinum Resistant, Recurrent Epithelial Ovarian Cancer (EOC).  This study has completed.

In March 2020, we announced that the first patient was dosed in a Phase 1/2 trial for the use of, and our supply of, batiraxcept, in combination with EMD Serono’s medicinal product avelumab being conducted by the University of Oklahoma for the treatment of patients with advanced urothelial cancer (COAXIN trial). Data from this study was presented at the 2022 ASCO meeting in Chicago: Phase Ib study of avelumab and novel AXL inhibitor AVB-S6-500 in patients with metastatic urothelial carcinoma (mUC), Abhishek Tripathi, Melissa Clingerman, Riza Celine Fabreo, Adanma Ayanambakkam, Brian Cross, Kelly Lynn Stratton, Michael Cookson, Sumanta K. Pal, and Neeraj Agarwal, Journal of Clinical Oncology 2022 40:16_suppl, 4579-4579.  One patient with a complete response remains on study as of end of 2022.

Strategic Collaborations

In April 2020, we entered into a license and collaboration agreement with WuXi, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as CTGF, implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. The goal is to generate a best-in-class therapeutic targeting desmoplasia and tumor growth in the clinic in 2023. In August 2022, we temporarily halted work on the CTGF program with WuXi in an effort to focus all our resources on ongoing clinical programs involving batiraxcept.

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

Figure 6: GAS6 and AXL are Overexpressed in Many Cancers and Associated with Tumor Growth,

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

Aravive-S6 (AVB-S6)

AVB-S6 is comprised of a family of novel, high-affinity, soluble Fc-fusion proteins, which include batiraxcept, designed to block the activation of the GAS6-AXL signaling pathway by intercepting GAS6 and interfering with its binding to its receptor AXL. AVB-S6 proteins have been engineered to have approximately 50- to 200-times greater affinity for human GAS6 compared to the native AXL receptor, effectively sequestering GAS6 and abrogating AXL signaling. We believe this ‘decoy receptor’ approach is well suited for AXL inhibition compared to small molecule receptor tyrosine kinase inhibitors or antibodies, as illustrated by the following graphic

Figure 7: Approaches to Inhibiting the GAS6/AXL Signaling Pathway

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

Biomarker

GAS6 expression in tumors has been reported to be an adverse prognostic factor in several cancers, including urothelial, ovarian, lung adenocarcinoma, gastric cancer, glioblastoma, oral squamous cell carcinoma, liver carcinoma, and renal cell carcinoma. In studies conducted by us, AVB-S6 proteins bind GAS6 with higher affinity than the endogenous AXL protein and prevent GAS6 signaling at the AXL receptor. Preclinical efficacy data for the AVB-S6 program demonstrated a relationship between reduced serum GAS6 and an anti-metastatic effect. We have developed an assay designed to measure GAS6 levels in the blood before and after dosing of our development candidate in humans. In the presence of a pharmacologically active dose of AVB-S6, serum GAS6 has not been detectable. Thus, GAS6 levels in the blood of patients is a PD biomarker that aids AVB-S6 dose selection and potentially serves as a predictive biomarker for response to treatment with AVB-S6. Additionally, our Phase1b PROC clinical trial identified a relationship between sAXL / GAS6 ratios as every patient that responded to treatment, regardless of chemotherapy being administered in combination, had a sAXL / GAS6 of >0.773. We will continue to explore these biomarkers in our other clinical trials.

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

Since September 2017, we have relied on WuXi, a third-party contract manufacturer to manufacture clinical bulk drug substance and drug product of batiraxcept using a cell line and process developed by our contract manufacturer that has been licensed to us on a non-exclusive basis. We have manufactured enough batiraxcept to dose patients through the planned Phase 3 PROC trial, our other ongoing clinical trials and support submission of the anticipated PROC BLA. The clinical bulk drug substance and drug product is manufactured pursuant to the terms of a five-year Master Manufacturing Services Agreement that we entered into with our contract manufacturer in July 2016, which automatically renews for successive one (1) year periods, unless either party provides written notice to the other party of its desire not to renew at least 90 days prior to the expiration of the then-current term.  The Master Manufacturing Services Agreement is terminable by us upon 45 days prior written notice, by our contract manufacturer upon 180 days prior written notice provided that all statements of work in progress at such time are completed and upon 60 days prior written notice upon a breach of the terms of the agreement if such breach is not cured within such 60-day period.

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

Research and Development

We have made and will continue to make substantial investments in research and development. Our research and development expenses totaled approximately $66.9 million and $37.5 million for the years ended December 31, 2022 and 2021, respectively.

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

In August 2021, 3D Medicines received approval from the Center for Drug Evaluation ("CDE") of the China National Medical Products Administration ("NMPA") of the IND submitted by 3D Medicines to participate in our international batiraxcept Phase 3 PROC clinical trial.

Under the terms of the 3D Medicines Agreement, we received from 3D Medicines cash payments of $27 million (inclusive of $15 million in milestone payments) and are eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million (inclusive of $15 million in milestone payments) in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any such milestones will in fact be met. We are obligated to make certain payments to Stanford University based on certain amounts received from 3D Medicines under the 3D Medicines Agreement pursuant to the existing license agreement by and between us and Stanford.

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

Our patent position with respect to the GAS6-AXL program is comprised of nine comprehensive patent portfolios containing composition of matter claims relating to novel GAS6-binding fusion proteins, claims to reagents and diagnostic methods for determining susceptibility or likelihood of a tumor to become invasive and/or metastatic, and claims to the use of our novel fusion proteins for the treatment of various oncological conditions, as well as antiviral and antifibrotic disorders. Our license agreement with Stanford University provides us with exclusive rights to intellectual property ("IP"), that is either solely owned by Stanford (Portfolio I below) or co-owned by Stanford and us (Portfolios II, III, and V below). We also have rights to IP that we solely own (Portfolio IV and VI-X below).

As of February 1, 2023, we have exclusive rights to 50 issued patents (including the 36 validated EP countries for Portfolio I), 2 Hong Kong recorded patents, and one pending patent application that are the subject of the license agreement with Stanford University. The expiration date for those patents/patent applications is 2031. We also have exclusive rights to 58 issued patents (including the 36 validated EP countries for Portfolio III and the 7 validated EP countries for Portfolio V) and 2 pending applications that are jointly owned with Stanford University and that are the subject to the license agreement with Stanford. The expiration dates for those patents/patent applications range from 2033-2035. We have 2 issued patent and 30 pending applications that we solely own. The expiration dates for those patents range from 2035-2042. Additional details on our relevant portfolios is provided below:

•	Portfolio I— “Inhibition of AXL Signaling in Anti-Metastatic Therapy” 14 Granted Patents*--US8618254, US9074192, US9266947, AU2011207381, CA2786149, CN-ZL201180014940, EP2525824 (*Validated in 18 EP countries), EP3241840 (*Validated in 18 EP countries), IN6649/CHENP/2012, JP5965322, KR 127996-6, RU2556822, ZA2012/04866, ZA2013/07676--2 Recorded Patents--HK 1242355 (Recorded), HK 1245806 (Recorded)--1 Pending Application ---- CN201610819620.7

•	Portfolio II— “Inhibition Of AXL/GAS6 Signaling in the Treatment Of Disease” 1 Granted Patent—US9,879,061

•	Portfolio III— “Modified AXL Peptides and Their Use in Inhibition of AXL Signaling in Anti- Metastatic Therapy” 10 Granted Patents**--US9822347, US11136563, AU2013359179, AU2019210662, CA2894539, EP2931265 (**Validated in 18 EP countries), EP3326622 (**Validated in 18 EP countries), JP2015-547567, JP2018-154641, HK 1256071--1 Pending Application—US17/465,203

•	Portfolio IV— “Antiviral Activity of GAS6 Inhibitor” 1 Granted US Patent--US10137173--1 Pending Application--CA2909609

•	Portfolio V— “Antifibrotic Activity of GAS6 Inhibitor” 4 Granted Patents***--US10,876,176, AU2015364437, EP3233902 (*** Validated in 7 EP Countries), HK1244825--1 Pending Application CA2971406

•

Portfolio VI— “Methods of Treating Metastatic Cancers Using Axl Decoy Receptors” 1 Granted Patent—RU 2020116224--10 Pending Applications--US20200289613, AU2018359863, CA3080732, CN2018800840462, EP18872866.1, HK 62020020701.2, HK 62020020970.3, JP2020-523776, KR10-2020-7016082, MX/a/2020/007130

•	Portfolio VII— “Methods of Treating Immunoglobulin A Nephropathy (IgAN) Using Axl Decoy Receptors” PCT/US2020/022860—Abandoned-Business Decision

•	Portfolio VIII— “Methods of Treating Clear Cell Renal Cell Carcinoma (ccRCC) Using Axl Decoy Receptors” –9 Pending Applications-- US17/790282, AU2021206613, CA3166634, CN2021800193394, EP21738664.8, JP20022-541228, KR10-2022-7027149, MX/a/2022/008289, RU2022119783

•

Portfolio IX— “Diagnostic Methods For Cancer Using AXL Decoy Receptors” 9 Pending Application— US18/016765, AU-Awaiting Serial Number, CA3185356, CN-Awaiting Serial Number, EP21948702.2, JP2-23-502928, KR-Awaiting Serial Number, MX/a/2023/000810, RU2023100902

•	Portfolio X— “Methods Of Treating Locally Advanced Or Metastatic Pancreatic Adenocarcinoma Using AXL Decoy Receptors As First-line Therapy” 1 Pending Application—PCT/US2022/043234

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

•

submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of nonclinical testing and clinical trials;

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

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee on approved biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. Our management and scientific teams possess considerable experience in drug discovery, research, manufacturing, clinical development and regulatory matters and we believe that we benefit from this experience and industry knowledge. Our research team includes M.D., M.S., and Ph.D.-level scientists with expertise in cancer biology. As of December 31, 2022, we had 23 full-time employees, of which 15 were part of our research team and 8 were part of our general and administrative team. Of the management team, 80% are women or minorities. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully.

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

Available Information

Our website address is www.aravive.com.  We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at http://ir.aravive.com/investors/financial-information. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report on Form 10-K, including the section titled “Cautionary Note Regarding Forward-Looking Statements,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

Our operations to date have been primarily focused on developing our only product candidate, batiraxcept. We have not yet successfully obtained marketing approval, manufactured batiraxcept product at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize batiraxcept. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of approximately $616.1 million.

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

Our consolidated audited financial statements as of and for the year ended December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At December 31, 2022, we had an accumulated deficit of $616.1 million and working capital of $35.9 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of December 31, 2022, we had a cash and cash equivalents balance of approximately $53.7 million consisting of cash and investments in highly liquid U.S. money market funds. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the fourth quarter of 2023 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to the Company. As such, the Company cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report on Form 10-K are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts.

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. In addition, we expect our manufacturing costs to significantly increase this year as we prepare for submission of a BLA and potential commercialization. As of December 31, 2022, we had approximately $53.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our current planned operations into the fourth quarter of 2023 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress and cost of our future clinical studies;

•	the number of patients in our clinical trials and the length of time of progression of their disease;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the cost of preparing to manufacture batiraxcept on a larger scale, should we elect to do so;

•	the costs of commercialization activities if batiraxcept or any future product candidate is approved, including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;

•	the emergence of competing technologies or other adverse market developments; and

•	the costs of attracting, hiring and retaining qualified personnel.

We do not have any material committed external source of funds or other support for our development efforts. Although we have entered into an at-the-market facility with Piper Sandler & Co. (“Piper Sandler”), and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agents, there can be no assurance that we will meet all of the conditions necessary to continue to use such facility or that we can generate sufficient proceeds from the sale of securities pursuant to such facility to support our operations. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and may be negatively impacted by inflation. Additional financing may not be available to us when we need it or it may not be available on favorable terms. In addition, certain SEC limitations due to our non-affiliate float being less than $75 million and certain Nasdaq Stock Market Global limitations with respect to fundraising, including limitations on the use of our shelf registration statement, may make it more difficult to raise additional funds. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

Raising additional funds by issuing securities may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require it to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations and commercialize batiraxcept. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. In addition, the exercise of outstanding warrants and options will also cause dilution. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming its stock or making investments.

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

•

the timing and cost of manufacturing batiraxcept and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

As we advance our clinical programs, we are in close contact with our clinical research organizations ("CROs") and clinical sites and are continually assessing the impact of COVID-19 on our planned trials and current timelines and costs as well as the impact of the invasion and military attacks on Ukraine. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak or the military situation in Ukraine expands into other countries where we have or plan to conduct clinical trials. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. Inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators, including our manufacturer, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war or other business interruptions. Any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, the current COVID-19 pandemic has, at points, caused an interruption in our clinical trial activities. Additionally, supply chains disruptions impact and may continue to impact our research activities. Moreover, the invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. This could negatively impact the anticipated timing and completion of our clinical trials and/or analyses of clinical results. In addition, if any sanctions were to be imposed on China that effect the export of our clinical trial materials, our ability to complete current and future clinical trials could be adversely impacted.

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

Our prospects are significantly dependent upon our license with Stanford University (the "Stanford License"). The Stanford License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover batiraxcept, the development candidate selected from the AVB-S6 family of proteins. If we breach the terms of the Stanford License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, including but not limited to, the failure to comply with material terms of the Stanford License, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain the license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

If we fail to comply with our obligations in our intellectual property licenses, we could lose license rights that are important to our business.

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

We currently have only one product candidate, batiraxcept, in clinical development and are dependent on the success of batiraxcept, which requires additional clinical testing before seeking regulatory approval. If batiraxcept does not successfully complete clinical trials and receive regulatory approval or is not successfully commercialized, our business will be harmed.

We are currently developing one clinical product candidate, batiraxcept, as a potential treatment for several types of cancer. Batiraxcept is currently being tested in clinical trials, and, to date, we have not had any product candidate approved for commercial sale. It is possible that we may never be able to develop a marketable product candidate. Our main focus is the development of batiraxcept, for the treatment of platinum-resistant recurrent ovarian cancer, ccRCC and pancreatic cancer. If our Phase 3 trial of batiraxcept for PROC is successful, we expect to submit a BLA to the FDA at the end of 2023.  The FDA may refuse to file a BLA or issue a complete response letter rather than approval, including for reasons that it disagrees with our interpretation of the data or that it finds our single pivotal trial insufficient evidence of clinical efficacy.  FDA may ask us to conduct another Phase 3 trial.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to batiraxcept. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of batiraxcept, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval of a BLA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a BLA to the FDA or comparable applications to other regulatory authorities and expect to submit one at the end of 2023, if our ongoing Phase 3 PROC trial is successful. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a product for many reasons.

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

There are currently no FDA approved biological drugs that target the GAS6/AXL pathway. However, if ever approved as a treatment for cancer, batiraxcept would indirectly compete with drugs approved to treat various types of cancer, such as those that regulate T-cell proliferation, including nivolumab, pembrolizumab, atezolizumab and other small molecule chemically manufactured drugs that target this pathway or other classes of drugs that are used for the clinical indications that ours is currently pursuing in clinic.

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

For our clinical product candidate, batiraxcept, we currently rely on one third-party manufacturer located in China to manufacture batiraxcept for our clinical studies and that manufacturer purchases materials from our third-party vendors and transports the materials necessary to produce batiraxcept, such as the required reagents and containers. If a virus should spread to the districts in which our manufacturer’s facilities are located, we could experience delays in manufacturing and shipments of our clinical product, which could result in clinical trial delays.  If the third-party manufacturer were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

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

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured batiraxcept ourself, including:

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

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing.  For example, during 2022 we revised the statistical analysis plan for our adaptive design Phase 3 trial of batiraxcept in PROC by omitting the interim analysis in the trial.  Although we believe we can enroll the number of bevacizumab naïve patients needed to have a potentially successful study, our belief may be incorrect, and we may ultimately have negative trial results or indeterminate trial results that are not able to support BLA approval.

If we are required to conduct additional clinical trials or other testing of batiraxcept beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of batiraxcept or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for batiraxcept;

•	require additional funding not budgeted for;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete our ongoing enrolling clinical trials and future clinical trials. Even if we rare able to enroll a sufficient number of patients, once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of batiraxcept may require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the trial drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the trial.

Furthermore, any negative results we may report in clinical trials of batiraxcept, negative results reported from clinical trials conducted by our collaborators or negative results of similar product candidates may make it difficult or impossible to recruit and retain participants in other clinical trials of that same clinical product candidate. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on its ability to develop its clinical product candidate, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing our services, we will be limited in our ability to compel their actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

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

Fast Track designation for our product candidates may not lead to a faster development or regulatory review or approval process, and neither of these designations increases the likelihood that our product candidates will receive marketing approval.

We have obtained Fast Track designation for batiraxcept for PROC. If a drug or biologic candidate is intended for the treatment of a serious or life-threatening condition or disease and the drug demonstrates the potential to address unmet medical needs for the condition, the sponsor may apply for Fast Track designation. The receipt of Fast Track designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for Fast Track designation.

It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates, which could limit the potential profitability of our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for batiraxcept for ovarian cancer from the EMA in October 2021. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize product candidates that are superior to other products in the market;

•	demonstrate through our clinical trials that our clinical product candidate, batiraxcept, is differentiated from existing and future therapies;

•	attract qualified scientific and commercial personnel;

•	obtain patent or other proprietary protection for batiraxcept;

•	obtain required regulatory approvals;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

•	successfully develop and commercialize, independently or with collaborators, new product candidates.

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

The process of obtaining marketing approvals, both in the United States and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. We cannot assure you that our product candidate will ever obtain any marketing approvals in any jurisdiction. The fact that the FDA has designated the investigation of batiraxcept for platinum-resistant recurrent ovarian cancer as a Fast Track development program, while potentially favorable, provides no assurance as to the timing or outcome of any FDA regulatory process. Fast Track status may be withdrawn if the conditions for such designation are no longer met. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, and clinical trials. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit or prevent marketing approval of a product candidate. Additionally, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Although we maintain product liability insurance coverage in the amount of up to $10 million per claim and in the aggregate $000 million, we may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we continue clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our shares of common stock are currently listed on The Nasdaq Global Select Market ("Nasdaq"). If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our common stock. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

On August 9, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (June 27, 2022 through August 8, 2022), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). In November 2022 we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC that we had regained compliance with Nasdaq’s listing requirements. We can provide no assurance that we will be able to continue to meet Nasdaq listing requirements. Any future failure to meet the listing requirements or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2022 through December 31, 2022 the reported high and low sales price of our common stock has fluctuated between $0.58 and $2.84 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of March 10, 2023, our current executive officers, directors and entities under their control, and principal stockholders, in the aggregate, owned shares representing approximately 60.2% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 55.5% of our common stock. As a result, Dr. Eshelman acting on his own, would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of Nasdaq. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel are devoting and will continue to need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

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

We are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies which may make our stock less attractive to investors.

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

Provisions in our corporate charter documents and under Delaware law and certain of our outstanding warrants could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

Certain provisions of certain of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. Certain of the warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. Further, such warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a designated price.

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

Our employment arrangements with our executive officers may require us under certain circumstances to pay severance benefits.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real property and lease facilities in Morrisville, North Carolina, Menlo Park, California and Houston, Texas.  Our principal executive offices are located in Houston, Texas where we occupy office space pursuant to the terms of a lease agreement that expires on October 31, 2023, which will automatically renew at the end of the term for a six-month term, unless a three-month notice is given to cancel. Our rent under the lease is approximately $1,800 per month.

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

In August 2020, we entered into an operating facility lease agreement with Perimeter Center 7 Pack, LLC dated August 14, 2020 for approximately 4,128 square feet of office space at 1800 Perimeter Park Suite 130, Morrisville, North Carolina. Future base rent we owe over the lease term as of December 31, 2022 is $0.5 million.

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

Holders

On March 10, 2023, there were 36 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2022 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fourth quarter of the year ended December 31, 2022.

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

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the years ended December 31, 2022 and December 31, 2021.

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

In our completed Phase 1 clinical trial in healthy volunteers with batiraxcept, we have demonstrated proof of mechanism for batiraxcept in neutralizing GAS6. Importantly, batiraxcept had a favorable safety profile preclinically and in the first in human trial and Phase 1b clinical trial in cancer patients.

In August 2018, the FDA designated as a Fast Track development program the investigation of batiraxcept for platinum-resistant recurrent ovarian cancer.

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

During the first quarter 2021, we initiated our registrational Phase 3 trial of batiraxcept in PROC and we dosed our first patient in the trial in April 2021.This global, randomized, double-blind, placebo-controlled trial is designed to evaluate efficacy and safety of batiraxcept at a dose of 15 mg/kg in combination with PAC versus PAC alone.

In May 2021, we announced expansion of batiraxcept development programs into first line pancreatic ductal adenocarcinoma ("PDAC") with the goal of initiating the trial by end of 2021. We dosed our first patient in August 2021.

In June 2021, we announced initial safety, pharmacokinetic, and pharmacodynamic results from the batiraxcept Phase 1b portion of the Phase 1b/2 clinical trial in ccRCC.

In October 2021, the EMA granted orphan drug designation for batiraxcept for the treatment of PROC, following a recommendation from the Committee for Orphan Medicinal Products.

In November 2021, we announced preliminary data from our Phase 1b trial evaluating batiraxcept in combination with cabozantinib for treatment of ccRCC.

In January 2022, we announced that we had dosed the first patient in the Phase 2 portion of the Phase 1b/2 study of batiraxcept in combination with cabozantinib for treatment of ccRCC.

In March 2022, we announced updated data and new biomarker data from our Phase 1b trial of batiraxcept in ccRCC.

In May 2022, we provided updated data and information at our Key Opinion Leader symposium.

In October 2022, we received a $6 million development milestone payment from 3D Medicines based on the initiation of the global Phase 3 platinum resistant ovarian cancer ("PROC") clinical trial in the Territory for the development of batiraxcept.

In November 2022, the FDA designated as a Fast Track development program the investigation of batiraxcept for treatment of patients with advanced or metastatic ccRCC who have progressed after 1 or 2 prior lines of systemic therapy that include both immuno-oncology (IO)-based and vascular endothelial growth factor tyrosine kinase inhibitor (VEGF-TKI)-based therapies (either in combination or sequentially).

In January 2023, the Company announced complete enrollment in the global Phase 3 platinum resistant ovarian cancer ("PROC") clinical trial.

Recent Clinical Developments

The Phase 3 Platinum Resistant Ovarian Cancer (PROC) Trial Remains On Track

The registration-directed Phase 3 program of batiraxcept in combination with paclitaxel in PROC remains on track and enrollment has been completed. We expect to report topline data from the trial by mid-2023. CMC work remains on track with the goal of filing a BLA by year-end 2023. The global, randomized, double-blind, placebo-controlled Phase 3 trial is evaluating efficacy and tolerability of batiraxcept at a dose of 15 mg/kg in combination with paclitaxel versus placebo in combination with paclitaxel. The trial has completed enrollment of over 360 patients with platinum resistant, high-grade serous ovarian cancer who have received 1-4 prior lines of therapy.

Updated Clear Cell Renal Cell Cancer Data (ccRCC) Continues to Be Encouraging

As of August 8, 2022, 26 previously treated (2L+) patients with ccRCC have been treated with batiraxcept in the Phase 1b portion of a Phase 1b/2 trial at doses of 15 mg/kg (n=16) and 20 mg/kg (n=10), plus cabozantinib 60 mg daily. There were no dose limiting toxicities observed at either dose. The best overall response rate (ORR, confirmed) in the ITT population was 42%. One of the objectives of the ongoing Phase 1b/2 ccRCC trial is to evaluate the correlation of baseline serum soluble AXL (sAXL)/GAS6 (biomarker) with radiographic response in patients with ccRCC treated with batiraxcept plus cabozantinib. The best ORR in the biomarker high population was 55%. The 9-month progression-free survival (PFS) rate was 65% in the ITT population and 72% in the biomarker high population. We have discussed a registrational path with the US FDA that includes use of the sAXL/Gas6 ratio as a basis for an accelerated approval.

We expect to report additional data from the Phase 1b portion and preliminary data from the Phase 2 portion of the ccRCC trial mid-2023.

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

On March 31, 2022, we closed a registered direct offering of our common stock with a single healthcare-focused institutional investor and Eshelman Ventures, LLC, pursuant to which we issued 3,185,216 shares of common stock, 1,665,025 pre-funded warrants (the “March Pre-Funded Warrants”) and common stock warrants (the “Common Stock Warrants”) to purchase up to 4,850,241 shares of common stock in a registered direct offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying common stock warrant was $2.005 for the institutional investor and $2.325 for Eshelman Ventures, LLC.  The purchase price per March Pre-Funded Warrant and accompanying Common Stock Warrant was $2.004 for the institutional investor.  The net proceeds from the offering were $9.3 million, after deducting underwriting discounts, commission and offering expenses.  The Common Stock Warrants issued to the institutional investor are exercisable immediately, will expire five years from the exercisable date and will have an exercise price of $1.88 per share. The Common Stock Warrants issued to Eshelman Ventures, LLC were exercisable upon the approval by our stockholders of the exercise of previously issued securities, which approval was obtained on April 1, 2022, will expire five years following the exercise date and will have an exercise price of $2.20 per share. We could receive additional gross proceeds of $9.4 million, if the Common Stock Warrants are fully exercised.  The 1,665,025 Pre-Funded Warrants were exercised on June 6, 2022.

On October 27, 2022, we closed a private placement offering with new biotechnology investors, existing investors, our management and certain of our directors for the issuance and sale of an aggregate of 45,178,811 shares of our common stock, or pre-funded warrants in lieu thereof (the “October Pre-Funded Warrants” and together with the March Pre-Funded Warrants, the “Pre-Funded Warrants”) and warrants (the “October Warrants” and together with the March Common Warrant, the “Warrants”) to purchase up to an aggregate of 45,178,811 shares of common stock or pre-funded warrants (the “Private Placement”) priced at-the-market under Nasdaq rules. The purchase price per share and accompanying warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per pre-funded warrant and accompanying October Warrant). Fifty percent of the October Warrants have an exercise price of $0.7949 per share and will expire on the date that is the later of: (i) 15 months from the date an increase in the number of authorized shares of common stock is effected, or (ii) one month after the public announcement of the topline Phase 3 PROC data. The remaining 50% of the October Warrants have an exercise price of $0.7949 per share and will expire 30 months from the date an increase in the number of authorized shares of common stock is effected. All of the October Warrants other than the October Pre-funded warrants are exercisable for exchange of cash from the warrant holder. The net proceeds were approximately $40 million and will be used to fund our clinical development programs. Pursuant to the terms of the registration rights agreements that we entered into, we were required to file a registration statement registering the shares of common stock issued and the shares of common stock underlying the October Warrants and October Pre-funded Warrants, underlying the pre-funded warrant.  The registration statement was filed on November 18, 2022 and declared effective by the SEC on November 28, 2022.

Financial overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the years ended December 31, 2022 and 2021, we generated approximately $9.1 million and $7.4 million from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time of the receipt and a portion of the payments that is deferred and recognized over the PROC trial period.

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)
Revenue:
Collaboration revenue	$9,137	$7,442	$1,695	23%
Operating expenses:
Research and development	66,938	37,541	29,397	78%
General and administrative	13,036	10,550	2,486	24%
Total operating expenses	79,974	48,091	31,883	66%
Loss from operations	(70,837)	(40,649)	30,188	74%
Total other income (expense), net	(5,485)	1,498	(6,983)	-466%
Net loss	$(76,322)	$(39,151)	$37,171	95%

Collaboration revenue

Collaboration revenue was approximately $9.1 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively.  The increase in revenue in 2022 compared to the same period in 2021 was driven primarily by increased expenditures related to the Phase 3 PROC trial, which drives the recognition of deferred revenue over the trial period.

Research and development expense

Research and development expense increased by $29.4 million, or 78%, to $66.9 million in 2022 from $37.5 million in 2021. The increase was primarily due to the continued progress of our clinical programs, including our Phase 3 trial of batiraxcept in PROC, our Phase 1b/2 trial of batiraxcept in ccRCC, and our Phase 1 trial of batiraxcept in pancreatic cancer. The continued advancement of our Phase 3 trial of batiraxcept in PROC is the most significant driver to the increase in expense in 2022 when compared to the same period in 2021. There were also significant increased CMC manufacturing activities during 2022 in order to prepare for our BLA filing at the end of 2023.

General and administrative expense

General and administrative expense increased by approximately $2.5 million, or 24%, to approximately $13.0 million in 2022 from approximately $10.6 million for the same period in 2021. The increase was primarily driven by higher salary expense, higher stock-based compensation expense, higher severance expense, and increased consulting fees.

Total other income (expense), net

Total other income (expense), net fluctuated by approximately $7.0 million, to approximately $5.5 million of total other expense, net in 2022 from approximately $1.5 million of total other income, net in 2021. The change relates to sublease income received from our subtenant for a full year in 2022, compared to only a part of the year in 2021, offset by an increase in the fair value of our warrant liability totaling approximately $9.0 million for 2022.

Liquidity and Capital Resources

Since our inception and through December 31, 2022, we have financed our operations through private placements of our equity securities, public offerings of our equity securities, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as payments received from license agreements. As of December 31, 2022, we had an accumulated deficit of approximately $616.1 million, primarily as a result of research and development and general and administrative expenses, and working capital of $35.9 million. As of December 31, 2022, we had cash and cash equivalents of approximately $53.7 million, a majority of which is invested in money market funds at several highly rated financial institutions.

During 2021 and 2022, our primary sources of funding have been milestone payments from 3D Medicines and proceeds from the sale of our common stock and other securities. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement with them. In October 2022, we received a $6 million milestone payment from 3D Medicines. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Piper Sandler and Cantor Fitzgerald to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement.  On January 5, 2022, we received approximately $9.9 million in net proceeds from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock. In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 March Pre-Funded Warrants and March Common Stock Warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering. In October 2022, we received approximately $40 million in net proceeds from a private placement offering from new biotechnology investors, existing investors, our management and certain of our Directors for the issuance and sale of an aggregate of 45,178,811 shares of our common stock (or October Pre-Funded Warrants in lieu thereof) and October Common Warrants to purchase up to an aggregate of 45,178,811 shares of common stock in a private placement offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying October Common Warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per October Pre-Funded Warrant and accompanying October Common Warrant). During the year ended December 31, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement.

As of December 31, 2022, we had cash and cash equivalents of approximately $53.7 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations beyond our PROC Phase 3 top line results and into the fourth quarter of 2023 and that we will need to obtain additional financing in order to advance our clinical development program to later stages of development, build out our pipeline and fund operations beyond the fourth quarter of 2023. We intend to provide financing for the foregoing by seeking funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to complete clinical trials and pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress, cost of our clinical studies and results of our clinical studies, including the need to conduct additional trials if requested by the FDA;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the cost of preparing to manufacture on a larger scale;

•	the costs of commercialization activities if any future product candidate is approved, including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, or if funds are raised on terms that are not favorable to us, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended
	December 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(65,079)	$(32,177)
Investing activities	(11)	—
Financing activities	59,369	31,061
Net decrease in cash and cash equivalents	$(5,721)	$(1,116)

Cash used in operating activities

Net cash used in operating activities was $65.1 million and $32.2 million during the years ended December 31, 2022 and 2021, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities in 2022 increased compared to the year ended December 31, 2021 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our third oncology indication, pancreatic adenocarcinoma. There were also significant increased CMC manufacturing activities during 2022 in order to prepare for our BLA filing at the end of 2023.

Cash used in investing activities

Net cash used in investing activities during the years ended December 31, 2022 and 2021 was $11 thousand and $0, respectively.

Cash provided by financing activities

Net cash provided by financing activities was $59.4 million and $31.1 million during the years ended December 31, 2022 and 2021, respectively. Financing activities related to the year ended December 31, 2022 included a registered direct offering of our securities with proceeds of $9.3 million, issuance of Pre-Funded Warrants with proceeds of $9.9 million, at the market offering proceeds of $0.1 million, and a private placement financing with net proceeds of approximately $40.0 million. Financing activities related to the year ended December 31, 2021 included a registered direct offering with proceeds of $20.9 million along with at the market offering proceeds of $9.8 million.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and estimated future research and development expenses, warrant liabilities and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements.

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

Stock-based Compensation Expense

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

Warrant Liability

The Company estimates the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date and reporting date. The Company uses the Black-Scholes option-pricing model and the fair value of the underlying stock adjusted for discount for lack of marketability, when applicable, to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates and various other factors.

If factors change and we employ different assumptions, the warrant liability and other income/expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining the warrant liability and the actual factors which become known over time, we might change our inputs used in the valuation model. These changes, if any, may materially impact our results of operations in the period such changes are made.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

As of December 31, 2022, we are a non-accelerated filer, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, and has concluded that there was no change during such period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our directors and executive officers, including their ages as of March 10, 2023. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Fredric N. Eshelman, Pharm. D.(1)	74	Executive Chairman of the Board of Directors
Gail McIntyre, Ph.D.(2)	60	President, Chief Executive Officer and Director
Rudy Howard (3)	65	Chief Financial Officer
Robert B. Geller, M.D. (4)	69	Chief Medical Officer
Leonard Scott Dove, Ph.D. (5)	50	Chief Operating Officer
Amato Giaccia, Ph.D.	64	Director
Eric Zhang	41	Director
John A. Hohnecker, M.D.	63	Director
Michael W. Rogers	63	Director
Peter T.C. Ho, M.D., Ph.D.	61	Director
Sigurd C. Kirk	56	Director

(1)	Dr. Eshelman was appointed as our company’s Executive Chairman on January 3, 2022 and has served as the non-executive Chairman of our Board since April 8, 2020 until his appointment as Executive Chairman of our company.

(2)

Dr. McIntyre was appointed President and Chief Executive Officer and director effective April 8, 2020. Dr. McIntyre served as our Chief Scientific Officer from February 12, 2019 until her appointment as Chief Executive Officer.

(3)	Mr. Howard has served as our Chief Financial Officer since June 3, 2022.

(4)	Dr. Geller has served as our Chief Medical Officer since July 1, 2022.

(5)	Dr. Dove has served as our Chief Operating Officer since March 21, 2022.

Fredric N. Eshelman, Pharm. D, Executive Chairman of the Board of Directors

Dr. Eshelman was appointed the Executive Chairman of our company on January 3, 2022 and has served as the non-executive Chairman of the Board of Directors from April 8, 2020 until his appointment as Executive Chairman of our company.  Dr. Eshelman is the Founder of Eshelman Ventures, LLC, an investment company primarily interested in healthcare companies. Previously, he founded and served as Chairman and Chief Executive Officer of Pharmaceutical Product Development, Inc. (PPDI) prior to the sale of the company to private equity interests. After PPD, he served as founding chairman and was the largest shareholder of Furiex Pharmaceuticals, Inc. (FURX), a company which in-licensed and rapidly developed new medicines. Furiex was sold to Forest Laboratories Inc. (which was later acquired by Actavis) in 2014. His career has also included positions as SVP development and board member of the former Glaxo, Inc., as well as management positions with Beecham Laboratories and Boehringer Mannheim Pharmaceuticals. Dr. Eshelman is also a member of the Board of Directors of, Amplitude Healthcare Acquisition Corp. (Nasdaq: AMHC) and Eyenovia Inc. (Nasdaq:EYEN). He is currently chairman of several biotech companies and previously was chairman of The Medicines Company (MDCO) and was on the board of Bausch Health (BHC) G1 Therapeutics, Inc. (Nasdaq: GTHX). Dr. Eshelman has served on the executive committee of the Medical Foundation of North Carolina and was appointed by the North Carolina General Assembly to serve on the Board of Governors for the state's multi-campus university system (chair of audit committee), as well as the North Carolina Biotechnology Center. In addition, he chairs the board of visitors for the School of Pharmacy at University of North Carolina at Charlotte (UNC-CH). The school was named the UNC Eshelman School of Pharmacy in recognition of his many contributions to the school and the profession.

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

Gail Mclntyre, Ph.D., Chief Executive Officer and Director

Dr. McIntyre has served as a member of the Board of Directors and as our President and Chief Executive Officer since April 8, 2020 and from February 2019 until her appointment as our Chief Executive Officer, as our Chief Scientific Officer. Dr. McIntyre also served as our Senior Vice President of Research and Development from the Merger, on October 12, 2018, until February 2019 and served as Aravive Biologics’ Senior Vice President of Research and Development from January 2017 to October 2018 and a consultant to Aravive Biologics from August 2016 until January 2017. Having brought multiple drugs to market, Dr. McIntyre has more than 20 years of experience in drug development, strategic business development, licensing and M&A activities. Dr. McIntyre has served as a principal at IntelliDev Consulting, LLC providing consulting services to several biotechnology companies for three years, while also serving as VP of Development for Meryx, Inc. from January 2014 until January 2016. Prior to that, Dr. McIntyre held the position of senior vice president of research at Furiex Pharmaceuticals, Inc. and previously served as head of Pharmaceutical Product Development LLC’s (PPD) compound partnering business. At both Furiex and PPD, she strategized and managed all preclinical and clinical activities for drug development programs and was responsible for identification of new partnering opportunities and technical due diligence for both in-licensing opportunities and new business acquisitions. At PPD, she led the partnering and the in-licensing of Alogliptin from Syrrx, Inc. at preIND stage and the licensing to Takeda at Phase 2. She was instrumental to the licensing of Dapoxetine to what is currently Johnson & Johnson and then The Menarini Group. She played a pivotal role in the $1.1 billion acquisition of Allergan in 2014 and successfully negotiated with CSS on scheduling for Viberzi, in addition to driving all aspects of development. Dr. McIntyre has authored more than 30 regulatory submissions and is a board-certified toxicologist. Her experience covers multiple therapeutic areas including oncology (including immune-oncology), infectious diseases, central nervous system, gastrointestinal, and metabolic/endocrine as well as various therapies including small drugs, treatment vaccines, antibodies, immunoconjugates and peptide mimetics. Dr. McIntyre is also board certified in Clinical Pathology (hematology and clinical chemistry) by the American Society of Clinical Pathology. Dr. McIntyre received her B.A. in Biology from Merrimack College. She earned M.S. and Ph.D. degrees in Biochemistry and Biophysics from the University of North Carolina at Chapel Hill.

We believe that Dr. McIntyre is able to make valuable contributions to the Board of Directors due to her clinical and leadership experience in the healthcare and pharmaceutical industries.

Rudy Howard, Chief Financial Officer

Mr. Howard has served as our Chief Financial Officer since June 3, 2022. From June 2015 through December 2021, Mr. Howard, served as the Chief Financial Officer of vTv Therapeutics Inc., a clinical-stage pharmaceutical company listed on the Nasdaq Capital Market (Nasdaq: VTVT). Prior to joining vTv Therapeutics Inc., from January 2010 through May 2015, Mr. Howard served as the Chief Financial Officer of SciQuest, Inc., an international spend-management software company. From November 2008 until joining SciQuest, Mr. Howard served as Senior Vice President and Chief Financial Officer of MDS Pharma Services, a pharmaceutical services company. From 2003 until joining MDS Pharma Services, Mr. Howard operated his own financial consulting company, Rudy C. Howard, CPA Consulting, in Wilmington, North Carolina, where his services included advising on merger and acquisition transactions, equity and debt issuances and other general management matters. From 2001 through 2003, Mr. Howard served as Chief Financial Officer for Peopleclick, Inc., an international human capital management software company. From 2000 until joining Peopleclick, Mr. Howard served as Chief Financial Officer for Marketing Services Group, Inc., a marketing and internet technology company. From 1995 until 2000, Mr. Howard served as Chief Financial Officer for PPD, Inc., a clinical research organization. Prior to joining PPD, Mr. Howard was a partner with PricewaterhouseCoopers. Mr. Howard holds a B.A. in Accounting from North Carolina State University, and he is a Certified Public Accountant.

Robert B. Geller, M.D., Chief Medical Officer

Dr. Geller has served as our Chief Medical Officer since July 1, 2022. Dr. Geller started his academic career as the Director of the Stem Cell Transplant program at the University of Chicago and as the Director of the Leukemia Service and Director of the Unrelated Transplant Program, Emory University. He then transitioned to community practice where he focused on the development of clinical pathways for patients with hematologic malignancies and solid tumors, and the expansion of community-based clinical research programs. After over two decades in clinical practice, he then transitioned to the biopharmaceutical industry, where he held positions in medical affairs and clinical development at Alexion Therapeutics, Heron Therapeutics and Coherus Biosciences. Specifically, from 2019 until June 2022, Dr. Geller served as Senior Vice President (Medical Affairs) at Coherus Biosciences where he was involved in the clinical development and successful commercialization of both their biosimilar franchise and their immune-oncology pipeline. From 2015-2019, Dr. Geller served as Vice President at Heron Therapeutics where he developed and recruited the medical affairs team in anticipation of the launch of Heron’s products and development of its pipeline. Dr. Geller has authored over 200 publications and abstracts and has served as reviewer for numerous medical journals. Dr. Geller earned a Bachelor and Master of Science degrees in Physics at the Massachusetts Institute of Technology (MIT) and Medical Doctor degree from Harvard Medical School. Dr. Geller completed a medical residency at the Hospital of the University of Pennsylvania and Medical Oncology Fellowship at the Johns Hopkins Oncology Center. Dr Geller is a Diplomat in Internal Medicine and Medical Oncology with the American Board of Internal Medicine.

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

Dr. Hohneker serves on the Board of Directors of the following publicly traded companies:  Curis, Inc., Evelo Biosciences, Inc., and Humanigen, Inc. From January to November 2017, he served on the Board of Directors of Dimension Therapeutics Inc., a biotechnology company, until it was acquired by Ultragenyx Pharmaceutical Inc. Dr. Hohneker received a bachelor’s degree in chemistry from Gettysburg College and an M.D. from the University of Medicine and Dentistry of New Jersey at Rutgers Medical School. He completed his internship and residency in internal medicine and his fellowship in medical oncology, all at the University of North Carolina at Chapel Hill.

We believe Dr. Hohneker is qualified to serve as a member of our Board of Directors based on his experience in the pharmaceutical and biotech industries.

Michael Rogers, Director

Mr. Rogers has served as a member of the Board of Directors since September 15, 2020. Mr. Rogers has served as Chief Financial Officer of Apnimed, Inc. since November 2020. Prior to Apnimed, Inc., he served as Chief Financial Officer at Aerpio Pharmaceuticals, Inc. (Nasdaq: ARPO) from November 2017 to October 15, 2019. Prior to Aerpio Pharmaceuticals, Inc., he served as Chief Financial Officer at Acorda Therapeutics, Inc. (Nasdaq: ACOR) from 2013 to 2016 and held executive and leadership positions at BG Medicine, Indevus Pharmaceuticals (acquired by Endo Pharmaceuticals), Advanced Health Corporation and Autoimmune. Mr. Rogers currently serves as a member of the Board of Directors for Akebia Therapeutics (Nasdaq Global Market: AKBA), with previous advisory experience at Keryx Biopharmaceuticals, Eyepoint Pharmaceuticals and Coronado Biosciences. Earlier in his career, Mr. Rogers was an investment banker at Lehman Brothers and PaineWebber, where he focused on life sciences companies. He earned his M.B.A. from the Darden School of Business at the University of Virginia and received his bachelor’s degree from Union College.

We believe that Mr. Rogers is able to make valuable contributions to the board of directors due to his extensive public company experience as an officer and director of biotechnology companies.

Peter T. C. Ho, M.D., Ph.D., Director

Dr. Ho has served as a member of the Board of Directors since May 12, 2021. Dr. Ho has more than 25 years of biotechnology and pharmaceutical industry experience in numerous operational roles. Dr. Ho served as the Chief Medical Officer of Boston Pharmaceuticals, Inc. from 2018 until 2020. From September 2014 until 2017, Dr. Ho served in various roles at Epizyme, Inc., a commercial stage biopharmaceutical company, including as Executive Vice President and Chief Medical Officer from September 2015 until December 31, 2017 and Chief Development Officer from September 2014 to September 2015. Dr. Ho served as Chief Executive Officer of Metastagen Inc., a pharmaceutical preparation company that he co-founded, from February 2013 until September 2014, as President of BeiGene Ltd., a biopharmaceutical company based in Beijing, China that he co-founded, from October 2010 to December 2012, as Vice President of Oncology Development at Johnson & Johnson from September 2008 to September 2010 and, prior to that, as Senior Vice President of the Oncology Center of Excellence for Drug Development at GlaxoSmithKline. Dr. Ho currently serves on the Board of Directors for Celeris Therapeutics, Inc., the Scientific Advisory Board of Accent Therapeutics, Inc. and Tavotek Biotherapeutics, and is a Senior Scientific and Medical Advisor to Overland Pharmaceuticals (US) Inc. and D3 Bio, Inc., based in Hong Kong. Over his career, Dr. Ho has been directly responsible for the first-in-human dosing of 19 anticancer agents and has overseen the development of over 60 hematology and oncology compounds in all phases of clinical trials. His work has contributed to eleven NCE or biologics approvals to date: Gleevec®; Arranon®; Tykerb®; Promacta®; Votrient®; Synribo®; Tafinlar®; Mekinist®; Sylvant®; Rydap®, and Tazverik®.

Dr. Ho is currently Principal at Phase One Advisors LLC, Adjunct Associate Professor in the Division of Chemical Biology and Medicinal Chemistry at the Eshelman School of Pharmacy, University of North Carolina and Adjunct Lecturer at the John Hopkins University. Dr. Ho received his M.D. and Ph.D. (pharmacology) degrees from Yale University and then completed a pediatrics residency at The Children's Hospital of Boston followed by clinical fellowships in pediatric hematology/oncology at the Dana-Farber Cancer Institute and in clinical oncology and regulatory sciences jointly through the U.S. FDA and the National Cancer Institute. He received his bachelor’s degree in Biology at Johns Hopkins University.

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

TERM AND NUMBER OF DIRECTORS

The board of directors currently consists of eight (8) directors and is divided into three classes. Each class serves for a term of three years, with the terms of office of the respective classes expiring in successive years. Directors in Class I (Dr. Eshelman and Mr. Kirk) will stand for election at the 2024 meeting of stockholders, directors in Class II (Dr. Giaccia, Dr. Hohneker and Mr. Rogers) will stand for election at the 2025 Annual Meeting and directors in Class III (Dr. McIntyre, Dr. Ho and Mr. Zhang) will stand for election at the 2023 annual meeting of stockholders.

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

Name	Audit	Compensation	Nominating and Corporate Governance	Related Party Transactions Committee
Gail McIntyre*
Fredric N. Eshelman, Pharm. D.***
Amato Giaccia, Ph.D.	X	X	X**
Michael W. Rogers	X**	X**		X
Eric Zhang	X
John A. Hohneker, M.D.		X		X
Peter T. C. Ho, M.D., Ph.D.			X
Sigurd C. Kirk	X			X**

*	Dr. McIntyre joined the board of directors effective April 8, 2020 as a Class III member. She is not a member of any of the committees of the board of directors.

**	Committee Chairman

***	Dr. Eshelman serves as the Executive Chairman of the board of directors and is not a member of any committees.

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

Related Party Transactions Committee

Dr. Hohneker, Mr. Kirk and Mr. Rogers currently serve as members of the Related Party Transactions Committee.  The responsibilities of the Related Party Transactions Committee are to review any transaction or series of transactions between our company and our directors or any entity controlled by a director or under common control with a director (an “Affiliate”) in which we pay or receive in excess of $1 million (a “Transaction”). The Related Party Transactions Committee is comprised solely of directors who are neither participating in the Transaction nor having an Affiliate participate in the Transaction.

Ad Hoc Committee

In July 2022, we formed a Special Committee that was delegated authority to negotiate terms of a financing transaction and to recommend to the full Board any financing transaction approved by the Special Committee.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2022 executive compensation program for our named executive officers.

The following individuals are our “named executive officers” for the year ended December 31, 2022:

•	Gail McIntyre, our Chief Executive Officer

•	Rudy Howard, our Chief Financial Officer

•	Leonard Scott Dove, our Chief Operating Officer

•	Vinay Shah, our Former Chief Financial Officer (Mr. Shah resigned as our Chief Financial Officer effective June 2, 2022)

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

The Compensation Committee uses the services of an independent compensation consultant who is retained by, and reports directly to, the Compensation Committee to provide the Compensation Committee with an additional external perspective with respect to its evaluation of relevant market and industry practices. At the end of 2021, the Compensation Committee retained Korn Ferry, as a third-party compensation consultant to assist the Compensation Committee in establishing overall compensation levels for 2022. Korn Ferry conducted analyses and provided advice on, among other things, the appropriate peer group, executive compensation for our executive officers and compensation trends in the life sciences industry. The peer group was recommended by Korn Ferry and chosen by the Compensation Committee in late 2021 based on the following parameters: biopharmaceutical companies that were developing oncology products, with a lead product in a similar phase of development (Phase 1 or 2 clinical trials) as well as other appropriate financial and organizational metrics.

SUMMARY COMPENSATION TABLE

The following table shows compensation awarded to or earned by our named executive officers, for the fiscal years ended December 31, 2022 and 2021.

				Non-Equity
				Incentive
			Option	Plan	All Other
			Awards	Compensation	Compensation	Total
Name and Principal Position	Year	Salary ($)	($) (1)	($) (2)	($) (3)	($)
Gail McIntyre (4)
Chief Executive Officer	2022	510,000	776,645	267,750	26,244	1,580,639
	2021	500,000	824,291	187,500	12,202	1,523,993

Rudy Howard (5)
Chief Financial Officer	2022	227,624	298,613	96,358	9,889	632,484
	2021	—	—	—	—	—

Leonard Scott Dove (6)
Chief Operating Officer	2022	300,781	321,580	126,702	6,947	756,010
	2021	—	—	—	—	—

Vinay Shah (7)
Former Chief Financial Officer	2022	308,922	455,966	—	217,226	982,114
	2021	370,800	299,742	111,240	14,464	796,246

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted or modified during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 2 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

Amounts reported in the non-equity incentive compensation plan column represent awards earned based on the achievement of company goals for the fiscal year presented as determined by the Compensation Committee of the Board and was paid in the first quarter of 2023 and 2022.

(3)	All other compensation is primarily comprised of life insurance payments made by us and employer matching contributions for contributions to our 401(k) plan.

(4)	Dr. McIntyre became our Chief Scientific Officer on February 12, 2019 and served in such role until she became our Chief Executive Officer on April 8, 2020.

(5)	Mr. Howard became our Chief Financial Officer on June 3, 2022.

(6)	Dr. Dove became our Chief Operating Officer on March 21, 2022.

(7)	Mr. Shah resigned as our Chief Financial Officer effective June 2, 2022. Other compensation for Mr. Shah consisted of consulting fees, COBRA reimbursement and life insurance payments during 2022.

NARRATIVE TO SUMMARY COMPENSATION TABLE

The three principal components of our executive compensation program for our named executive officers in 2022 were base salary, annual performance-based bonus and long-term equity compensation. Base salary provides financial stability and security through a fixed amount of cash for performing job responsibilities. Annual performance-based bonus and long-term equity incentive compensation are designed to reward achievement of the specific strategic goals that we believe will advance our business strategy and create long-term value for our stockholders.

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

			Annual
			Target Cash
Name	Fixed	"At Risk"	Incentive Awards	Equity Incentives
Gail McIntyre	33%	67%	17%	50%
Rudy Howard	46%	54%	19%	35%
Leonard Scott Dove	45%	55%	18%	37%
Vinay Shah (1)	39%	61%	15%	46%

(1)	Mr. Shah resigned as our Chief Financial Officer effective June 2, 2022.

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

Annual Base Salary

In January 2022, the Compensation Committee reviewed the base salaries for our named executive officers, the market data from Korn Ferry, the scope of each executive’s responsibilities, each executive’s prior experience and internal pay equity. After such review, Dr. McIntyre’s annual base salary was raised from $500,000 to $510,000, and Mr. Shah’s annual base salary was raised from $370,800 to $381,924. In February 2022, we entered into an offer letter with Dr. Dove to serve as our Chief Operating Officer commencing March 25, 2022 at an annual base salary of $385,000.  In June 2022, Mr. Shah resigned as our Chief Financial Officer, and we entered into an offer letter with Mr. Howard to serve as our Chief Financial Officer at an annual base salary of $395,000. In February 2023, Dr. McIntyre's annual base salary was raised to $560,000, Mr. Howard's annual base salary was raised to $412,775, Dr. Dove's annual base salary was raised to $405,000. The named executive officers’ 2022 annual base salaries approved by the Compensation Committee were as follows:

2022 Base
Name	Salary ($)
Gail McIntyre	510,000
Rudy Howard	395,000
Leonard Scott Dove	385,000
Vinay Shah (1)	381,924

(1)	Mr. Shah resigned as our Chief Financial Officer effective June 2, 2022.

Annual Cash Incentive (Performance-Based Award) Opportunity

In addition to base salaries, our named executive officers are eligible to earn an annual performance-based cash incentive award, which is designed to provide an appropriate incentive to our named executives to achieve defined annual corporate performance goals and to reward our executives for individual achievement towards these goals. The annual performance-based incentive award each executive officer is eligible to receive is based on the individual’s target incentive award, as a percentage of base salary. The amount of the performance-based bonus, if any, an executive earns may vary from year to year based on the achievement of certain corporate performance goals recommended by the Compensation Committee and communicated to our named executive officers each year, prior to or shortly following the beginning of the year to which they relate.

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

Pursuant to their employment agreements or offer letters, each named executive officer was eligible to earn a 2022 target incentive award represented as a percentage of base salary as set forth below.

Target Incentive Award
Name	Percent
Gail McIntyre	50%
Rudy Howard	40%
Leonard Scott Dove	40%
Vinay Shah (1)	40%

(1)	Mr. Shah resigned as our Chief Financial Officer effective June 2, 2022.

For 2022, the corporate goals primarily included clinical milestones and financing milestones. After careful review, our Compensation Committee and Board, concluded that we had achieved 105% of our corporate performance goals and therefore performance-based incentive awards were paid based upon 105% of target opportunities.

2022 Performance-Based Awards

After the end of the year, the Compensation Committee approves the extent to which the corporate goals have been achieved, based on management’s review and recommendation, however, our executives do not make recommendations with respect to their own achievement. Accordingly, whether or not any incentive award is awarded is determined in the Compensation Committee’s discretion. Bonuses are not earned or vested until they are awarded and paid. The Compensation Committee also considers any significant corporate events or other significant accomplishments that were not contemplated at the beginning of the performance period in determining the extent to which the strategic goals were satisfied, such as the circumstances surrounding the feasibility of a goal being achieved.

In February 2023, our Compensation Committee and Board approved the 2022 performance-based incentive awards set forth below related to 2022 performance based on the level of attainment of the 2022 specified goals.

Name	Base Salary	Target % of Base Salary	% of Target Achieved	Performance-Based Incentive Payout
Gail McIntyre	$510,000	50%	105%	$267,750
Rudy Howard	$395,000	40%	105%	$96,358
Leonard Scott Dove	$385,000	40%	105%	$126,702
Vinay Shah	$381,924	40%	0% (1)	$0 (1)

(1)	Incentive awards are not earned or vested until they are awarded and paid. As the employee resigned prior to 2022 incentive awards being awarded and paid, no incentive award was earned, awarded, or paid related to the employee's employment by Aravive, Inc. during 2022.

Long-Term Incentive Compensation

Equity incentives are a key component of our executive compensation program that the Compensation Committee believes motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock. During 2022, we granted equity awards in the form of stock options that vest over a four-year period. Our long-term, equity-based incentive awards are designed to align the interests of our named executive officers and our other employees, non-employee directors and consultants with the interests of our shareholders. Because vesting is based on continued service, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards.

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

In March 2022, Dr. Dove was granted stock options to purchase 200,000 shares at an exercise price of $1.89 per share upon his appointment as our Chief Operating Officer.

In June 2022, Mr. Howard was granted stock options to purchase 290,000 shares at an exercise price of $1.21 per share upon his appointment as our Chief Financial Officer. Upon resigning as Chief Financial Officer in June 2022 and per the terms of the separation agreement between Aravive, Inc. and Mr. Shah entered into on June 2, 2022, the vesting of Mr. Shah’s outstanding options to purchase a total of 403,207 shares was accelerated such that all such awards were fully vested on June 2, 2022.

In January 2023, the Compensation Committee approved and in February 2023, the Board awarded stock option grants to our named executive officers in conjunction with the Board’s review of the 2022 corporate goals.  Dr. McIntyre was granted stock options to purchase 700,000 shares at an exercise price of $1.67 per share. Mr. Howard and Dr. Dove were each granted stock options to purchase 400,000 shares at an exercise price of $1.67 per share.

Other Compensation

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

401(k) Plan

All of our employees, including our named executive officers, are eligible to participate in our 401(k) Plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Internal Revenue Code of 1986, as amended ("Code"). Pursuant to our 401(k) Plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $19,500 in 2022 (additional salary deferrals not to exceed $6,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) Plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us, to the extent the amounts are included in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) Plan currently does not offer the ability to invest in our securities.

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

Employment Offer Letters, Severance and Change in Control Arrangements

We have entered into employment offer letters with each of our named executive officers. The offer letters set forth the terms and conditions of employment, including the initial annual base salary, target bonus opportunity, equity compensation, severance benefits and eligibility to participate in our employee benefit plans and programs. There are no ongoing guarantees of increases to future compensation such as base salary increases. The offer letters are for an indefinite period of time and may be terminated by either party with or without cause and without advance notice. Our named executive officers were each required to execute our standard proprietary information and inventions agreement. The material terms of these employment offer letters are summarized below. These summaries are qualified in their entirety by reference to the actual text of the offer letters, which are filed as exhibits.

Gail McIntyre

Effective as of April 8, 2020, upon her appointment as our Chief Executive Officer, we entered into an amendment (the “2020 Amendment”) to the employment offer letter with Dr. McIntyre ("the McIntyre Offer Letter") that superseded the offer letter with Aravive Biologics that had been entered into in 2017 and amended in 2019 and 2020.  The 2020 Amendment provided among other things that Dr. McIntyre will serve as our President and Chief Executive Officer.  The 2020 Amendment, which was amended again in January 2021, January 2022 and February 2023 provided, among other things, (i) for an annual base salary of $415,000 for such service, which was increased to $$500,000 in January 2021, $510,000 in January 2022 and $560,000 in February 2023; (iii) a target bonus equal to 45% of Dr. McIntyre’s annual base salary, which was increased to 50% in January 2021; (iv) up to 12 months of salary continuation and reimbursement of COBRA coverage and a pro-rated portion of her year-end target bonus contingent upon corporate goals being met, if terminated for any reason other than Cause or Permanent Disability (as such terms are defined in the Offer Letter) and not in connection with a Change in Control (as such term is defined in the Offer Letter). Dr. McIntyre was also granted an option to purchase 80,000 shares of common stock vesting pro rata on a monthly basis over a four-year period.

On January 24, 2022, Dr. McIntyre was also granted an option to purchase 425,000 shares of our common stock with an exercise price of $2.18 per share and vesting pro rata on a monthly basis over a four- year period. In February 2023, Dr. McIntyre was also granted an option to purchase 700,000 shares of our common stock with an exercise price of $1.67 per share and vesting over a three year period with 50% with 50% vesting on the one-year anniversary of the date of grant and the remaining 50% vesting on a pro rata basis on a monthly basis over a two-year period commencing on the month following the one-year anniversary of the grant date.

Rudy Howard

Pursuant to the terms of an Offer Letter, dated June 2, 2022, that we  entered into with Mr. Howard (the “Howard Offer Letter”), Mr. Howard’s compensation for serving as our Chief Financial Officer includes: (i) an annual base salary of $395,000, which was increased to $412,775 in February 2023; (ii) an annual discretionary bonus targeted at 40% of his base salary, dependent on our achievement of objective and subjective criteria established by the Company’s Executive Chairman and approved by our Board; (iii) an option to purchase 290,000 shares of our common stock; and (iv) eligibility to participate in a number of Company-sponsored benefits, including its medical, dental and 401(k) plans, under the terms and conditions of the benefit plans that may be in effect from time to time. The stock options will have an exercise price equal to the fair market value of the Common Stock on the date of the grant, expire ten years after the date of the grant and will vest as follows: 25% of the shares subject to the options will vest twelve months after the date of the grant, and the remaining 75% of the shares subject to the options will vest in equal monthly installments over the next 36 months following the one-year anniversary of the date of grant, subject to Mr. Howard’s continued service to the Company. All compensation offered to Mr. Howard is subject to applicable tax withholdings. In February 2023, Mr. Howard was also granted an option to purchase 400,000 shares of our common stock with an exercise price of $1.67 per share and vesting over a three year period with 50% with 50% vesting on the one-year anniversary of the date of grant and the remaining 50% vesting on a pro rata basis on a monthly basis over a two-year period commencing on the month following the one-year anniversary of the grant date.

If terminated for any reason other than Cause or Permanent Disability and not in connection with a Change in Control (each as defined in the Offer Letter), Mr. Howard will be eligible for certain severance benefits, including the following: (i) up to 12 months of base salary continuation; (ii) reimbursement of COBRA coverage; (iii) 12 months accelerated vesting of the stock options award to Mr. Howard and (iv) up to 12 months post-termination to exercise any vested shares subject to such stock options.

If terminated in connection with a Change in Control, severance benefits will be those specified under our 2019 Equity Incentive Plan and the Company’s Change in Control Severance Plan), which provides specified severance benefits to certain eligible officers and employees of the Company. In addition, if during the twelve-month period commencing on the closing date of a Change in Control we terminate his employment for any reason other than Cause or Permanent Disability, all unvested equity awards will immediately vest, subject to certain restrictions. In addition, under the 2019 Equity Incentive Plan, if Mr. Howard is voluntarily terminated in connection with certain corporate transactions, including a Change in Control, Mr. Howard will be eligible for full accelerated vesting of his outstanding stock options.

Scott Dove

Pursuant to the terms of an offer letter that we entered with Dr. Dove, which was effective as of March 21, 2022 (the “Dove Offer Letter”), Dr. Dove’s compensation for services provided as our Chief Operating Officer includes: (i) an annual base salary of $385,000, which was increased in February 2023 to $405,000; (ii) eligibility to be considered for an annual discretionary incentive and retention bonus targeted at 40% of his annual base salary (pro-rated for the number of days worked in 2022), dependent on performance with respect to both corporate and individual goals, as determined by the Company’s Board of Directors; and (iii) an option to purchase 200,000 shares of our common stock. The stock options granted have an exercise price equal to the fair market value of the Common Stock on the date of the grant, expire ten years after the date of the grant and will vest as follows: 25% of the shares subject to the options will vest twelve months after the date of the grant, and the remaining 75% of the shares subject to the options will vest in equal monthly installments over the next 36 months following the one-year anniversary of the date of grant, subject to Dr. Dove’s continued service to us. All compensation offered to Dr. Dove is subject to applicable tax withholdings. The Dove Offer Letter also contains an Employee Confidential Information and Inventions Assignment Agreement. In February 2023, Mr. Howard was also granted an option to purchase 400,000 shares of our common stock with an exercise price of $1.67 per share and vesting over a three year period with 50% with 50% vesting on the one-year anniversary of the date of grant and the remaining 50% vesting on a pro rata basis on a monthly basis over a two-year period commencing on the month following the one-year anniversary of the grant date.

If terminated in connection with a Change in Control, severance benefits will be those specified under our 2019 Equity Incentive Plan and the Company’s Change in Control Severance Plan, which provides specified severance benefits to certain eligible officers and employees of the Company. In addition, if during the twelve-month period commencing on the closing date of a Change in Control we terminate his employment for any reason other than Cause or Permanent Disability, all unvested equity awards will immediately vest, subject to certain restrictions. In addition, under the 2019 Equity Incentive Plan, if Mr. Howard is voluntarily terminated in connection with certain corporate transactions, including a Change in Control, Mr. Howard will be eligible for full accelerated vesting of his outstanding stock options.

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

On March 26, 2020, we entered into an employment offer letter with Mr. Shah or the Shah Offer Letter that superseded the offer letter with Aravive Biologics and provides that Mr. Shah will serve as our Chief Financial Officer basis with compensation that included a base salary of $360,000, which was increased to $370,800 in January 2021 and further increased to $381,924 in January 2022 and a target bonus equal to 40% of Mr. Shah’s annual base salary. In addition, the Shah Offer Letter provides for severance payments upon certain conditions if we terminate his employment for any reason other than cause or permanent disability, and not in connection with a change in control and that upon a qualifying termination of employment in connection with a change of control, he would be entitled to certain severance payments and benefits, which are described below under “—Potential payments upon termination or change in control.”

Mr. Shah resigned as our Chief financial Officer effective June 2, 2022. On June 2, 2022, we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Shah pursuant to which he has agreed to provide consulting services to us from time to time. The Consulting Agreement has a term of four months unless sooner terminated. Mr. Shah may terminate the Consulting Agreement without cause at any time upon thirty (30) days’ prior written notice to Company. Either party may terminate the Consulting Agreement immediately in the event that the other party has materially breached the Consulting Agreement.

As compensation, the Company agreed to (i) make a cash payment of $44,557 payable on a monthly basis during the four-month consulting period; and (ii) reimburse all COBRA payments made by Mr. Shah for the benefits continuation during the consulting period.

Mr. Shah also entered into a separation agreement and release with the Company (the “Separation Agreement”) providing for (i) the payment to him of a total of $286,443 at the rate of $31,827 per month, less applicable withholding, for nine (9) months from the Company’s first regular payroll date following the date that is four months following the Effective Date (as defined in the Separation Agreement); (ii) reimbursement of COBRA payments for the lesser of (A) twelve (12) months commencing on the later of June 2, 2022 (the “Separation Date”) and four months from the date of the Consulting Agreement, or (B) until Mr. Shah commences new employment or substantial self-employment; (iii) the acceleration of the vesting of all shares subject to option awards such that all shares subject to the option awards will be vested; (iv) the extension of the period of time for which Mr. Shah has the right to exercise any vested shares until the earlier of (A) the expiration date of the options, (B) the tenth anniversary of the date of grant of the option, (C) thirty-six (36) months from the Separation Date; or (D) the occurrence of a Change in Control (as defined in the Company’s 2019 Equity Incentive Plan) unless assumed in a Change of Control transaction. The Separation Agreement also contains a non-disparagement obligation on both parties and a standard release of claims on the part of Mr. Shah.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Benefits Other Than in Connection With a Change in Control

The McIntyre Offer Letter provide that if we terminate any of their employment for any reason other than Cause or Permanent Disability (as defined in the Offer Letters), and not in connection with a change in control, if they (i) execute and do not revoke a release of claims within 60 days following the date of termination of employment with us and (ii) returns all of our property in his or her possession he or she will be entitled to (a) twelve months for  Dr. McIntyre of salary continuation payments (b) if he or she timely elects to continue her health insurance coverage under COBRA, we will pay a portion of him or her monthly COBRA premiums (at the same rate that we pay for active employees) for up to twelve months following the date he or she terminates employment with us (c) 12 months accelerated vesting of stock options and RSUs awarded to him or her and (d) up to 9 months post-termination to exercise any vested shares subject to such option. Mr. Howard’s Offer Letter provides that if he is terminated for any reason other than Cause or Permanent Disability and not in connection with a Change in Control (each as defined in the Howard Offer Letter), Mr. Howard will be eligible for certain severance benefits, including the following: (i) up to 12 months of base salary continuation; (ii) reimbursement of COBRA coverage; (iii) 12 months accelerated vesting of the stock options award to Mr. Howard and (iv) up to 12 months post-termination to exercise any vested shares subject to such stock options.

In addition, if terminated in connection with a change of control, severance benefits will be those specified under our 2019 Equity Incentive Plan and our Change in Control Severance Plan, which provides for specified severance benefits to certain eligible officers and employees of our company set forth below. In addition, if during the twelve-month period commencing on the closing date of a Change in Control we terminate his or her employment for any reason other than Cause or death or disability or he or she resigns for Good Reason, all unvested equity awards will immediately vest, subject to certain restriction. In addition, under the 2019 Equity Incentive Plan, if involuntarily terminated in connection with certain corporate transactions, including a change in control, Dr. McIntyre, Mr. Howard and Dr. Dove would be eligible for full accelerated vesting of her outstanding stock options and RSUs.

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

Under the severance plan, in the event of a participant’s involuntary termination without cause (and not due to death or disability) or if a participant resigns for good reason (as each terms is defined in the severance plan), if the participant in the severance plan (i) executes and does not revoke a release of claims within 60 days following the date he terminates employment with us and (ii) returns all of our property in his possession, he will be entitled to cash severance equal to the sum of his or her monthly base salary and monthly annual bonus target, multiplied by a severance multiplier, which is 15 in the case of the Chief Executive Officer and 12 in the case of the other C-Suite employees (which includes our named executive officers). In addition, following a qualifying termination, if a participant timely elects to continue his health insurance coverage under COBRA, we will pay a portion of his monthly COBRA premiums for a period of specified months following the date of termination.

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

If one of our named executive officers is entitled to severance benefits under the severance plan by virtue of a qualifying termination of employment within 12 months following a change in control, he would not be entitled to severance benefits under the terms of his or her offer letter.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. Each award issued to Dr. McIntyre, Mr. Howard, Dr. Dove, and Mr. Shah, set forth below is subject to accelerated vesting upon a qualifying termination of his employment, as described under “—Potential Payments Upon Termination or Change in Control.” Mr. Shah resigned from his position as our Chief Financial Officer, effective June 2, 2022.

OUTSTANDING EQUITY AWARDS AT December 31, 2022

		Option
		Awards (1)
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		options (#)	options (#)	Exercise	Expiration
Name	Grant Date	exercisable	unexercisable	Price ($)	Date
Gail McIntyre	6/15/2017 (3)	29,641	—	$0.66	6/14/2027
	12/14/2017 (3)	14,820	—	$0.90	12/13/2027
	3/20/2018 (3)	14,820	—	$0.90	3/19/2028
	2/28/2019 (2)	50,791	2,209	$5.83	2/27/2029
	1/22/2020 (2)	35,425	13,158	$10.84	1/21/2030
	4/8/2020 (2)	53,333	26,667	$6.16	4/7/2030
	1/25/2021 (2)	79,062	85,938	$5.95	1/24/2031
	1/24/2022 (2)	97,395	327,605	$2.18	1/23/2032
Rudy Howard	6/3/2022 (4)	—	290,000	$1.21	6/2/2032
Leonard Scott Dove	3/21/2022 (4)	—	200,000	$1.89	3/20/2032
Vinay Shah	10/01/2014 (5)	19,380		$0.24	9/30/2024
	6/15/2017 (5)	38,001		$0.66	6/1/2025
	12/14/2017 (5)	19,000		$0.90	6/1/2025
	3/20/2018 (5)	19,000		$0.90	6/1/2025
	2/28/2019 (5)	38,000		$5.83	6/1/2025
	1/22/2020 (5)	34,826		$10.84	6/1/2025
	1/25/2021 (5)	60,000		$5.95	6/1/2025
	1/24/2022 (5)	175,000		$2.18	6/1/2025

(1)	Except as otherwise indicated, vesting of all options is subject to continued service on the applicable vesting date.
(2)	1/48th of the shares subject to the option become exercisable monthly measured from the date of the grant.
(3)	The shares subject to these options vested in full upon the closing of the Merger and were assumed by us in the Merger.
(4)	The shares subject to the stock options vest over a four-year period as follows: 25% of the shares underlying the options vest on the one-year anniversary of the vesting start date, and thereafter 1/48th of the shares vest each month.
(5)	All options are fully vested. Options unvested on June 2, 2022 were modified on 6/2/2022 to immediately vest on the Separation date and for these options the right to exercise the options was extended until the earlier of (a) the expiration of the options, (b) the tenth anniversary of the date of grant of the option (c) thirty-six months from the Separation date; or (d) the occurrence of a Change in Control (as defined in the Company' 2019 Equity Incentive Plan) unless assumed in a Change of Control transaction.

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

DIRECTOR COMPENSATION

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In January 2020, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Korn Ferry, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which was the same peer group that the Compensation Committee used as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined at that time to maintain our non-employee director compensation policy at its then-current cash and equity compensation levels. These compensation levels were maintained until September 2020 when the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Korn Ferry, which assessed our then-current director compensation policy. In September 2020, the committee annual fees remained the same, the non-executive annual cash compensation was increased from $40,000 to $65,000, the cap for total compensation to be received by the chairperson was increased from $70,000 to $95,000, and the annual equity awards and new director awards were revised from a grant of an option to purchase 7,500 shares of common stock to a grant of an option to purchase shares of common stock having a grant date fair market value of $75,000. The fees remained the same for 2021 and 2022.

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of all of our current and former non-employee directors:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2022

	Fees Earned or	Option	Restricted Stock
Name	Paid in Cash ($)	Awards ($) (1)	Awards ($)	Total ($)
Fredric N. Eshelman, Pharm. D. (2)	$95,000	$75,000	—	$170,000
Amato Giaccia, Ph.D.	$87,500	$75,000	—	$162,500
Michael W. Rogers (3)	$92,500	$75,000	—	$167,500
Eric Zhang	$72,500	$75,000	—	$147,500
John A. Hohneker, M.D. (4)	$70,000	$75,000	—	$145,000
Peter T.C. Ho, M.D., Ph.D. (4)	$68,500	$75,000	—	$143,500
Sigurd C. Kirk (4)	$72,500	$75,000	—	$147,500

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

(2)	Dr. Eshelman was appointed Chairman of the Board on April 8, 2020 until his appointment as Executive Chairman of the Board on January 3, 2022.
(3)	Mr. Rogers was appointed as a director on September 15, 2020.
(4)	Dr. Hohneker, Dr Ho and Mr. Kirk were appointed directors on May 12, 2021.

The table below shows the aggregate number of option awards outstanding at fiscal year-end for each of our current and former non-employee directors.

Number of Shares
Subject to Outstanding
Options as of
Name	December 31, 2022
Fredric Eshelman, Pharm. D. (1)	146,630
Amato Giaccia, Ph.D. (2)	312,626
Michael Rogers (3)	149,886
Eric Zhang	155,592
John A. Hohneker, M.D. (4)	140,555
Peter T.C. Ho, M.D., Ph.D. (4)	140,555
Sigurd C. Kirk (4)	140,555

(1)	Dr. Eshelman was appointed Chairman of the Board on April 8, 2020 until his appointment as Executive Chairman of the Board on January 3, 2022.
(2)	Amounts in the director compensation table above for Dr. Giaccia include options assumed by us in the Merger that were issued by Aravive Biologics prior to the Merger.
(3)	Mr. Rogers was appointed as a director on September 15, 2020.
(4)	Dr. Hohneker, Dr. Ho and Mr. Kirk were appointed directors on May 12, 2021.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

Under our non-employee director compensation policy in effect during the year ended December 31, 2022, we paid each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the board of directors.

The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member for the year ended December 31, 2022 are as follows:

	Member Annual	Chairman Annual
	Service Retainer	Service Retainer
Board	$65,000	$30,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$12,500
Nominating and Corporate Governance Committee	$3,500	$10,000

The board of directors reviews the compensation of our non-employee directors from time to time to ensure that the amount and form of such compensation reflects the practices of the competitive market. In September 2020, the board of directors evaluated a competitive market analysis prepared by the Compensation Committee’s compensation consultant, Korn Ferry, which assessed our then-current director compensation policy. This analysis examined how our director compensation levels, practices, and design features compared to the constituent members of our compensation peer group, which is the same peer group that we use as a reference when setting executive compensation. Based on this analysis, as well as its consideration of our financial performance, general market conditions, and the interests of our stockholders, the board of directors determined to to provide the cash compensation set forth above and the equity compensation described below.

On the date of each annual meeting of stockholders held, each non-employee director that continues to serve as a non-employee member on the board of directors will receive options to acquire shares of common stock having a fair value on the grant date of $75,000, vesting 1/12th per month with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholder. The exercise price of such options will equal the fair market value of our common stock on the date of grant. All new non-employee directors are also awarded a new non-employee director award of options to acquire shares of common stock having a fair value on the grant date of $75,000, vesting monthly over 36 months.   For any new non-employee director who joins the board of director at a time other than at the annual stockholder meeting, then, in addition to the new non-employee director grants, such  directors  will receive an option to purchase  shares of common stock, such number of shares of common stock equity equal to the product of the (i) number of shares of common stock having a grant date fair value of $75,000 and (ii) a fraction with (x) a numerator equal to the number of days between the date of the director’s initial election or appointment to the board of directors and the date which is the first anniversary of the date of the most recent annual stockholder meeting occurring before the director is elected or appointed to the board of directors, and (y) a denominator equal to 365. In each case, vesting of the award is subject to the director’s continuous service on each vesting date. This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders in accordance with the terms of the policy. On September 23, 2022 we issued an option to each of Dr. Eshelman, Dr. Giaccia, Mr. Rogers, Mr. Zhang, Dr. Ho, Dr. Hohneker and Mr. Kirk to purchase 97,063 shares of our common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 10, 2023 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% stockholders other than executive officers and directors:
Eshelman Ventures, LLC (2)	42,684,225	55.43%
Invus Public Equities, L.P and its affiliated entities (3)	6,132,553	9.99%
Entities affiliated with BVF Partners (4)	3,908,320	6.4%
Entities affiliated with Baker Bros. Advisors, L.P. (5)	4,586,404	7.5%
Named Executive officers and directors:
Fredric N. Eshelman, Pharm. D. (6)	42,790,412	55.49%
Amato Giaccia, Ph.D. (7)	1,757,599	2.9%
Michael W. Rogers (8)	107,361	*
Eric Zhang (9)	2,061,989	3.4%
Rudy Howard (10)	21,740	*
Gail McIntyre (11)	558,887	*
Robert B. Geller (12)	—	*
Leonard Scott Dove (13)	54,166	*
Peter T.C. Ho, M.D., Ph.D. (14)	204,673	*
John A. Hohneker, M.D. (15)	94,967	*
Sigurd C. Kirk (16)	94,967	*
Vinay Shah (17)	594,049	1.0%
All current executive officers and directors as a group (11 persons) (18)	47,746,761	60.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 59,844,850 shares outstanding on March 10, 2023, adjusted as required by rules promulgated by the SEC. Beneficial ownership of shares is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options that are exercisable within 60 days of March 10, 2023 are deemed outstanding for computing the percentage of ownership of the person holding such options. Shares of Common Stock issuable upon exercise of the Warrants issued in the Private Placement and other financing are deemed outstanding for computing the percentage of ownership of the person holding such Warrants. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aravive, Inc., River Oaks Tower, 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

(2)

Information for Eshelman Ventures, LLC is based upon a Schedule 13D/A filed with the SEC on November 3, 2022. Consists of: (i) 25,517,889 shares of Common Stock directly held by Eshelman Ventures, LLC, an entity wholly owned by Dr. Eshelman; (ii) 860,216 shares of Common Stock issuable upon exercise of the March Warrants 2; and (iii) 16,306,120 shares of Common Stock issuable upon exercise of the October Warrants. The address for Eshelman Ventures, LLC is 319 North 3rd Street, Suite 301, Wilmington, North Carolina 28401.

(3)	Information is based upon a Schedule 13G/A filed with the SEC on February 13, 2023 by Invus Public Equities, L.P (“Invus Public Equities”), Invus Public Equities Advisors, LLC (“Invus PE Advisors”), Artal International S.C.A (“Artal International”), Artal International Management S.A. (“Artal International Management”), Artal Group S.A. (“Artal Group”), Westend S.A.(“Westend”), Stichting Administratiekabntoor Westland (“Stichting”)and Mr. Amaury Wittouck (“Wittouck”). Invus Public Equities directly holds 4,572,515 shares of Common Stock and October Warrants to purchase an additional 7,609,522 shares of common stock, subject to a 9.99% beneficial ownership limitation in the warrants. As a result, as of December 31, 2022, Invus Public Equities and its affiliated entities listed above beneficially owned an aggregate of 6,132,553 shares of Common Stock, consisting of (i) 4,572,515 shares of Common Stock and (ii) 1,560,038 shares of Common Stock issuable upon exercise of certain of the October Warrants. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and accordingly may be deemed to beneficially own the shares of Common Stock held by Invus Public Equities. The Geneva branch of Artal International, as the managing partner of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the shares of Common Stock that Invus PE Advisors Artal International Management, as the managing partner of Artal International, controls Artal International and, accordingly, may be deemed to beneficially own the shares of Common Stock that Artal International may be deemed to beneficially own. Artal Group, as the sole stockholder of Artal International Management, controls Artal International Management and, accordingly, may be deemed to beneficially own the shares of Common Stock that Artal International Management may be deemed to beneficially own. Westend, as the parent company of Artal Group, controls Artal Group and, accordingly, may be deemed to beneficially own the shares of Common Stock that Artal Group may be deemed to beneficially own. The Stichting, as majority shareholder of Westend, controls Westend and, accordingly, may be deemed to beneficially own the shares of common stock that Westend may be deemed to beneficially own. Mr. Wittouck, as the sole member of the board of the Stichting, controls the Stichting and, accordingly, may be deemed to beneficially own the shares of common stock that the Stichting may be deemed to beneficially own. The address for Invus Public Equities and Invus PE Advisors is 750 Lexington Avenue, 30th Floor, New York, New York 10022. The address for Artal International, Artal International Management and Artal Group, Westend is Valley Park, 44, Rue de la Vallée, L-2661, Luxembourg. The address for Stichting is Claude Debussylaan, 46, 1082 MD Amsterdam, The Netherlands. The address for Wittouck is Valley Park, 44, Rue de la Vallée, L-2661, Luxembourg.

(4)

Information is based on a Schedule 13G filed with the SEC on November 7, 2023 by Biotechnology Value Fund, L.P. (“BVF”), BVF I GP LLC (“BVF GP”), Biotechnology Value Fund II, L.P.(BVF 2”), BVF II GP LLC (“BVF 2 GP”), Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), BVF Partners OS Ltd. (‘Partners OS”) , BVF GP Holdings LLC (“BVF GPH”), BVF Partners L.P. (‘Partners”), BVF Inc., and Mark N. Lampert (“Lampert”) (BVF, BVF GP, BVF 2, BVF 2 GP, Trading Fund OS, Partners OS,  BVF GPH, Partners, BVF Inc. and Lampert collectively, the “BVF Affiliates”). As of the close of business on November 7, 2022 (i) BVF beneficially owned 3,908,320 shares of Common Stock including 1,324,744 shares of Common Stock underlying certain October Pre-Funded Warrants held by it and excluding 1,961,882 shares of common stock underlying certain October Pre-Funded Warrants held by it; (ii) BVF2 beneficially owned 1,961,528 shares of Common Stock, excluding 2,495,477 shares of Common Stock underlying the October Pre-Funded Warrants held by it; and (iii) Trading Fund OS beneficially owned 191,368 shares of Common Stock, excluding 243,461 shares of Common Stock underlying the October Pre-Funded Warrants held by it. BVF GP, as the general partner of BVF, may be deemed to beneficially own the 3,908,320 shares of Common Stock beneficially owned by BVF. BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the 1,961,528 shares of Common Stock beneficially owned by BVF2.  Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 191,368 shares of Common Stock beneficially owned by Trading Fund OS. BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 5,869,848 shares of Common Stock beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 6,109,058 shares of Common Stock  beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and held in a certain Partners managed account (the “Partners Managed Account”), including 47,842 shares of Common Stock held in the Partners Managed Account, which excludes 60,865 shares of Common Stock underlying the October Pre-Funded Warrants held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 6,109,058 shares of Common Stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 6,109,058 shares of Common Stock beneficially owned by BVF Inc. The October Pre-Funded Warrants and the October Warrants are subject to a 9.99% beneficial ownership limitation in the October Warrants The address for Biotechnology Value Fund, L.P., BVF I GP LLC, Biotechnology Value Fund II, L.P., BVF II GP LLC, BVF GP Holdings LLC, BVF Partners L.P., BVF Inc., and Mark N. Lampert is 44 Montgomery St., 40Th Floor, San Francisco, California 94104. The address for Biotechnology Value Trading Fund OS LP and BVF Partners OS Ltd.is PO Box 309 Ugland House, Grand Cayman, KY1-1104.

(5)	Information is based on a Schedule 13G filed with the SEC on February 14, 2023 by Baker Bros. Advisors LP (the “Adviser”), Baker Bros. Advisors (GP) LLC (the “Adviser GP”), Felix J. Baker and Julian C. Baker (collectively, the “Baker Brothers Reporting Persons”). 667, L.P. and Baker Brothers Life Sciences, L.P. (collectively, the “Funds”) own 447,661 and 4,138,743, shares of our Common Stock, respectively. The Funds also hold October Warrants to purchase an aggregate of 4,586,404 shares of Common Stock, subject to a 4.99% beneficial ownership limitation in the October Common Stock Warrants and a 7.5% beneficial ownership limitation in the October Pre-Funded Warrants. Pursuant to the management agreements, as amended, among the Adviser, the Funds and their respective general partners, the Funds’ respective general partners relinquished to the Adviser all discretion and authority with respect to the investment and voting power of the securities held by the Funds, and thus the Adviser has complete and unlimited discretion and authority with respect to the Funds’ investments and voting power. The Adviser GP is the sole general partner of the Adviser. The Adviser GP, Felix J. Baker and Julian C. Baker as managing members of the Adviser GP, and the Adviser may be deemed to be beneficial owners of securities of the Issuer directly held by the Funds. The business address for Baker Brothers Reporting Persons is 860 Washington Street, 3rd Floor, New York, New York 10014.

(6)	Includes 106,187 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023, 860,216 shares of Common Stock issuable upon exercise of the March Warrants, and 16,306,120 shares of Common Stock issuable upon exercise of the October Warrants.

(7)

Includes an aggregate of 272,183 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023 and 271,768 shares of Common Stock issuable upon exercise of the October Warrants.

(8)	Includes an aggregate of 107,361 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023.

(9)

Includes an aggregate of 115,149 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023 and 543,537 shares of Common Stock issuable upon exercise of the October Warrants.

(10)

Includes an aggregate of 0 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023 and 10,870 shares of Common Stock issuable upon exercise of the October Warrants.

(11)

Includes an aggregate of 439,044 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023 and 54,353 shares of Common Stock issuable upon exercise of the October Warrants.

(12)	Includes an aggregate of 0 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023.

(13)	Includes an aggregate of 54,166 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023.

(14)

Includes an aggregate of 94,967 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023 and 54,353 shares of Common Stock issuable upon exercise of the October Warrants.

(15)	Includes an aggregate of 94,967 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023.

(16)	Includes an aggregate of 94,967 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023.

(17)	Includes an aggregate of 403,207 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 10, 2023.

(18)	Consists of 28,266,553 shares held by the directors and current executive officers, an aggregate of 1,378,991 shares issuable pursuant to stock options exercisable within 60 days of March 10, 2023 and 18,101,217 shares of Common Stock issuable upon exercise of the March and October Warrants.

The following table presents information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2014 Plan, the 2019 Plan and the 2014 Employee Stock Purchase Plan. We do not maintain any equity incentive plans that have not been approved by shareholders.

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities		compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price	reflected in
	outstanding	of outstanding	column (a))
Plan Category	options (a)	options (b)	(c)
Equity Compensation Plan approved by security holders (1)
2014 Equity Incentive Plan	120,091	$5.26	—
2014 Employee Stock Purchase Plan	—	—	327,496
2019 Equity Incentive Plan	3,621,973	$2.89	673,591
Total	3,742,064	$2.97	1,001,087

(1)

This table does not present information regarding equity awards under the Aravive Biologics, Inc. 2010 Equity Incentive Plan and the Aravive Biologics, Inc. 2017 Equity Incentive Plan that were assumed by us in connection with the Merger. As of December 31, 2022, an additional 828,368 shares of our common stock were subject to options outstanding that were assumed in the Merger.

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

In addition, we have established a Related Party Transactions Committee to review any transaction or series of transactions between our company and our directors or any entity controlled by a director or under common control with a director (an “Affiliate”) in which we pay or receive in excess of $1 million (a “Transaction”). The Related Party Transactions Committee is comprised solely of directors who are neither participating in the Transaction nor having an Affiliate participate in the Transaction.

CERTAIN RELATED-PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2021 and all currently proposed transactions, to which we have been a participant, in which:

•	the amounts exceeded or will exceed $120,000; and

•

any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than as set forth under “Executive Compensation” and “Director Compensation”.

On December 31, 2020, we entered into a consulting agreement (the “Consulting Agreement”) with Dr. Tabibiazar pursuant to which he has agreed to provide consulting services to us from time to time. The Consulting Agreement has a one-year term and automatically renews for successive one-year periods unless sooner terminated (the “Term”). The Consulting Agreement may be terminated by either party at any time without cause upon fifteen (15) days’ written notice. As compensation, we agreed to amend the terms of Dr. Tabibiazar’s option grants issued under our equity compensation plan(s) to extend the exercisability date of each option until the earlier of (1) one year following the termination by either Dr. Tabibiazar or us of the Consulting Agreement and (2) the latest date on which the options expire as set forth in the applicable award agreements. In addition, Dr. Tabibiazar has agreed not to (A) offer for sale, sell, pledge or otherwise transfer or dispose of any our securities, or securities convertible into or exercisable or exchangeable for shares of our common stock, (B) to enter into any swap or other derivate transaction that transfers any of the economic benefits or risks of ownership of shares of our common stock or (C) to publicly disclose his intention to do any of the foregoing until April 5, 2021.

On February 12, 2021, we entered into the Purchase Agreement, with Eshelman Ventures relating to the issuance and sale of 2,875,000 shares of the Company’s common stock at a price per share of $7.29. The Offering closed on February 18, 2021 and we received aggregate gross proceeds from the Offering of approximately $21.0 million.

In January 2022, we entered into and closed an investment agreement with Eshelman Ventures relating to the issuance of a pre-funded warrant to purchase up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of our common stock on the Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million. We also agreed to register for resale the shares and the issuance of the shares of common stock underlying the pre-funded warrants, which registration statement was declared effective on  January 18, 2022 .

In March 2022, we entered into a securities purchase agreement with one institutional investor.  We also entered into a securities purchase agreement with Eshelman Ventures in the offering pursuant to which we issued to Eshelman Ventures, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (i) 860,216 shares of our common stock, $0.0001 par value per share, and (ii) five-year warrants to purchase up to 860,216 additional shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $2.325 per share. The exercise price of the accompanying warrants is $2.20, which was the consolidated closing bid price of our common stock on the Nasdaq on December 31, 2021.  The aggregate proceeds from this securities purchase agreement with Eshelman Ventures was $2 million.

On October 24, 2022, we engaged in a private placement transaction (the “October Private Placement”) and entered into a securities purchase agreement (the “October Purchase Agreement”) with several institutional accredited investors (the “Investors”) and with Eshelman Ventures, LLC (“Eshelman Ventures”) and Dr. Giaccia, Dr. McIntyre. Dr. Ho, Mr. Howard and Mr. Zhang (the “Insiders” and together with Eshelman Ventures, the “Insider Investors”), pursuant to which we issued to Eshelman Ventures, Dr. Giaccia, Dr. McIntyre. Dr. Ho, Mr. Howard, and Mr. Zhang 16,306,120, 271,768, 54,353, 54,353, 10,870, and 543,537 shares of our common stock and accompanying Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase 16,306,120, 271,768, 54,353, 54,353, 10,870, and 543,537 shares of our common stock. The combined purchase price of each share of common stock and accompanying Warrants was $0.9199. The per share exercise price of the Warrants is $0.7949.The price per share and accompanying warrants being sold to the Insider Investors is based in part upon the consolidated closing bid price reported on the Nasdaq Global Select Market on October 24, 2022. The last reported closing price of the Common Stock on the Nasdaq Global Select Market on October 24, 2022 and the consolidated closing bid price reported on the Nasdaq Global Select Market on October 24, 2022 were the same price ($0.7949).

In connection with the October Private Placement, we entered enter into a registration rights agreement (the “Registration Rights Agreement”) with the Insider Investors, pursuant to which we agreed to register for resale the shares and the issuance of the shares of common stock underlying the Warrants, which registration statement was declared effective on  November 28, 2022 .

Since January 1, 2021, there have been no transactions other than the transactions described above, the compensation arrangements which are described under “Executive Compensation” and “Director Compensation” and the entry into our standard form of indemnification agreements described below with directors and executive officers, and there are no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest.

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

Independence of the Board of Directors

The board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Dr. McIntyre, due to her position as Chief Executive Officer of our company, is “independent” as that term is defined under the rules of Nasdaq. As a result, Dr. Giaccia, Dr. Ho, Dr. Hohneker, Mr. Kirk Mr. Rogers, and Mr. Zhang are deemed to be “independent” as that term is defined under the rules of Nasdaq. See the section of this Annual Report on Form 10-K entitled “Item 10. Directors, Executive Officers and Corporate Governance— Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by BDO USA, LLP ("BDO") during the year ended December 31, 2022 and December 31, 2021:

	Fiscal Year Ended
	2022	2021
	(in thousands)
Audit Fees (1)	$388	$254
Audit-Related Fees (2)	—	—
Tax Fees (3)	49	34
All Other Fees (4)	20	—
Total Fees	$457	$288

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

(2)	None.
(3)	Tax fees include fees billed in the fiscal periods shown for professional services for tax compliance.
(4)	Fees associated with our section 382 study.

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

The Audit Committee has determined that the rendering of non-audit services by BDO in 2022 and 2021 is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, the 2022 Annual Report on Form 10-K.

ITEM 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Aravive, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aravive, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Collaboration and License Agreement

As described in Notes 2 and 5 to the Company’s consolidated financial statements, on November 6, 2020 the Company entered into the 3D Medicines Agreement (the “Agreement”) whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases in certain territories. The Company assessed the Agreement in accordance with Accounting Standards Codification 606 - Revenue from Contracts with Customers and identified the following performance obligations: 1) license to intellectual property, and 2) research and development services, including conducting clinical trials.  The Company recognizes revenue related to the research and development services based on the Company’s estimate of total consideration to be received for such services and the pattern in which the Company performs the services. The pattern of performance is generally determined to be the amount of incurred costs related to the service portion of the contract with the customer as a percentage of total expected costs associated with the service portion of the contract. The Company recognized revenue of $6.3 million relating to the research and development services for the year ended December 31, 2022.

We have identified management’s estimate of the total expected costs associated with the research and development services provided under the Agreement as a critical audit matter. Estimation of the total expected costs requires management to make judgments with respect to future development costs, including costs related to performing the product candidate’s Phase III clinical trial. Auditing management’s estimates with respect to the total expected costs required increased auditor judgment due to the inherent uncertainty involved in the clinical development process.

The primary procedures we performed to address this critical audit matter included:

●

Assessing management’s estimate of the total expected costs for the Phase III clinical trial through a review of third-party evidence supporting estimated costs of the clinical trial based on the number of patients included in the trial as well as through discussions with the Company’s clinical development professionals who are knowledgeable about the current progression of the product candidate through clinical development.

●

Reviewing meeting minutes and development updates from Board of Director meetings as well as review of communications with manufacturing partners and clinical research organizations for consistency with information used by management to estimate the total expected costs.

Warrant Accounting

As described in Notes 2, 4 and 8 to the Company’s consolidated financial statements, in connection with a January 2022 investment agreement, the Company issued pre-funded warrants to purchase up to 4,545,455 shares of the Company’s common stock.  In March 2022, the Company closed a registered direct offering pursuant to which the Company issued pre-funded warrants to purchase up to 1,665,025 shares of the Company’s common stock and common stock warrants to purchase up to 4,850,241 shares of the Company’s common stock. In an October 2022 private placement, the Company issued pre-funded warrants to purchase 15,870,199 shares of the Company’s common stock and common stock warrants to purchase 45,178,811 shares of the Company’s common stock. Pursuant to the terms of the respective warrant agreements, the January pre-funded warrants and the October common stock warrants were classified as derivative liabilities upon issuance. The March pre-funded warrants and common stock warrants and the October pre-funded warrants were classified in stockholders’ equity upon issuance.

We identified the determination of the balance sheet classification of the pre-funded warrants and common stock warrants as a critical audit matter. Determination of the balance sheet classification of each series of warrants required evaluation of the complex terms and features of the warrants and the impact of those features on the accounting classification.  Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of auditor effort required, including the involvement of professionals with specialized skills and expertise.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the terms and features included in the respective pre-funded and common stock warrant agreements and other relevant agreements to determine their impact on the balance sheet classification of the warrants.

●

Utilizing professionals with specialized knowledge and experience in accounting for complex debt and equity instruments to assist in the application of the relevant authoritative accounting guidance to the terms and features of the pre-funded and common stock warrants issued.

Clinical Trial Accruals

As described in Notes 2 and 3 to the Company’s consolidated financial statements, the Company had accrued clinical expenses of $4.7 million as of December 31, 2022 included within accrued liabilities on the consolidated balance sheet. The Company estimates clinical trial expenses based on the services performed, pursuant to contracts with research institutions and Clinical Research Organizations (“CRO”) that conduct and manage clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period.

We identified the clinical trial accruals as a critical audit matter due to the significant amount of management judgment required to estimate the progress toward completion of specific tasks that is dependent upon data and information provided by internal clinical personnel and third-party service providers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s process for estimating the clinical accrued liabilities and confirming certain amounts due directly with the Company’s CROs.

●

Evaluating the Company's estimates of the clinical activities completed through the balance sheet date for certain clinical trial studies by (i) inspecting a sample of original contract terms change orders and the expected timeline for the related study, (ii) obtaining third party information detailing site visit activity, and (iii) evaluating the completeness of the accrued liabilities against invoices received prior and subsequent to the balance sheet date to determine proper consideration in the estimation of the accrual.

●

Evaluating certain of the Company’s estimated clinical accrued liabilities for consistency with publicly available information, including press releases and investor presentations, and Board of Directors’ materials as well as inquiring of clinical personnel and certain members of management to gain an understanding of the status of significant on-going clinical trials.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

March 15, 2023

ARAVIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

Assets
Current Assets
Cash and cash equivalents	$53,689	$59,424
Prepaid expenses and other current assets	4,281	3,321
Total current assets	57,970	62,745
Restricted cash	2,445	2,431
Property and equipment, net	270	400
Operating lease right-of-use assets	1,462	2,207
Other assets	6	4
Total assets	$62,153	$67,787
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,765	$2,657
Accrued liabilities	6,738	8,416
Operating lease obligation, current portion	2,195	2,297
Current portion of deferred revenue	4,414	4,571
Total current liabilities	22,112	17,941
Deferred revenue, net of current portion	621	3,548
Operating lease obligation, net of current portion	1,882	4,076
Warrant liability	26,881	—
Total liabilities	51,496	25,565
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 59,844,850 and 21,039,594 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	6	2
Additional paid-in capital	626,778	582,025
Accumulated deficit	(616,127)	(539,805)
Total stockholders' equity	10,657	42,222
Total liabilities and stockholders’ equity	$62,153	$67,787

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2022	2021
Revenue
Collaboration revenue	$9,137	$7,442
Total revenue	9,137	7,442
Operating expenses
Research and development	66,938	37,541
General and administrative	13,036	10,550
Total operating expenses	79,974	48,091
Loss from operations	(70,837)	(40,649)
Other income (expense), net:
Interest income	653	37
Change in fair value of warrant liability	(8,981)	—
Other income, net	2,843	1,461
Total other income (expense), net	(5,485)	1,498
Net loss	$(76,322)	$(39,151)
Net loss per share - basic and diluted	$(2.10)	$(1.95)
Weighted-average common shares used to compute basic and diluted net loss per share	36,372	20,070

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	16,481,099	$2	$548,707	$(500,654)	$48,055
Issuance of common stock upon exercise of options	219,109	—	308	—	308
Issuance of common stock under employee benefit plans	31,759	—	120	—	120
Issuance of common stock in direct offering, net of issuance costs of $98	2,875,000	—	20,866	—	20,866
Issuance of common stock in at the market offering, net of issuance costs of $250	1,432,627	—	9,767	—	9,767
Stock-based compensation	—	—	2,257	—	2,257
Net loss	—	—	—	(39,151)	(39,151)
Balances at December 31, 2021	21,039,594	2	582,025	(539,805)	42,222
Issuance of common stock under employee benefit plans	46,185	—	43	—	43
Issuance of common stock and common stock warrants in registered direct offering, net of issuance costs of $706	3,185,216	—	9,291	—	9,291
Issuance of common stock in at the market offering, net of issuance costs of $3	54,763	—	123	—	123
Issuance of common stock upon exercise of pre-funded warrants	6,210,480	1	8,592	—	8,593
Issuance of common stock and common stock warrants in private placement financing, net of issuance costs of $921	29,308,612	3	24,144	—	24,147
Stock-based compensation	—	—	2,560	—	2,560
Net loss	—	—	—	(76,322)	(76,322)
Balances at December 31, 2022	59,844,850	$6	$626,778	$(616,127)	$10,657

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(76,322)	$(39,151)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	886	974
Stock-based compensation expense	2,560	2,257
Warrant issuance costs	728	—
Warrant liability fair value adjustment	8,981	—
Changes in assets and liabilities
Prepaid expenses and other assets	(962)	(2,167)
Accounts payable	6,108	157
Deferred revenue	(3,084)	1,804
Accrued and other liabilities	(3,974)	3,949
Net cash used in operating activities	(65,079)	(32,177)
Cash flows from investing activities
Purchase of property and equipment	(11)	—
Net cash used in investing activities	(11)	—
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	43	120
Proceeds from issuance of common stock in connection with exercise of options	—	308
Proceeds from issuance of common stock and common stock warrants in direct offering, net of issuance costs	19,171	20,866
Proceeds from issuance of common stock and common stock warrants in private placement financing, net of issuance costs	40,032	—
Proceeds from issuance of common stock in at the market offering	123	9,767
Net cash provided by financing activities	59,369	31,061
Net change in cash, cash equivalents, and restricted cash	(5,721)	(1,116)
Cash, cash equivalents, and restricted cash at beginning of period	61,855	62,971
Cash, cash equivalents, and restricted cash at end of period	$56,134	$61,855
Supplemental disclosure of noncash items
Warrant liability reclass to additional paid-in-capital upon warrant exercise	8,590	—

The accompanying notes are an integral part of these consolidated financial statements.

ARAVIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive Biologics, Inc. (“Aravive Biologics”), the Company's wholly owned subsidiary, was incorporated in 2007. Aravive is a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

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

In August 2021, the Company received a $3 million development milestone payment from 3D Medicines based on the Center for Drug Evaluation ("CDE") of the China National Medical Products Administration ("NMPA") approval of the Investigational New Drug application ("IND") submitted by 3D Medicines to participate in the Company’s international batiraxcept Phase 3 PROC clinical trial.

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

The accompanying financial statements are consolidated for the years ended December 31, 2022 and 2021 and include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses and negative cash flows from operations. At December 31, 2022, the Company had an accumulated deficit of $616.1 million and working capital of $35.9 million. The Company expects to continue to incur losses from costs related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of December 31, 2022, the Company had a cash and cash equivalents balance of $53.7 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful in raising capital in the future or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company  may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company  may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

On November 10, 2022, the Company received notification from the Nasdaq Listing Qualifications Staff (the “Staff”) that the Company had regained compliance with the Nasdaq Stock Market Listing Rules. The Staff has determined that for 11 consecutive business days, from October 27, 2022 to November 10, 2022, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance and this matter is now closed.

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

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations (the "CDMOs"), with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In addition, the Company is dependent upon third-party suppliers for the materials needed to construct its cGMP facility as well as the equipment that will be needed to run the facility.

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and 2021 the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

Warrant Liability

Warrants for the purchase of shares of common stock issued in connection with the January 2022 financing (the “January 2022 Warrants”) were classified as derivative liabilities on the consolidated balance sheets as of March 31, 2022 because the warrants were not indexed to the Company's own common stock.  On April 1, 2022, the warrants were exercised and converted to equity.  The warrants were reclassified to additional paid-in-capital at their fair value on the warrant exercise date of April 1, 2022, with the change in estimated fair value during the period recognized as a component of other income (expense), net in our statement of operations and reflected accordingly in the reconciliation of net loss to net cash used in operating activities.

Warrants for the purchase of shares of common stock issued in connection with the October 2022 financing (the “October 2022 Warrants”) were classified as  liabilities on the consolidated balance sheets as of December 31, 2022, because the Company did not have enough authorized shares to cover the outstanding warrants, if exercised.. The change in estimated fair value during the period was recognized as a component of other income (expense), net in our statement of operations and reflected accordingly in the reconciliation of net loss to net cash used in operating activities.

The Company estimated the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date. The Company used the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. Refer to Note 4.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets during the year ended December 31, 2022.

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

The Company’s financial instruments consist of Level 1 assets as of December 31, 2022 and 2021 and Level 3 liabilities as of December 31, 2022. Level 1 securities are comprised of highly liquid money market funds. Level 3 liabilities are comprised of warrant liabilities.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2022 and 2021, and the effect of the Company's common stock equivalents is anti-dilutive, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

License to intellectual property

The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. The license provides a customer with the right to further research, develop and commercialize internally-discovered or collaborated drug candidates, or the right to use batiraxcept to further research, develop and commercialize customer drug candidates. The consideration the Company receives is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when the Company transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancellable.

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

Contracts with Multiple Performance Obligations

The Company’s collaboration and license agreement with its customers contains multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The estimated standalone selling price is based on the adjusted market assessment approach including estimated present value of future cash flows and cost-plus margin approach, taking into consideration the type of services, estimates of hourly market rates, and stage of the development.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. Adoption of the ASUs is on a modified retrospective basis. The Company plans to adopt this ASU on January 1, 2023. The Company does not expect that the adoption of this new standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	December 31,
	2022	2021
Clinical	$4,196	$3,288
Lease receivable	85	33
Total	$4,281	$3,321

Property and equipment, net (in thousands)

	December 31,
	2022	2021
Equipment and furniture	$1,441	$1,430
Buildings, leasehold and building improvements	2,673	2,673
	4,114	4,103
Less: Accumulated depreciation and amortization	(2,840)	(2,699)
Accumulated impairment loss	(1,004)	(1,004)
Property and equipment, net	$270	$400

Depreciation expense was approximately $0.1 million for the years ended December 31, 2022 and 2021.

Accrued liabilities (in thousands)

	December 31,
	2022	2021
Payroll and related	$1,930	$1,397
Clinical	4,730	6,727
Sublease prepayment	—	227
Professional services	78	50
Other	—	15
Total	$6,738	$8,416

4. Fair Value Measurements

The Company’s warrant liability for the January 2022 warrants, which was classified as a derivative liability on the consolidated balance sheet as of March 31, 2022, contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date and was classified as a Level 3 input. Accordingly, the Company’s warrant liability was measured at fair value on a recurring basis using unobservable inputs at each reporting period. On April 1, 2022, the warrants were exercised and converted to equity.  The warrants were reclassified to additional paid-in-capital at their fair value on the warrant exercise date of April 1, 2022, with the change in estimated fair value during the period being recognized as a component of other income (expense), net in our statement of operations. Refer to Note 2.

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

The Company’s financial instruments consist principally of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities. The following financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair value.  The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$52,905	$52,905	$—	$—
Liabilities
Warrant liability	$26,881	$—	$—	$26,881

	Fair Value Measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$49,217	$49,217	$—	$—

Warrant Liability

The Company’s warrant liability for the October 2022 warrants which was classified as a derivative liability on the consolidated balance sheet as of December 31, 2022 contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date and was classified as a Level 3 input. Accordingly, the Company’s warrant liability was measured at fair value on a recurring basis using unobservable inputs at each reporting period. Refer to Note 2.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The fair value of the common share has been adjusted for a discount for lack of marketability due to the uncertainty and timing of obtaining shareholder approval to increase our authorized number of common shares. For warrants that do not have a fixed termination date, the expected terms represent the periods that the warrants are expected to be outstanding based upon managements' estimate. The risk-free interest rates are based on the U.S. Constant Maturity treasury curve commensurate with the time outstanding. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities are estimated by our historical volatility over a similar time period.

The assumptions used in calculating the estimated fair value at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

At December 31, 2022, the Company estimated the fair values of the financial liability arising from the October 2022 Warrants using the following weighted average assumptions:

October 2022 Warrants
December 31, 2022
Expected term (in years)	1.9
Expected volatility	49.9%
Risk-free interest rate	4.48%
Expected dividend yield	0.00%
Fair value of common share	$1.25
Exercise price	$0.7949

The following table provides a summary of changes in the estimated fair value of the Company’s warrant liability (in thousands):

	January 2022 Warrants	October 2022 Warrants
Balance at January 1, 2022	$—	$—
Issuance of warrants	10,000	—
Change in fair value	(1,228)	—
Balance at March 31, 2022	8,772	—
Issuance of warrants	—	16,490
Change in fair value	(182)	10,391
Reclass to additional paid-in-capital upon exercise	(8,590)	—
Balance at December 31, 2022	$—	$26,881

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.

5. Collaboration and License Agreement

On November 6, 2020, the Company entered into the 3D Medicines Agreement, whereby the Company granted 3D Medicines an exclusive license to develop and commercialize products that contain batiraxcept as the sole drug substance, for the diagnosis, treatment or prevention of human oncological diseases, in China, Taiwan, Hong Kong and Macau (the “Territory”).

Under the terms of the Agreement, the Company was paid $27 million (inclusive of $15 million in milestone payments) and is eligible to receive from 3D Medicines cash payments of up to an aggregate of $207 million (inclusive of the $27 million received) in clinical development, regulatory and commercial milestone payments. There can be no guarantee that any additional milestones will in fact be met. The Company is obligated to make certain payments to The Board of Trustees of Stanford University based on certain amounts received from 3D Medicines under the Agreement pursuant to the existing license agreement by and between the Company and Stanford, dated January 25, 2012, and as amended to date.

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

As of December 31, 2022, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.  The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $6.3 and $3.2 million related to the research and development services for the years ended December 31, 2022 and 2021, respectively. The Company recognized in revenue $2.8 million and $4.2 million related to the license of intellectual property for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had a contract liability balance of approximately $5.0 million of which approximately $4.4 million is classified as current and approximately $0.6 million is classified as long-term, consisting of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $5.3 million for the year ended December 31, 2022 related to the contract liability balance of $8.1 million as of December 31, 2021. As of December 31, 2022, the service period for the future research and development services is expected to occur over the next 2 years.

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

The Company’s rent expense including both short-term and variable lease components of $0.4 million associated with the facility leases was $1.8 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $3.0 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 7.62%, which approximates the Company’s incremental borrowing rate.

As of December 31, 2022, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2023	3,039
2024	2,620
2025	116
2026	30
Total future minimum lease payments	5,805
Less: discount	(1,728)
Total lease liabilities	$4,077

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with a subtenant (the “Subtenant”) for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the year ended December 31, 2022. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $2.9 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, cash received from the Subtenant was $2.8 million and $0.9 million, respectively, which amount was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of December 31, 2022, are as follows (in thousands):

Year Ending December 31,
2023	2,372
2024	2,029
Total	$4,401

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2022.

8. Common Stock and Common Stock Warrants

The Amended and Restated Certificate of Incorporation, as amended, authorizes the Company to issue 100,000,000 shares of common stock as of December 31, 2022. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2022	2021
Issuance of equity-based awards under stock plan	1,001,087	2,131,671
Issuance upon exercise of options under stock plan	4,570,432	2,439,253
Warrants (Pre-funded and March 31, 2022 Warrants)	20,720,440	—
Total	26,291,959	4,570,924

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per common share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the years ended December 31, 2022 and 2021, the Company sold 54,763 shares and 1,432,627 shares, respectively, of common stock that were registered under the Form S-3 pursuant to the terms of the Equity Distribution Agreement and received proceeds net of discounts and offering costs of $0.1 million and $9.8 million, respectively, under the Equity Distribution Agreement.

Registered Direct Offerings

Related Party Transactions

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

In January 2022, the Company entered into an investment agreement (the “Investment Agreement”) with Eshelman Ventures, LLC (“Eshelman Ventures”), a related party and, solely for purposes of Article IV and Article V of the Investment Agreement, Dr. Eshelman. Pursuant to the Investment Agreement, Eshelman Ventures agreed to purchase pre-funded warrants of up to 4,545,455 shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.20 per share, which was the consolidated closing bid price of the Company’s common stock on Nasdaq on December 31, 2021, for an aggregate purchase price of $10 million.  On the issuance date, the January 2022 Warrants were valued at the aggregate purchase price of $10 million and the Company received $9.9 million in net proceeds. As of March 31, 2022, the 4,545,455 January 2022 Warrants were exercisable upon shareholder approval, which was obtained on April 1, 2022; thereafter, the January 2022 Warrants were exercisable at any time until all of the January 2022 Warrants were exercised in full and have an exercise price of $0.0001.

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

The 1,665,025 pre-funded warrants issued to the institutional investor were exercised on June 6, 2022.

As of December 31, 2022, the Company has outstanding common stock warrants related to the registered direct offering as set forth below:

Number of Shares	Exercise Price	Expiration Date
3,990,025	$1.88	March 30, 2027
860,216	$2.20	March 30, 2027

Private placement equity financing

On October 27, 2022, the Company closed on definitive agreements with new biotechnology investors, existing investors, Company management and certain Company Directors for the issuance and sale of an aggregate of 45,178,811 shares of its common stock (or pre-funded warrants in lieu thereof) and warrants to purchase up to an aggregate of 45,178,811 shares of common stock and/or pre-funded warrants in a private placement offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying warrant was $0.9199 for all  who participated in the deal (or $0.9198 per pre-funded warrant and accompanying warrant). Fifty percent of the warrants have an exercise price of $0.7949 per share and will expire on the date that is the later of: (i) 15 months from the date an increase in the number of authorized shares of common stock is effected, or (ii) one month after the public announcement of the topline Phase 3 platinum-resistant ovarian cancer ("PROC") data. The remaining 50% of the warrants will have an exercise price of $0.7949 per share and will expire 30 months from the date an increase in the number of authorized shares of common stock is effected. All of the warrants other than the pre-funded warrants are exercisable for cash only. The Company evaluated the pre-funded warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined that the Pre-Funded Warrants meet the requirements to be classified in permanent equity, while the Series A and Series B warrants are classified as a liability on the Company's consolidated balance sheets as of December 31, 2022. The net proceeds from the private placement equity financing were approximately $40 million and will be used to fund the Company's clinical development programs.

As of December 31, 2022, the Company has outstanding common stock warrants related to the private placement as set forth below:

Security	Number of Shares	Exercise Price	Expiration Date
Pre-Funded	15,870,199	$0.0001	No expiration
Series A	22,589,410	$0.7949	April 16, 2024 (1)
Series B	22,589,401	$0.7949	July 16, 2025

(1)	These warrants expire on the date that is the later of: (i) 15 months from the date an increase in the number of authorized shares of common stock is effected (which occurred on January 17, 2023), or (ii) one month after the public announcement of the topline Phase 3 platinum-resistant ovarian cancer PROC data.

9. Stock Based Awards

Equity Incentive Plans

The Company’s Board of Directors (the "Board") and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of December 31, 2022, the total number of shares of common stock available for issuance under the 2019 Plan was 673,591. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Activity under the Company’s stock option plans is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2022	2,439,253	$3.96
Options granted	2,888,641	1.61
Options cancelled	(757,462)	3.81
Options exercised	—	—
Balances, December 31, 2022	4,570,432	$2.50	7.2	$1,239
Outstanding and expected to vest as of December 31, 2022	4,100,681	$2.54	7.1	$1,184
Exercisable as of December 31, 2022	2,348,015	$2.89	5.3	$877

The intrinsic values of outstanding, vested and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. The intrinsic value of stock options exercised during the year ended December 31, 2021 was $1.0 million.  There were no stock options exercised during the year ended December 31, 2022.

Stock Options Granted to Employees

During the years ended December 31, 2022 and 2021, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $1.53 and $4.43 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of December 31, 2022, total unrecognized employee stock-based compensation related to stock options granted was $2.9 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	December 31,	December 31,
	2022	2021
Expected volatility	113.0%	114.2%
Risk-free interest rate	2.2%	0.8%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.0

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Operating Expenses
Research and development	$889	$932
General and administrative	1,671	1,325
Total	$2,560	$2,257

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

The ESPP permits participants to purchase shares of our common stock through payroll deductions with up to 15% of their earnings. The purchase price of the shares will be not less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. The fair value of the ESPP grants were immaterial for the years ended December 31, 2022 and 2021, respectively.

10. Income Taxes

The provision (benefit) for federal income taxes in 2022 and 2021 is as follows (in thousands):

December 31,
	2022	2021
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	$—	$—
State	—	—
Total deferred tax expense	—	—
Total income tax expense	$—	$—

Income tax expense (benefit) in 2022 and 2021 differed from the amount expected by applying the statutory federal tax rate to the income or loss before taxes as summarized below:

	December 31,
	2022	2021
Federal tax benefit at statutory rate	21%	21%
Change in valuation allowance	6.5%	(21)%
Section 382 limitation	(24.1)%	—
Other non-deductible expenses	—	(1)%
Stock based compensation	—	—
Other	(3.4)%	1%
Total	—	—

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Net operating loss carry forwards	$504	$18,205
Research and development tax credits	232	404
Capitalized research and development	13,026	—
Stock based compensation and other	3,878	3,694
Operating lease obligation	856	1,339
Total deferred tax assets	18,496	23,642
Less: Valuation allowance	(18,189)	(23,179)
Deferred tax liabilities	—	—
Operating lease right-of-use assets	(307)	(463)
Net deferred tax assets	$—	$—

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

The valuation allowance decreased by approximately $5.0 million in 2022 and increased $8.1 million in 2021.

At December 31, 2022, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2.4 million. The Company also has state research and development tax credits of approximately $0.3 million, which begin to expire in 2036.

Due to the Company’s lack of earnings history and uncertainties surrounding its ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal tax net operating losses and tax credit carryforwards. Utilization of net operating losses and tax credit carryforwards may be limited by the “ownership change” rules, as defined in Section 382 of the Internal Revenue Code (any such limitation, a “Section 382 limitation”). Similar rules may apply under state tax laws. The Company has performed an analysis to determine whether an “ownership change” occurred as of December 31, 2022. Based on this analysis, management determined that the Company did experience an ownership change as of April 1, 2022, which resulted in a significant impairment of the net operating losses and credit carryforwards.

The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. At December 31, 2022 and 2021, the Company’s reserve for unrecognized tax benefits is approximately $165 thousand and $164 thousand, respectively. Due to the full valuation allowance at December 31, 2022, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statute is effectively open for all tax years. However, due to the above-mentioned ownership change and impairment of net operating loss and credit carryforwards, only net operating loss and credit carryforwards post April 1, 2022 are carried forward to future years for federal and state tax purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at January 1, 2021	$164
Gross increase/ (decrease) related to prior year tax positions	—
Gross increase related to current year positions	—
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2021	$164
Gross increase/ (decrease) related to prior year tax positions	—
Gross increase related to current year positions	1
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Balance at December 31, 2022	$165

All tax years remain open for examination by federal and state tax authorities.

11. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. Employer contributions were $103 thousand and $88 thousand for the years ended December 31, 2022 and 2021, respectively.

12. Net loss per share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Year Ended
	December 31,
	2022	2021
Net loss	$(76,322)	$(39,151)
Basic and diluted net loss per share	$(2.10)	$(1.95)
Weighted-average shares used to compute basic and diluted net loss per share	36,372	20,070

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted-average number of common shares outstanding for the period includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which is not subject to contingencies and requires little or no consideration. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2022 and 2021, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those years.

The following potentially dilutive securities outstanding at the end of the years presented have been excluded from the computation of diluted shares outstanding:

	Year Ended
	December 31,
	2022	2021
Options to purchase common stock	4,570,432	2,439,253
Common stock warrants	50,029,052	—

13. Subsequent Events

On January 17, 2023, Aravive, Inc. the Company filed a Certificate of Amendment (the “Certificate of Amendment”) of the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of the Company’s authorized shares of common stock, par value $0.0001 per share, from 100,000,000 to 250,000,000. The Certificate of Amendment was approved by the Company’s stockholders at the Company’s 2023 Special Meeting of Stockholders held on January 13, 2023.

Exhibit Index

Exhibit Number	Description

1.1

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

3.7	Amended and Restated Bylaws. (Incorporated herein by reference to Exhibit 3.4 of our registration statement on Form S-1, as amended (File No. 333-193997), as filed with the SEC on March 6, 2014).

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Versartis, Inc. (Incorporated herein by reference to exhibit number 3.1 of our current report on Form 8-K (File No. 001-36361), as filed with the SEC on January 18, 2023).

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

10.26*

Form of Stock Option Grant Notice and Stock Option Agreement and Notice of Exercise of Aravive, Inc. under the 2019 Incentive Plan (Incorporated herein by reference to Exhibit 99.2 of our registration statement on Form S-8 (File No. 333-233866), as filed with the SEC on September 20, 2019).

10.27*	Offer Letter, dated March 26, 2020, between Vinay Shah and Aravive, Inc. (Incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.28*

Offer Letter, dated March 26, 2020 between Gail McIntyre and Aravive, Inc. (Incorporated by reference to Exhibit 10.49 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.29*

Form of 2019 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.50 of our Annual Report on Form 10-K (File No. 001-36361) as filed on March 27, 2020).

10.30

Investment Agreement, dated as of April 6, 2020, by and among Aravive, Inc., Eshelman Ventures, LLC, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020).

Exhibit Number	Description

10.31*

Amendment to Offer Letter dated as of April 8, 2020 by and between Aravive, Inc. and Gail McIntyre. (Incorporated herein by reference to Exhibit 10.7 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on April 9, 2020)

10.32††

Collaboration and License Agreement between Aravive, Inc. and 3D Medicines Inc. dated November 6, 2020 (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on November 10, 2020)

10.33*

Consulting Agreement, dated December 31, 2020, between Aravive, Inc. and Ray Tabibiazar (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 1, 2021)

10.34*

Offer Letter, dated September 8, 2020 between Reshma Rangwala and Aravive, Inc.  (Incorporated herein by reference to Exhibit 10.48 of our Annual Report on Form 10-K (File No. 001-36361 as filed with the SEC on March 16, 2021)

10.35	Amendment to Offer Letter dated as of January 25, 2021 by and between Aravive, Inc. and Gail McIntyre (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 27, 2021)

10.36	Securities Purchase Agreement dated as of February 12, 2021 by and between Aravive, Inc. and Eshelman Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 16, 2021)

10.37	Sublease entered into as of June 8, 2021 by and between Aravive, Inc, and Grail, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 14, 2021)

10.38	Investment Agreement, dated as of January 3, 2022, by and among Aravive, Inc., Eshelman Ventures, LLC, and solely for purposes of Article IV and V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on January 4, 2022)

10.39*	Offer Letter, dated February 20, 2022 and effective as of March 22, 2022, between Leonard Scott Dove and Aravive, Inc. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 22, 2022)

10.40	Form of Securities Purchase Agreement, dated March 29, 2022 by and between Aravive, Inc. and the purchaser party thereto (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 31, 2022).

10.41	Form of Securities Purchase Agreement, dated March 29, 2022 by and between Aravive, Inc. and Eshelman Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on March 31, 2022).

10.42	Offer Letter, dated June 2, 2022, by and between Aravive, Inc. and Rudy C. Howard (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 3, 2022).

10.43	Consulting Agreement, dated June 2, 2022, by and between Aravive, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 3, 2022).

10.44	Separation Agreement and Release, dated June 2, 2022, by and between Aravive, Inc. and Vinay Shah (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on June 3, 2022).

10.45	Offer Letter, dated June 13, 2022, by and between Aravive, Inc. and Dr. Robert B. Geller (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on July 5, 2022).

10.46	Form of Side Letter Agreement by and among Aravive, Inc. and the persons party thereto (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on October 26, 2022).

10.47	Form of Side Letter Agreement by and among Aravive, Inc. and the BVF Investor party thereto (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on October 26, 2022).

10.48	Form of Registration Rights Agreement by and among Aravive, Inc. and the persons party thereto (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on October 26, 2022).

10.49	Form of Affiliate Registration Rights Agreement, by and among Aravive, Inc. and the persons party thereto (Incorporated herein by reference to Exhibit 10.5 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on October 26, 2022).

10.50	Form of Securities Purchase Agreement, dated October 24, 2022, by and among Aravive, Inc. and the purchasers party thereto (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K/A (File No. 001-36361 as filed with the SEC on October 28, 2022).

10.51	Amendment No. 3 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Gail McIntyre, Ph.D. (Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 6, 2023).

10.52	Amendment No. 1 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Rudy Howard (Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 6, 2023).

10.53	Amendment No. 1 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Robert Geller, M.D. (Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 6, 2023).

10.54	Amendment No. 1 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Leonard Scott Dove, Ph.D. (Incorporated herein by reference to Exhibit 10.4 of our current report on Form 8-K (File No. 001-36361 as filed with the SEC on February 6, 2023).

21.1#	List of Subsidiaries.

23.1#	Consent of BDO USA, LLP.

24.1#	Power of Attorney (included in the signature page hereto).

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

#	Filed herewith

†	Registrant has been granted confidential treatment for certain portions of this agreement. The omitted portions have been filed separately with the SEC.

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

Aravive, Inc.

Date: March 15, 2023	By:	/s/ Gail McIntyre
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

Signature	Title	Date

/s/ Gail McIntyre	Chief Executive Officer and Director	March 15, 2023
Gail McIntyre	(Principal Executive Officer)

/s/ Rudy Howard	Chief Financial Officer	March 15, 2023
Rudy Howard	(Principal Financial Officer & Principal Accounting Officer)

/s/ Fredric N. Eshelman, Pharm.D.	Director	March 15, 2023
Fredric N. Eshelman, Pharm.D.	(Executive Chairman of the Board of Directors)

/s/ Amato Giaccia, Ph. D.	Director	March 15, 2023
Amato Giaccia, Ph. D.

/s/ Michael W. Rogers	Director	March 15, 2023
Michael W. Rogers

/s/ Eric Zhang	Director	March 15, 2023
Eric Zhang

/s/ Sigurd C. Kirk	Director	March 15, 2023
Sigurd C. Kirk

/s/ John A. Hohneker, M.D.	Director	March 15, 2023
John A. Hohneker, M.D.

/s/ Peter T. C. Ho, M.D., Ph.D.	Director	March 15, 2023
Peter T. C. Ho, M.D., Ph.D.