Form 10-Q
period 2023-03-31
Aravive, Inc.
filed 2023-05-10
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 59,844,850 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$35,924	$53,689
Prepaid expenses and other current assets	3,139	4,281
Total current assets	39,063	57,970
Restricted cash	2,458	2,445
Property and equipment, net	240	270
Operating lease right-of-use assets	1,277	1,462
Other assets	6	6
Total assets	$43,044	$62,153
Liabilities and stockholders' (deficit) equity
Current liabilities
Accounts payable	$9,794	$8,765
Accrued liabilities	4,646	6,738
Operating lease obligation, current portion	2,170	2,195
Current portion of deferred revenue	3,582	4,414
Total current liabilities	20,192	22,112
Deferred revenue, net of current portion	28	621
Operating lease obligation, net of current portion	1,347	1,882
Warrant liability	60,088	26,881
Total liabilities	81,655	51,496
Commitments and contingencies (Note 6)
Stockholders' (deficit) equity
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2023 and 100,000,000 shares authorized at December 31, 2022; 59,844,850 shares issued and outstanding at March 31, 2023 and December 31, 2022	6	6
Additional paid-in capital	627,466	626,778
Accumulated deficit	(666,083)	(616,127)
Total stockholders' (deficit) equity	(38,611)	10,657
Total liabilities and stockholders’ (deficit) equity	$43,044	$62,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Collaboration revenue	$1,491	$1,092
Total revenue	1,491	1,092
Operating expenses
Research and development	15,915	13,002
General and administrative	3,489	3,088
Total operating expenses	19,404	16,090
Loss from operations	(17,913)	(14,998)
Other income (expense), net:
Interest income	467	10
Change in fair value of warrant liability	(33,207)	1,228
Other income, net	697	703
Total other income (expense), net	(32,043)	1,941
Net loss	$(49,956)	$(13,057)
Net loss per share - basic and diluted	$(0.66)	$(0.62)
Weighted-average common shares used to compute basic and diluted net loss per share	75,715	21,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balances at January 1, 2023	59,844,850	$6	$626,778	$(616,127)	$10,657
Stock-based compensation	—	—	688	—	688
Net loss	—	—	—	(49,956)	(49,956)
Balances at March 31, 2023	59,844,850	$6	$627,466	$(666,083)	$(38,611)

	Three Months Ended
	March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	21,039,594	$2	$582,025	$(539,805)	$42,222
Issuance of common stock and common stock warrants in registered direct offering, net of issuance costs of $706	3,185,216	—	9,291	—	9,291
Issuance of common stock in at the market offering, net of issuance costs of $3	54,763	—	123	—	123
Stock-based compensation	—	—	620	—	620
Net loss	—	—	—	(13,057)	(13,057)
Balances at March 31, 2022	24,279,573	$2	$592,059	$(552,862)	$39,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(49,956)	$(13,057)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	215	222
Stock-based compensation expense	688	620
Warrant issuance costs	—	123
Warrant liability fair value adjustment	33,207	(1,228)
Changes in assets and liabilities
Prepaid expenses and other assets	1,142	95
Accounts payable	1,029	1,589
Deferred revenue	(1,425)	(1,092)
Accrued and other liabilities	(2,652)	(162)
Net cash used in operating activities	(17,752)	(12,890)
Cash flows from financing activities
Proceeds from issuance of common stock and common stock warrants in direct offering, net of issuance costs	—	19,168
Proceeds from issuance of common stock in at the market offering	—	123
Net cash provided by financing activities	—	19,291
Net change in cash, cash equivalents, and restricted cash	(17,752)	6,401
Cash, cash equivalents, and restricted cash at beginning of period	56,134	61,855
Cash, cash equivalents, and restricted cash at end of period	$38,382	$68,256

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  March 31, 2023 and, its results of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statement of stockholders' (deficit) equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The  December 31, 2022 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company on March 15, 2023, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of  March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statement of stockholders' (deficit) equity for the three months ended March 31, 2023 and 2022, and the consolidated statement cash flows for the three months ended March 31, 2023 and 2022 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses and negative cash flows from operations. At March 31, 2023, the Company had an accumulated deficit of $666.1 million and working capital of $18.9 million. The Company expects to continue to incur losses from costs related to the development of batiraxcept and related administrative activities for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of March 31, 2023, the Company had a cash and cash equivalents balance of $35.9 million consisting of cash and investments in highly liquid U.S. money market funds.  The Company intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing to fulfill its operating and capital requirement for at least the next 12 months to advance its clinical development program to later stages of development and potentially commercialize its clinical product candidate batiraxcept. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful in raising capital in the future or that any needed financing will be available in the future at terms acceptable to the Company. If the Company is unable to raise additional funds when needed, the Company  may be required to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company  may also be required to sell or license to others technologies or clinical product candidates or programs that it would prefer to develop and commercialize itself.

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

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical studies. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations (“CDMO”s), with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices “cGMP”), which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In addition, the Company is dependent upon third-party suppliers for the materials needed to construct its cGMP facility as well as the equipment that will be needed to run the facility.

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

Warrant Liability

Warrants for the purchase of shares of common stock issued in connection with the October 2022 financing (the “October 2022 Warrants”) were classified as liabilities on the consolidated balance sheets as of December 31, 2022 because the Company did not have enough authorized shares to cover the outstanding warrants, if exercised. In January 2023, the Company amended its Certificate of Incorporation to increase the number of its authorized shares of common stock from 100 million to 250 million.  However, the October 2022 Warrants provide the holder the option to require the Company to purchase the warrants for cash at the Black Scholes Value upon occurrence of certain fundamental transactions. The Company has determined that such fundamental transactions are not within the Company’s control because certain holders of the warrants hold the majority seats in the Company’s board of directors. Consequently, because the Company does not control the events that may lead to the cash redemption of the warrants, the October 2022 Warrants remain classified as liabilities as of March 31, 2023. The change in estimated fair value during the period was recognized as a component of other income (expense), net in our statement of operations for the period ended March 31, 2023 and reflected accordingly in the reconciliation of net loss to net cash used in operating activities.

The Company estimated the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date. The Company used the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. Refer to Note 3.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of March 31, 2023.

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

The Company’s financial instruments consist of Level 1 assets and Level 3 liabilities as of March 31, 2023 and  December 31, 2022. Level 1 securities are comprised of highly liquid money market funds. Level 3 liabilities are comprised of warrant liabilities.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating Expenses
Research and development	$265	$233
General and administrative	423	387
Total	$688	$620

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended March 31, 2023 and 2022, and the effect of the Company's common stock equivalents is anti-dilutive, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Revenue Recognition

The Company’s sole source of revenue for 2023 and 2022 has been generated through its collaboration and license agreement. The Company’s collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, and (ii) research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

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

License to Intellectual Property

The Company generates revenue from licensing its intellectual property (“IP”) including know-how and development and commercialization rights. The license provides a customer with the right to further research, develop and commercialize internally-discovered or collaborated drug candidates, or the right to use batiraxcept to further research, develop and commercialize customer drug candidates. The consideration the Company receives is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when the Company transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. Adoption of the ASUs is on a modified retrospective basis. The Company adopted this ASU on January 1, 2023. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

	Fair Value Measurements at
	March 31, 2023
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$32,759	$32,759	$—	$—
Liabilities
Warrant liability	$60,088	$—	$—	$60,088

	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$52,905	$52,905	$—	$—
Liabilities
Warrant liability	$26,881	$—	$—	$26,881

Warrant Liability

The Company’s warrant liability for the October 2022 warrants which was classified as a derivative liability on the consolidated balance sheet as of March 31, 2023 and December 31, 2022 contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date and was classified as a Level 3 input. Refer to Note 2.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model. As of December 31, 2022, the fair value of the common share has been adjusted for a discount for lack of marketability due to the uncertainty and timing of obtaining shareholder approval to increase the Company's authorized number of common shares. For warrants that do not have a fixed termination date, the expected terms represent the periods that the warrants are expected to be outstanding based upon managements' estimate. The risk-free interest rates are based on the U.S. Constant Maturity treasury curve commensurate with the time outstanding. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities are estimated by our historical volatility over a similar time period.

The assumptions used in calculating the estimated fair value at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

At December 31, 2022 and March 31, 2023, the Company estimated the fair values of the financial liability arising from the October 2022 Warrants using the following weighted average assumptions:

	October 2022 Warrants
	March 31, 2023	December 31, 2022
Expected term (in years)	1.7	1.9
Expected volatility	70.9%	49.9%
Risk-free interest rate	4.30%	4.48%
Expected dividend yield	0.00%	0.00%
Fair value of common share	$2.00	$1.25
Exercise price	$0.7949	$0.7949

The following table provides a summary of changes in the estimated fair value of the Company’s warrant liability (in thousands):

October 2022 Warrants
Balance at December 31, 2022	$26,881
Change in fair value	33,207
Balance at March 31, 2023	$60,088

Fair Value Hierarchy Transfers

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended March 31, 2023 or December 31, 2022.

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

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: 1) license to intellectual property, batiraxcept, and 2) research and development services, including conducting clinical trials.  The Company concluded that each of these performance obligations were distinct because 3D Medicines can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract. Specifically, the batiraxcept drug was in a Phase 3 clinical trial at the time that 3D Medicines acquired the license and the Company concluded that: (i) the R&D services for such later-stage, Phase 3 IP, primarily involved validating the drug’s efficacy, and (ii) the ongoing R&D services do not significantly modify or customize the drug compound such that the IP is not significantly different at the end of the arrangement as a result of those services.

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

As of March 31, 2023, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.  The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $1.5 and $1.1 million related to the research and development services for the three months ended March 31, 2023 and 2022, respectively. The Company recognized no revenue related to the intellectual property for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had a contract liability balance of approximately $3.6 million, with materially all of the balance being classified as current, which consists of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $1.5 million for the three months ended March, 2023, related to the contract liability balance of $5.0 million as of December 31, 2022. As of March 31, 2023, the service period for the future research and development services is expected to occur over the next 1.3 years.

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

The Company’s operating lease cost including both short-term and variable lease components of $0.1 million associated with the facility leases was $0.5 million for the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 1.7 years and a weighted average discount rate of 7.61%, which approximates the Company’s incremental borrowing rate.

As of March 31, 2023, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2023 (9 months remaining)	2,285
2024	2,619
2025	116
2026	30
Total future minimum lease payments	5,050
Less: discount	$(1,533)
Total lease liabilities	$3,517

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with a subtenant (the “Subtenant”) for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the three months ended March 31, 2023. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $0.7 million for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, cash received from the Subtenant was $0.7 million which was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of March 31, 2023, are as follows (in thousands):

Year Ending December 31,
2023 (9 months remaining)	1,786
2024	2,029
Total	$3,815

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2023.

7. Common Stock and Common Stock Warrants

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 250,000,000 shares of common stock as of March 31, 2023. The Certificate of Incorporation was amended on January 17, 2023 to increase the number of shares of common stock that the Company may issue from 100,000,000 to 250,000,000. Common stockholders are entitled to dividends as and when declared by the Company’s Board of Directors (the “Board”), subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per common share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the three months ended March 31, 2022, the Company sold 54,763 of common stock that were registered under the Form S-3 pursuant to the terms of the Equity Distribution Agreement and received proceeds net of discounts and offering costs of $0.1 million under the Equity Distribution Agreement.  The Company did not sell any common stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended March 31, 2023.

Registered Direct Offerings

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

As of March 31, 2023, the Company has outstanding common stock warrants related to the registered direct offering as set forth below:

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

As of March 31, 2023, the Company has outstanding common stock warrants related to the private placement as set forth below:

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

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of March 31, 2023, the total number of shares of common stock available for issuance under the 2019 Plan was 702,785. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2023	4,570,432	$2.50
Options granted	2,707,654	1.67
Options expired	(43,838)	6.18
Balances, March 31, 2023	7,234,248	$2.17	8.1	$3,677
Outstanding and expected to vest as of March 31, 2023	6,286,788	$2.22	7.9	$3,328
Exercisable as of March 31, 2023	2,619,503	$2.74	5.6	$1,814

The intrinsic values of outstanding, expected-to-vest and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. There were no stock options exercised during the three months ended March 31, 2022 or 2023, respectively.

Stock Options Granted to Employees

During each of the three months ended March 31, 2023 and 2022, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $1.43 and $1.79 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of March 31, 2023, total unrecognized employee stock-based compensation related to stock options granted was $5.3 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	March 31,	March 31,
	2023	2022
Expected volatility	115.9%	112.0%
Risk-free interest rate	3.5%	1.7%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.1

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

9. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(49,956)	$(13,057)
Basic and diluted net loss per share	$(0.66)	$(0.62)
Weighted-average shares used to compute basic and diluted net loss per share	75,715	21,130

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted-average number of common shares outstanding for the period includes the weighted average effect of the Company’s 15,870,199 pre-funded warrants, the exercise of which is not subject to contingencies and requires little or no consideration. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for each of the three months ended March 31, 2023 and 2022, the Company did not have dilutive common stock equivalents and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the three months ended March 31, 2023 and 2022 have been excluded from the computation of diluted shares outstanding:

	Three Months Ended
	March 31,
	2023	2022
Options to purchase common stock	7,234,248	3,677,075
Common stock warrants	50,029,052	4,850,241
Pre-funded warrants to purchase common stock	—	4,545,455

10. Balance Sheet Components

Accrued Liabilities (in thousands)

	March 31,
	2023	2022
Payroll and related	$1,030	$801
Clinical	3,383	7,769
Sublease prepayment	233	228
Other	—	42
Total	$4,646	$8,840

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 15, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. and its subsidiary, Aravive Biologics, Inc. ("Aravive Biologics").

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

During the fourth quarter of 2020, we initiated our Phase 1b portion of the Phase 1b/2 trial of batiraxcept in clear cell renal cell Cancer (“ccRCC”) and we dosed our first patient in the trial in March 2021.

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

In October 2022, we received a $6 million development milestone payment from 3D Medicines based on the initiation of the global Phase 3 platinum resistant ovarian cancer (“PROC”) clinical trial in the Territory for the development of batiraxcept.

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

In January 2023, we announced complete enrollment in the global Phase 3 “PROC clinical trial.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three months ended March 31, 2023 and 2022.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. and its subsidiaries, including Aravive Biologics.

Recent Clinical Developments

FDA Orphan Drug Designation Granted to Batiraxcept for the Treatment of Pancreatic Cancer

As of February 28, 2023, we announced that the U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation (ODD) to batiraxcept for the treatment of pancreatic ductal adenocarcinoma cancer (PDAC).

The FDA’s Office of Orphan Products Development grants ODD status to a drug or biological product to prevent, diagnose or treat a rare disease or condition affecting fewer than 200,000 people in the USA. Companies that are granted ODD are eligible for incentives, including tax credits for qualified clinical trials, exemption from user fees and up to seven years of market exclusivity after approval of the orphan indication.

Recent Financial Developments

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

Financial Overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three months ended March 31, 2023 and 2022, we generated approximately $1.5 million and $1.1 million in collaboration revenue, respectively, from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time it is probable the milestone will be met and a portion of the milestone that is deferred and recognized over the PROC trial period.

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

For elements of our collaboration agreements that are accounted for pursuant to ASC 606, we must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in an out-license and collaboration arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize our judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. With regard to the 3D Medicines collaboration agreement, we recognize revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

The preceding estimates and judgments materially affect our recognition of collaboration revenues. Changes in our estimates of forecasted development costs could impact proportional performance percentages and could have a material effect on collaboration revenue recorded in the period in which we determine that change occurs.

Clinical Trial Accruals

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and Clinical Research Organization (“CROs”) that conduct and manage clinical trials on our behalf.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)
Revenue:
Collaboration revenue	$1,491	$1,092	$399	37%
Operating expenses:
Research and development	15,915	13,002	2,913	22%
General and administrative	3,489	3,088	401	13%
Total operating expenses	19,404	16,090	3,314	21%
Loss from operations	(17,913)	(14,998)	2,915	19%
Total other income (expense), net	(32,043)	1,941	33,984	(A)
Net loss	$(49,956)	$(13,057)	$36,899	283%

(A) Not meaningful

Collaboration Revenue

In November 2020, we entered into the 3D Medicines Agreement. Collaboration revenue for the three months ended March 31, 2023 and 2022 was $1.5 million and $1.1 million, respectively. The increase in revenue in 2023 compared to the same period in 2022 was driven primarily by increased expenditures related to the Phase 3 PROC trial, which drives the recognition of deferred revenue over the trial period.

Research and Development Expense

	Three Months Ended
	March 31,
	2023	2022
Research and development expenses
PROC	$6,436	$5,330
ccRCC	1,229	1,087
PDAC	662	1,145
CMC (1)	4,723	2,910
Other personnel and unallocated (2)	2,865	2,530
Total research and development expense	$15,915	$13,002

(1) We currently have one product candidate, batiraxcept, that is used in our clinical trials across all indications. Costs related to production and testing for CMC activities are not allocated on a program-by-program basis.

(2) Costs (primarily personnel) are related to all research and development programs and are not allocated on a program-by-program basis.

Research and development expense increased by $2.9 million, or 22%, to $15.9 million for the three months ended March 31, 2023, from $13.0 million for the same period in 2022. The most significant driver of the increase in research and development expense was CMC costs, which increased to $4.7 million for the three months ended March 31, 2023 from $2.9 million for the same period in 2022. The increase in CMC costs was driven primarily by drug product production and associated process performance qualification work performed in 2023. The increase in research and development expense was also driven significantly by the advancement of our ongoing Phase 3 PROC trial, where costs increased to $6.4 million for the three months ended March 31, 2023 from $5.3 million for the same period in 2022. The increase in PROC expenses was driven primarily by increased CRO costs related to increased enrollment in the study. Research and development costs associated with our Phase 1b/2 ccRCC trial increased to $1.2 million for the three months ended March 31, 2023 from $1.1 million for the same period in 2022.  The increase was driven primarily by increased CRO costs related to investigator site grants. Researched and development costs associated with our Phase 1 PDAC trial decreased to $0.7 million for the three months ended March 31, 2023 from $1.1 million for the same period in 2022.  The decrease was driven primarily by decreased CRO costs due to reduced study enrollment as many patients originally enrolled have come off study. Other research and development expense increased to $2.9 million for the three months ended March 31, 2023 from $2.5 million for the same period in 2022.  The increase was driven primarily by increased employee compensation allocated to research and development activities.

General and Administrative Expense

General and administrative expense increased by $0.4 million, or 13%, to $3.5 million in the three months ended March 31, 2023 from $3.1 million for the same period in 2022. The increase during the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by higher legal expense, consulting expense, accounting and audit fees, and stock-based compensation expense.

Other Income (Expense), Net

Total other income (expense), net fluctuated by $34.0 million from other income of $1.9 million for the three months ended March 31, 2022 to other expense of $32.0 million for the three months ended March 31, 2023. This fluctuation was primarily driven by the changes in fair value of our warrant liabilities, which resulted in other income of $1.2 million for the three months ended March 31, 2022 and other expense of $33.2 million for the three months ended March 31, 2023. The increased loss on the fair value of our warrant liabilities is due to our stock price rising in relation to the exercise price of the warrants and other factors.

Liquidity and Capital Resources

Since our inception and through March 31, 2023, we have financed our operations through private placements of our equity securities, public offerings of our equity securities, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as payments received from license agreements. As of March 31, 2023, we had an accumulated deficit of approximately $666.1 million, primarily as a result of research and development and general and administrative expenses, and working capital of approximately $18.9 million. As of March 31, 2023, we had cash and cash equivalents of approximately $35.9 million, a majority of which is invested in money market funds at several highly rated financial institutions.

During 2021 and 2022, our primary sources of funding have been milestone payments from 3D Medicines and proceeds from the sale of our common stock and other securities. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement we entered into with them. In October 2022, we received a $6 million milestone payment from 3D Medicines. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Piper Sandler and Cantor Fitzgerald to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement.  On January 5, 2022, we received approximately $9.9 million in net proceeds from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock. In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 March Pre-Funded Warrants and March Common Stock Warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering. In October 2022, we received approximately $40 million in net proceeds from a private placement offering from new biotechnology investors, existing investors, our management and certain of our Directors for the issuance and sale of an aggregate of 45,178,811 shares of our common stock (or October Pre-Funded Warrants in lieu thereof) and October Common Warrants to purchase up to an aggregate of 45,178,811 shares of common stock in a private placement offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying October Common Warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per October Pre-Funded Warrant and accompanying October Common Warrant). During the year ended December 31, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement. We sold no shares of common stock and received no net proceeds under the Equity Distribution Agreement during the three months ended March 31, 2023.

As of March 31, 2023, we had cash and cash equivalents of approximately $35.9 million. We believe that our existing cash and cash equivalents will be sufficient to sustain operations beyond our PROC Phase 3 top line results and into the fourth quarter of 2023 and that we will need to obtain additional financing in order to advance our clinical development program to later stages of development, build out our pipeline and fund operations beyond the fourth quarter of 2023. We intend to provide financing for the foregoing by seeking funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. These factors raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us.  Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to complete clinical trials and pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,752)	$(12,890)
Financing activities	—	19,291
Net (decrease) increase in cash and cash equivalents	$(17,752)	$6,401

Cash Used in Operating Activities

Net cash used in operating activities was $17.8 million and $12.9 million during the three months ended March 31, 2023 and 2022, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities for the three months ended March 31, 2023 increased compared to the same period in 2022 due primarily to the ramp up in our Phase 3 trial of batiraxcept in PROC along with continuing costs related to our trial of our second oncology indication, ccRCC and our new third oncology indication, pancreatic adenocarcinoma.

Cash Provided by Financing Activities

There was no net cash provided by financing activities during the three months ended March 31, 2023. Financing activities related to the three months ended March 31, 2022 included a registered direct offering of our securities with proceeds of $9.3 million, issuance of Pre-Funded Warrants with proceeds of $9.9 million, along with at the market offering proceeds of $0.1 million.

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2023 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2023 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of approximately $666.1 million.

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

Our consolidated unaudited financial statements as of March 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. At March 31, 2023, we had an accumulated deficit of $666.1 million and working capital of $18.9 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of March 31, 2023, we had a cash and cash equivalents balance of approximately $35.9 million consisting of cash and investments in highly liquid U.S. money market funds. At December 31, 2022, we had an accumulated deficit of $616.1 million and working capital of $35.9 million. We expect to continue to incur losses from expenses related to the development of batiraxcept and related administrative activities for the foreseeable future. As of December 31, 2022, we had a cash and cash equivalents balance of approximately $53.7 million consisting of cash and investments in highly liquid U.S. money market funds. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the fourth quarter of 2023 but that we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts.

The completion of the development and the potential commercialization of batiraxcept and any future product candidates, should they receive approval, will require substantial funds. In addition, we expect our manufacturing costs to significantly increase this year as we prepare for submission of a BLA and potential commercialization. As of March 31, 2023, we had approximately $35.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to fund our current planned operations into the fourth quarter of 2023 based on our existing business plan; however, our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

As of May 5, 2023, our current executive officers, directors and entities under their control, and principal stockholders, in the aggregate, beneficially owned shares representing approximately 60.2% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 55.5% of our common stock. As a result, Dr. Eshelman acting on his own, would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014
3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017
3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018
3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019
3.8	Certificate of Amendment of amended and restated certificate of incorporation of Aravive, Inc.	8-K	001-36361	3.1	01/18/2023
10.1	Amendment No. 3 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Gail McIntyre, Ph.D.	8-K	001-36361	10.1	02/06/2023
10.2	Amendment No. 1 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Rudy Howard	8-K	001-36361	10.2	02/06/2023
10.3	Amendment No. 1 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Robert Geller, M.D.	8-K	001-36361	10.3	02/06/2023
10.4	Amendment No. 1 to Offer Letter dated as of February 1, 2023 by and between Aravive, Inc. and Leonard Scott Dove, Ph.D.	8-K	001-36361	10.4	02/06/2023
10.5	Offer Letter, dated April 10, 2023, by and between Aravive, Inc. and Maria Carolina Petrini	8-K	001-36361	10.1	4/11/2023
10.6	Inducement Stock Option Grant Notice and Aravive, Inc. Inducement Stock Option Agreement, dated April 10, 2023, by and between Aravive, Inc. and Maria Carolina Petrini	8-K	001-36361	10.2	4/11/2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

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

ARAVIVE, INC.
(Registrant)

Date: May 10, 2023	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: May 10, 2023	By:/s/ Rudy Howard
Rudy Howard Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)