Form 10-Q
period 2023-06-30
Aravive, Inc.
filed 2023-08-21
CIK 1513818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 17, 2023, there were 73,562,648 outstanding shares of common stock, par value $0.0001 per share, of Aravive, Inc.

ARAVIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARAVIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,359	$53,689
Prepaid expenses and other current assets	3,686	4,281
Total current assets	22,045	57,970
Restricted cash	2,392	2,445
Property and equipment, net	204	270
Operating lease right-of-use assets	1,092	1,462
Other assets	4	6
Total assets	$25,737	$62,153
Liabilities and stockholders' (deficit) equity
Current liabilities
Accounts payable	$3,893	$8,765
Accrued liabilities	5,553	6,738
Operating lease obligation, current portion	2,145	2,195
Current portion of deferred revenue	2,630	4,414
Total current liabilities	14,221	22,112
Deferred revenue, net of current portion	16	621
Operating lease obligation, net of current portion	821	1,882
Warrant liability	30,496	26,881
Total liabilities	45,554	51,496
Commitments and contingencies (Note 6)
Stockholders' (deficit) equity
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2023 and 100,000,000 shares authorized at December 31, 2022; 59,868,553 shares issued and outstanding at June 30, 2023 and 59,844,850 shares issued and outstanding at December 31, 2022	6	6
Additional paid-in capital	628,252	626,778
Accumulated deficit	(648,075)	(616,127)
Total stockholders' (deficit) equity	(19,817)	10,657
Total liabilities and stockholders’ (deficit) equity	$25,737	$62,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Collaboration revenue	$1,274	$1,615	$2,764	$2,707
Total revenue	1,274	1,615	2,764	2,707
Operating expenses
Research and development	10,790	17,315	26,705	30,317
General and administrative	3,070	3,727	6,559	6,815
Total operating expenses	13,860	21,042	33,264	37,132
Loss from operations	(12,586)	(19,427)	(30,500)	(34,425)
Other income (expense), net:
Interest income	352	63	819	73
Change in fair value of warrant liability	29,592	182	(3,615)	1,410
Other income, net	650	705	1,348	1,408
Total other income (expense), net	30,594	950	(1,448)	2,891
Net income (loss)	$18,008	$(18,477)	$(31,948)	$(31,534)
Net income (loss) per share
Basic	$0.24	$(0.61)	$(0.42)	$(1.22)
Diluted	$(0.12)	$(0.61)	$(0.42)	$(1.22)
Weighted-average shares used to compute net income (loss) per share
Basic	75,727	30,505	75,721	25,844
Diluted	99,637	30,505	75,721	25,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(unaudited)

(in thousands, except share data)

	Three and Six Months Ended
	June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balances at January 1, 2023	59,844,850	$6	$626,778	$(616,127)	$10,657
Stock-based compensation	—	—	688	—	688
Net loss	—	—	—	(49,956)	(49,956)
Balances at March 31, 2023	59,844,850	$6	$627,466	$(666,083)	$(38,611)
Issuance of common stock under employee benefit plans	23,703	—	25	—	25
Stock-based compensation	—	—	761	—	761
Net income	—	—	—	18,008	18,008
Balances at June 30, 2023	59,868,553	$6	$628,252	$(648,075)	$(19,817)

	Three and Six Months Ended
	June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	21,039,594	$2	$582,025	$(539,805)	$42,222
Issuance of common stock and common stock warrants in registered direct offering, net of issuance costs of $706	3,185,216	—	9,291	—	9,291
Issuance of common stock in at the market offering, net of issuance costs of $3	54,763	—	123	—	123
Stock-based compensation	—	—	620	—	620
Net loss	—	—	—	(13,057)	(13,057)
Balances at March 31, 2022	24,279,573	$2	$592,059	$(552,862)	$39,199
Issuance of common stock upon exercise of pre-funded warrants	6,210,480	1	8,592	—	8,593
Issuance of common stock under employee benefit plans	28,216	—	26	—	26
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(18,477)	(18,477)
Balances at June 30, 2022	30,518,269	$3	$601,402	$(571,339)	$30,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(31,948)	$(31,534)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	436	443
Stock-based compensation expense	1,449	1,345
Warrant issuance costs	—	123
Warrant liability fair value adjustment	3,615	(1,410)
Changes in assets and liabilities
Prepaid expenses and other assets	597	(1,138)
Accounts payable	(4,872)	2,043
Deferred revenue	(2,389)	(2,707)
Accrued and other liabilities	(2,296)	924
Net cash used in operating activities	(35,408)	(31,911)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	25	26
Proceeds from issuance of common stock and common stock warrants in direct offering, net of issuance costs	—	19,171
Proceeds from issuance of common stock in at the market offering	—	123
Net cash provided by financing activities	25	19,320
Net change in cash, cash equivalents, and restricted cash	(35,383)	(12,591)
Cash, cash equivalents, and restricted cash at beginning of period	56,134	61,855
Cash, cash equivalents, and restricted cash at end of period	$20,751	$49,264
Supplemental disclosure of noncash items
Warrant liability reclass to additional-paid-in-capital upon warrant exercise	—	8,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Formation and Business of the Company

Aravive, Inc. (“Aravive” or the “Company”) was incorporated on December 10, 2008 in the State of Delaware. Aravive Biologics, Inc. (“Aravive Biologics”), the Company's wholly owned subsidiary, was incorporated in 2007. Aravive is a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis. We currently have one product candidate, batiraxcept, in clinical development.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Unaudited Interim Financial Information

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of  June 30, 2023 and, its results of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statement of stockholders' (deficit) equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The  December 31, 2022 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended  December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company on March 15, 2023, with the U.S. Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated statement of financial position as of  June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statement of stockholders' (deficit) equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statement cash flows for the six months ended June 30, 2023 and 2022 include the accounts of Aravive, Inc. and its wholly-owned subsidiary Aravive Biologics. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for the Company's subsidiary and consolidated operations.

Going Concern Uncertainty

Since inception, the Company has incurred net losses from operations and negative cash flows from operations. At June 30, 2023, the Company had an accumulated deficit of $648.1 million and working capital of $7.8 million. The Company expects to continue to incur losses from costs related to the expenses incurred in development of batiraxcept, wind down costs of trials and related administrative activities for the foreseeable future. The Company does not generate any revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that  may be necessary should the Company be unable to continue as a going concern. As of June 30, 2023, the Company had a cash and cash equivalents balance of $18.4 million consisting of cash and investments in highly liquid U.S. money market funds. In August 2023, the Company announced the Phase 3 AXLerate-OC (“AXLerate”) trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer (“PROC”) did not meet its primary endpoint. As a result, the Company has terminated the Phase 3 PROC trial and the PROC program. The Company’s existing cash and cash equivalents will not be sufficient to complete the clinical development and commercialization of batiraxcept for clear cell renal cell carcinoma (ccRCC) or pancreatic cancer. In order to preserve cash, the Company has also discontinued the P1b/P2 trials in ccRCC and pancreatic ductal adenocarcinoma and will not continue either the renal or pancreatic programs unless the Company raises additional capital. Although the Company is currently exploring various strategic alternatives, including strategic partners and financing opportunities, these strategic alternatives may not be successful in the next several weeks prior to the Company’s cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner in the next several weeks, it will be forced to cease operations, liquidate its assets and possibly seek bankruptcy protection or engage in a similar process.

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

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing to launch and commercialize any product candidates for which it receives regulatory approval.

The Company relies on third-party manufacturers to purchase from their third-party vendors the materials necessary to produce product candidates and manufacture product candidates for clinical trials. The Company also depends on third-party suppliers for key materials and services used in research and development, as well as manufacturing processes, and are subject to certain risks related to the loss of these third-party suppliers or their inability to supply adequate materials and services. The Company does not control the manufacturing processes of the contract development and manufacturing organizations (“CDMO”s), with whom it contracts and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices “cGMP”), which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In addition, the Company is dependent upon third-party suppliers for the materials needed to construct its cGMP facility as well as the equipment that will be needed to run the facility.

Cash and Cash Equivalents, Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At  June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held in multiple institutions within the United States and included deposits in money market funds which were unrestricted as to withdrawal or use. Restricted cash consists of a letter of credit to secure the Company’s obligations under the right-of-use lease.

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

Warrant Liability

Warrants for the purchase of shares of common stock issued in connection with the October 2022 financing (the “October 2022 Warrants”) were classified as liabilities on the consolidated balance sheets as of December 31, 2022 because the Company did not have enough authorized shares to cover the outstanding warrants, if exercised. In January 2023, the Company amended its Certificate of Incorporation to increase the number of its authorized shares of common stock from 100 million to 250 million. However, the October 2022 Warrants provide the holder the option to require the Company to purchase the warrants for cash at the Black Scholes Value upon occurrence of certain fundamental transactions. The Company has determined that such fundamental transactions are not within the Company’s control because certain holders of the warrants hold the majority seats in the Company’s board of directors. Consequently, because the Company does not control the events that may lead to the cash redemption of the warrants, the October 2022 Warrants remain classified as liabilities as of June 30, 2023. The change in estimated fair value during the period was recognized as a component of other income (expense), net in our statement of operations for the three and six months ended June 30, 2023 and reflected accordingly in the reconciliation of net loss to net cash used in operating activities.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value (i.e., determined through estimating projected discounted future net cash flows or other acceptable methods of determining fair value) arising from the asset. There were no such impairments of long-lived assets as of June 30, 2023.

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

The Company’s financial instruments consist of Level 1 assets and Level 3 liabilities as of June 30, 2023 and  December 31, 2022. Level 1 securities are comprised of highly liquid money market funds. Level 3 liabilities are comprised of warrant liabilities.

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

Stock-based compensation expense, net of estimated forfeitures, is reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses
Research and development	$337	$187	$601	$420
General and administrative	424	538	848	925
Total	$761	$725	$1,449	$1,345

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, warrants and stock options are considered to be potentially dilutive securities.

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

	Fair Value Measurements at
	June 30, 2023
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$17,596	$17,596	$—	$—
Liabilities
Warrant liability	$30,496	$—	$—	$30,496

	Fair Value Measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$52,905	$52,905	$—	$—
Liabilities
Warrant liability	$26,881	$—	$—	$26,881

Warrant Liability

The Company’s warrant liability for the October 2022 warrants which was classified as a derivative liability on the consolidated balance sheet as of June 30, 2023 and December 31, 2022 contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date and was classified as a Level 3 input. Refer to Note 2.

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

At December 31, 2022 and June 30, 2023, the Company estimated the fair values of the financial liability arising from the October 2022 Warrants using the following weighted average assumptions:

	October 2022 Warrants
	June 30, 2023	December 31, 2022
Expected term (in years)	1.4	1.9
Expected volatility	82.9%	49.9%
Risk-free interest rate	5.14%	4.48%
Expected dividend yield	0.00%	0.00%
Fair value of common share	$1.26	$1.25
Exercise price	$0.7949	$0.7949

The following table provides a summary of changes in the estimated fair value of the Company’s warrant liability (in thousands):

October 2022 Warrants
Balance at December 31, 2022	$26,881
Change in fair value	33,207
Balance at March 31, 2023	60,088
Change in fair value	(29,592)
Balance at June 30, 2023	$30,496

Fair Value Hierarchy Transfers

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods ended June 30, 2023 or December 31, 2022.

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

As of June 30, 2023, no clinical or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained. The Company continues to re-assess the probability of achievement of future milestones at the end of each reporting period.

The Company recognized in revenue $2.4 and $2.7 million related to the research and development services for the six months ended June 30, 2023 and 2022, respectively. The Company recognized no revenue related to the intellectual property for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had a contract liability balance of approximately $2.6 million, with materially all of the balance being classified as current, which consists of deferred revenue related to a portion of the payment received from 3D Medicines. The Company recognized revenue of $1.0 million for the three months ended June 30, 2023, related to the contract liability balance of $5.0 million as of December 31, 2022. As of June 30, 2023, the service period for the future research and development services is expected to occur over the next 1.1 years.

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

The Company’s operating lease cost including both short-term and variable lease components of $0.2 million associated with the facility leases was $1.0 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease obligations for operating cash flows from operating leases was $1.5 million for the six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 1.4 years and a weighted average discount rate of 7.60%, which approximates the Company’s incremental borrowing rate.

As of June 30, 2023, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Year Ending December 31,
2023 (6 months remaining)	1,530
2024	2,619
2025	116
2026	30
Total future minimum lease payments	4,295
Less: discount	$(1,329)
Total lease liabilities	$2,966

1020 Marsh Facility Sublease

On June 8, 2021, the Company entered into an operating sublease with a subtenant (the “Subtenant”) for the 1020 Marsh Facility. The final agreement and consent received from the landlord was obtained on July 13, 2021. The term of the sublease has commenced on August 1, 2021 and continues through October 31, 2024, unless the master lease is terminated earlier due to a breach by Subtenant. Subtenant will also pay to the Company, as additional rent, an amount equal to the Company’s share of operating expenses attributable to the subleased premises due under the master lease. The terms entered into for this sublease agreement did not result in an impairment of the Company’s long-lived assets for the six months ended June 30, 2023. Lease income associated with this sublease is recorded in other income in the accompanying consolidated statements of operations. The Company has recorded lease income associated with this sublease of approximately $0.7 million for the three months ended June 30, 2023 and 2022, and approximately $1.4 million for the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, cash received from the Subtenant was $1.4 million which was included in operating cash flows.

Future base rent the Subtenant shall pay to the Company over the sublease term as of June 30, 2023, are as follows (in thousands):

Year Ending December 31,
2023 (6 months remaining)	1,201
2024	2,029
Total	$3,230

6. Commitments and Contingencies

Purchase Commitments

The Company has conducted research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with contract manufacturing organizations and contract research organizations. The Company had contractual arrangements with these organizations including license agreements with milestone obligations and service agreements with obligations largely based on services performed.

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

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of June 30, 2023.

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

At the Market Offering Program

In September 2020, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on November 20, 2020 (the “Form S-3”). On  September 4, 2020, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. and Cantor Fitzgerald to sell shares of the Company’s common stock, par value $0.0001 per common share, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. The Company did not sell any common stock nor receive any proceeds under the Equity Distribution Agreement during the three months ended June 30, 2023 and 2022.

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

As of June 30, 2023, the Company has outstanding common stock warrants related to the registered direct offering as set forth below:

Number of Shares	Exercise Price	Expiration Date
3,990,025	$1.88	March 30, 2027
860,216	$2.20	March 30, 2027

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

As of June 30, 2023, the Company has outstanding common stock warrants related to the private placement as set forth below:

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

8. Stock Based Awards

Equity Incentive Plans

The Company’s Board and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on September 12, 2019. The 2019 Plan is a successor to and continuation of all prior plans including the Company’s 2014 Equity Incentive Plan and Aravive Biologics 2017 Equity Incentive Plan and the 2010 Equity Incentive Plan, as amended (Prior Plans). As of June 30, 2023, the total number of shares of common stock available for issuance under the 2019 Plan was 662,785. In addition, if the shares subject to outstanding stock options or other awards under the Prior Plans: (I) terminate or expire prior to exercise or settlement; (II) are not issued because the award is settled in cash; (III) are forfeited because of failure to vest; (IV) or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, such shares will become available for issuance under the 2019 Plan. Unless the Board provides otherwise, beginning January 1, 2020 with expiration of January 1, 2029, the total number of shares of common stock available for issuance will automatically increase annually on January 1 of each calendar year by 4.5% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. The 2019 Plan provides for granting of equity awards to employees, directors and consultants, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.

Inducement Stock Options

The Company granted employment inducement stock option awards, for 440,000 shares of common stock during the three months ended June 30, 2023. The employment inducement stock options were awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option awards will vest under our standard vesting terms for new employees as follows: 25% of the shares underlying the stock option award vesting on the first anniversary of the date of hire and the remaining 75% of the shares subject to the Option will vest in equal monthly installments over the next 36 months of continuous service.

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Activity under the Company’s stock option plan and inducement stock options is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Balances, January 1, 2023	4,570,432	$2.50
Options granted	3,207,654	1.69
Options expired	(43,838)	6.18
Options forfeited	(20,000)	4.15
Balances, June 30, 2023	7,714,248	$2.14	8.0	$1,108
Outstanding and expected to vest as of June 30, 2023	6,794,867	$2.19	7.8	$1,083
Exercisable as of June 30, 2023	2,970,492	$2.63	5.8	$933

The intrinsic values of outstanding, expected-to-vest and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock. There were no stock options exercised during the six months ended June 30, 2022 or 2023, respectively.

Stock Options Granted to Employees

During each of the six months ended June 30, 2023 and 2022, the Company granted stock options to officers, directors and employees to purchase shares of common stock with a weighted-average grant date fair value of $1.45 and $1.76 per share, respectively. The fair value is being expensed over the vesting period of the options, which is usually 4 years on a straight-line basis as the services are being provided. No tax benefits were realized from options and other share-based payment arrangements during the periods.

As of June 30, 2023, total unrecognized employee stock-based compensation related to stock options granted was $5.3 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.

The fair value of employee stock options was estimated using the Black-Scholes model with the following weighted-average assumptions:

	June 30,	June 30,
	2023	2022
Expected volatility	115.9%	112.0%
Risk-free interest rate	3.5%	1.8%
Dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.1

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

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

9. Net Income (Loss) Per Share of Common Stock

The following table summarizes the computation of basic and diluted net income (loss) per share of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$18,008	$(18,477)	$(31,948)	$(31,534)
Subtract: fair value adjustment of warrant liability (1)	29,592	—	—	—
Net income (loss) attributable to common stockholders - diluted	$(11,584)	$(18,477)	$(31,948)	$(31,534)
Denominator:
Weighted-average shares outstanding - basic	75,727	30,505	75,721	25,844
Dilutive effect of common stock warrants	23,038	—	—	—
Dilutive effect of options outstanding	872	—	—	—
Weighted-average shares outstanding - diluted	99,637	30,505	75,721	25,844
Net income (loss) per share:
Basic	$0.24	$(0.61)	$(0.42)	$(1.22)
Diluted	$(0.12)	$(0.61)	$(0.42)	$(1.22)

(1)	The Company assumes that the warrants will be share settled as they are considered dilutive and therefore the fair value adjustment is removed from the numerator in the diluted earnings per share calculation.

Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. For the calculation of basic net income (loss) per share, the weighted-average number of common shares outstanding for the period includes the weighted average effect of the Company’s 15,870,199 pre-funded warrants, the exercise of which is not subject to contingencies and requires little or no consideration. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the three months ended June 30, 2022 and for the six months ended June 30, 2023 and 2022, and the effect of the Company's common stock equivalents is anti-dilutive, diluted net loss per common share is the same as basic net loss per common share for those periods.

However, the Company reported net income for the three months ended June 30, 2023, and as a result, net income (loss) per share is calculated separately on a basic and diluted basis for that period. A total of 4,850,241 warrants and 5,721,230 stock options were excluded from the calculation of diluted net income (loss) per share because these securities were anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted shares outstanding for the three months ended June 30, 2022 and the six months ended June 30, 2023 and 2022:

	Six Months Ended	Three, Six Months Ended
	June 30,	June 30,
	2023	2022
Options to purchase common stock	7,714,248	3,945,453
Common stock warrants	50,029,052	4,850,241

ARAVIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

10. Balance Sheet Components

Accrued Liabilities (in thousands)

	June 30,
	2023	2022
Payroll and related	$1,449	$1,307
Clinical	3,721	8,777
Sublease prepayment	233	228
Other	150	190
Total	$5,553	$10,502

11. Subsequent Events

In August 2023, the Company announced that its Phase 3 AXLerate-OC trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer did not meet its primary endpoint of progression-free survival (PFS) in the pre-specified subset of patients naïve to prior bevacizumab treatment. The trial also did not show any difference between the two arms in the overall population (which included patients previously treated with bevacizumab). No new safety signals were identified. Based on the efficacy results, the Company has terminated the PROC trial and program. In order to preserve cash, the Company has also terminated the P1b/P2 studies in clear cell renal cell cancer and pancreatic adenocarcinoma and will not continue either the renal or pancreatic programs unless the Company raises additional capital. Although the Company is currently exploring various strategic alternatives, including strategic partners and financing opportunities, these strategic alternatives may not be successful in the next several weeks prior to its cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner in the next several weeks, it will be forced to cease operations, liquidate assets and possibly seek bankruptcy protection or engage in a similar process.

On August 18, 2023, our Board of Directors approved a workforce reduction of approximately 70% of our current employee base.  The decision was based on our cash position and decision to terminate all clinical trials and conserve cash following our announcement that the Phase 3 clinical trial of batiraxcept for the treatment of PROC failed to meet its primary endpoint.

As a result of the expense reduction, we estimate that we will incur approximately $900,000 in costs resulting from severance payments and an additional $300,000 for previously accrued paid time off. We expect to make cash payments of approximately $1.2 million for the employee reduction, most of which is expected to be paid in the third quarter of fiscal year 2023. The estimate of costs that we expect to incur and the expected timing to complete the expense reduction measures are subject to a number of assumptions, and actual results may differ. We may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the cost reduction measures.

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

Recent Clinical Developments

Topline Results for Global Phase 3 PROC Trial

In August 2023, we announced that our Phase 3 AXLerate-OC (“AXLerate “) trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer (“PROC”) did not meet its primary endpoint of progression-free survival (PFS) in the pre-specified subset of patients naïve to prior bevacizumab treatment. The trial also did not show any difference between the two arms in the overall population (which included patients previously treated with bevacizumab).

AXLerate enrolled 366 patients, and randomization was stratified for prior bevacizumab treatment; 50% of patients received bevacizumab prior to study entry. The statistical analysis plan called for a hierarchical approach for the assessment of PFS first in the bevacizumab-naïve population and then in the overall cohort of patients. In the bevacizumab-naïve population (n=179), the median PFS in the batiraxcept plus paclitaxel arm was 5.4 months, compared to 5.4 months in the paclitaxel arm. In the overall population, the median PFS in the batiraxcept plus paclitaxel arm was 5.1 months, compared to 5.5 months in the paclitaxel arm. None of these differences were statistically different. No new safety signals were identified.

Based on these data, we have terminated our P3 PROC trial and the PROC program.

Phase 2 Clear Cell Renal Cell Carcinoma (ccRCC) And Phase 1b Pancreatic Adenocarcinoma Trial

In order to preserve cash, we have terminated our P1b/P2 trials of batiraxcept in ccRCC and pancreatic adenocarcinoma and will not continue either the ccRCC or the pancreatic adenocarcinoma programs unless we raise additional capital.

Advancing either our ccRCC or pancreatic cancer program, would require us to raise significant additional capital or engage a strategic partner, which we believe would be very difficult in light of our recent PROC trial results and market conditions. In fact, we estimated that a Phase 2 clinical trial of batiraxcept in renal cancer patients will require funding of between $30 and $50 million and that a Phase 3 clinical trial of batiraxcept in ccRCC patients will require funding of between $80 and $100 million. Although we are currently exploring various strategic alternatives, including strategic partners and financing opportunities, these strategic alternatives may not be successful in the next several weeks prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of the Company. If we do not raise capital or successfully engage a strategic partner in the next several weeks, we will be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process.

Other Cost Savings Measures

On August 18, 2023, our Board of Directors approved a workforce reduction of approximately 70% of our current employee base.  The decision was based on our cash position and decision to terminate all clinical trials and conserve cash following our announcement that the Phase 3 clinical trial of batiraxcept for the treatment of PROC failed to meet its primary endpoint.

Overview

We are a clinical-stage oncology company developing transformative treatments designed to halt the progression of life-threatening diseases, including cancer and fibrosis.

Batiraxcept (formerly AVB-500), is an ultrahigh-affinity, decoy protein that targets the GAS6-AXL signaling pathway. By capturing serum GAS6, batiraxcept starves the AXL pathway of its signal, potentially halting the biological programming that promotes disease progression. AXL receptor signaling plays an important role in multiple types of malignancies by promoting metastasis, cancer cell survival, resistance to treatments, and immune suppression. Batiraxcept is our only drug development candidate being investigated in clinical trials.

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

In April 2020, we entered into a license and collaboration agreement with WuXi, the objective of which is to identify and develop novel high-affinity bispecific antibodies against CCN2, also known as CTGF, implicated in cancer and fibrosis and identified from a similar target discovery screen that identified the significance of the AXL/GAS6 pathway in cancer. However, in August 2022, the Company temporarily halted work on the CTGF program with WuXi to focus all resources on the clinical programs.

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

In February 2023, we announced that the FDA has granted Orphan Drug Designation to batiraxcept for the treatment of pancreatic cancer.

In August 2023, we announced that its Phase 3 AXLerate-OC trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer did not meet its primary endpoint.

Subsequent to the August 2023 data announcement, we terminated all clinical trials to preserve cash.

On August 18, 2023, our Board of Directors approved a workforce reduction of approximately 70% of our current employee base.

Important Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our operations for the three and six months ended June 30, 2023 and 2022.

References in this report to “we,” “us,” “our” and similar first-person expressions refer to Aravive, Inc. and its subsidiaries, including Aravive Biologics.

Financial Overview

Revenue

To date, we have not generated any revenue from commercial sales of any of our product candidates. However, for the three and six months ended June 30, 2023, we generated approximately $1.3 million and $2.8 million in collaboration revenue, respectively, from the 3D Medicine Agreement, which represents a portion of initial signing and milestone payments received from 3D Medicines that is recognized at the time it is probable the milestone will be met and a portion of the milestone that is deferred and recognized over the PROC trial period.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and estimated future research and development expenses, warrant liabilities and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our net loss during the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
	2023	2022	(Decrease)		2023	2022	(Decrease)
Revenue:
Collaboration revenue	$1,274	$1,615	$(341)	-21%	$2,764	$2,707	$57	2%
Operating expenses:
Research and development	10,790	17,315	(6,525)	-38%	26,705	30,317	(3,612)	-12%
General and administrative	3,070	3,727	(657)	-18%	6,559	6,815	(256)	-4%
Total operating expenses	13,860	21,042	(7,182)	-34%	33,264	37,132	(3,868)	-10%
Loss from operations	(12,586)	(19,427)	(6,841)	-35%	(30,500)	(34,425)	(3,925)	-11%
Total other income (expense), net	30,594	950	(29,644)	(A)	(1,448)	2,891	4,339	-150%
Net income (loss)	$18,008	$(18,477)	$(36,485)	-197%	$(31,948)	$(31,534)	$414	1%

(A) Not meaningful

Collaboration Revenue

In November 2020, we entered into the 3D Medicines Agreement. Collaboration revenue for the three and six months ended June 30, 2023 was $1.3 million and $2.8 million, respectively, compared to collaboration revenue for the three and six months ended June 30, 2022 of $1.6 million and $2.7 million, respectively. The decrease in revenue for the three months ended June 30, 2023 relative to the same period in 2022 is a result of decreased expenditures related to the Phase 3 PROC trial, which drives the recognition of deferred revenue over the trial period. Revenue for the six months ended June 30, 2023 and 2022 varied modestly (2%) due to similar Phase 3 PROC trial expenditures during those respective periods.

Research and Development Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development expenses
PROC	$4,245	$7,878	$10,681	$13,208
ccRCC	1,035	1,292	2,264	2,379
PDAC	839	777	1,501	1,922
CMC (1)	1,374	4,595	6,097	7,505
Other personnel and unallocated (2)	3,297	2,773	6,162	5,303
Total research and development expense	$10,790	$17,315	$26,705	$30,317

(1) As of June 30, 2023, we had one product candidate, batiraxcept, being investigated in our clinical trials across all indications. Costs related to production and testing for CMC activities are not allocated on a program-by-program basis.

(2) Costs (primarily personnel) are related to all research and development programs and are not allocated on a program-by-program basis.

Research and development expense decreased by $6.5 million, or 38%, to $10.8 million for the three months ended June 30, 2023, from $17.3 million for the same period in 2022. The most significant driver of this decrease in research and development expense was a decrease in expenditures related to our Phase 3 PROC trial. The decrease in PROC expenses to $4.2 million in the three months ended June 30, 2023 from $7.9 million for the same period in 2022 was driven primarily by decreased CRO costs related to decreasing patients on the study as patients continue to come off study. Study enrollment completed in January 2023. Research and development costs associated with our Phase 1b/2 ccRCC trial decreased slightly to $1.0 million for the three months ended June 30, 2023 from $1.3 million for the same period in 2022. The decrease was driven primarily by decreased CRO costs as patients continue to come off study. Researched and development costs associated with our Phase 1 PDAC trial were $0.8 million for both the three months ended June 30, 2023 and 2022. Research and development costs associated with CMC activities decreased to $1.4 million for the three months ended June 30, 2023 from $4.6 million for the same period in 2022. The decrease was primarily driven by decreased drug product manufacturing and quality testing expenses. Other research and development expense increased to $3.3 million for the three months ended June 30, 2023 from $2.8 million for the same period in 2022. The increase was driven primarily by increased employee headcount allocated to research and development activities.

Research and development expense decreased by $3.6 million, or 12%, to $26.7 million for the six months ended June 30, 2023, from $30.3 million for the same period in 2022. The most significant driver of this decrease in research and development expense was a decrease in expenditures related to our Phase 3 PROC trial. The decrease in PROC expenses to $10.7 million in the six months ended June 30, 2023 from $13.2 million for the same period in 2022 was driven primarily by decreased CRO costs due to the study ramping up in 2022, while we completed patient enrollment in January 2023. Research and development costs associated with our Phase 1b/2 ccRCC trial decreased slightly to $2.3 million for the six months ended June 30, 2023 from $2.4 million for the same period in 2022. Research and development costs associated with our Phase 1 PDAC trial decreased to $1.5 million for the six months ended June 30, 2023 from $1.9 million for the same period in 2022. The decrease was driven primarily by decreased CRO costs due to reduced study enrollment as many patients originally enrolled have come off the study. Research and development costs associated with CMC activities decreased to $6.1 million for the six months ended June 30, 2023 from $7.5 million for the same period in 2022. The decrease was primarily driven by decreased drug product manufacturing. Other research and development expense increased to $6.2 million for the six months ended June 30, 2023 from $5.3 million for the same period in 2022. The increase was driven primarily by increased employee headcount allocated to research and development activities.

General and Administrative Expense

General and administrative expense decreased by $0.7 million, or 18%, to $3.1 million in the three months ended June 30, 2023 from $3.7 million for the same period in 2022. General and administrative expense decreased by $0.3 million, or 4%, to $6.6 million in the six months ended June 30, 2023 from $6.8 million for the same period in 2022. The decrease in general and administrative expense during the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily driven by lower consulting, legal, severance, and insurance expenses.

Other Income (Expense), Net

Total other income (expense), net increased by $29.6 million to $30.6 million for three months ended June 30, 2023 compared to $1.0 million for the same period in 2022. This increase was primarily driven by the change in fair value of our warrant liabilities of $29.6 million for the three months ended June 30, 2023. The gain on the fair value of our warrant liabilities is due to our stock price falling in relation to the exercise price of the warrants and other factors. Total other income (expense), net fluctuated by $4.3 million, from other income of $2.9 million for six months ended June 30, 2022 to other expense of $1.4 million for the six months ended June 30, 2023. This fluctuation was primarily driven by the change in fair value of our warrant liabilities of $3.6 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception and through June 30, 2023, we have financed our operations through private placements of our equity securities, public offerings of our equity securities, debt financing, CPRIT grant proceeds, sales of common stock through our at-the-market facility as well as payments received from license agreements. As of June 30, 2023, we had an accumulated deficit of approximately $648.1 million, primarily as a result of research and development and general and administrative expenses, and working capital of approximately $7.8 million. As of June 30, 2023, we had cash and cash equivalents of approximately $18.4 million, a majority of which is invested in money market funds at several highly rated financial institutions. We expect our cash and cash equivalents to be sufficient to sustain operations into the beginning of the fourth quarter of 2023. Although management has been successful in raising capital in the past, we may not be successful in raising sufficient cash to continue our operations, especially in light of the recent results from the Phase 3 AXLerate-OC trial and the discontinuance of our other clinical trials. The announcement in August 2023 that our Phase 3 AXLerate-OC trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer did not meet its primary endpoint and the resulting decline in the trading price of our common stock is further expected to negatively impact our ability to raise capital. In order to preserve cash, we have terminated our P1b/P2 trials of batiraxcept in ccRCC and pancreatic adenocarcinoma and will not continue either the ccRCC or the pancreatic adenocarcinoma programs unless we raise additional capital. We would need to conduct additional trials in the future to continue to pursue regulatory approval of batiraxcept in the United States.

Although the Company is currently exploring various strategic alternatives, including strategic partners and financing opportunities, these strategic alternatives may not be successful in the next several weeks prior to the Company’s cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner in the next several weeks, it will be forced to cease operations, liquidate its assets and possibly seek bankruptcy protection or engage in a similar process. The consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

During 2021 and 2022, our primary sources of funding have been milestone payments from 3D Medicines and proceeds from the sale of our common stock and other securities. In November 2020, June 2021 and August 2021, we received $12 million, $6 million and $3 million, respectively, in upfront and milestone payments from 3D Medicines pursuant to the 3D Medicines Agreement we entered into with them. In October 2022, we received a $6 million milestone payment from 3D Medicines. On February 18, 2021, we received approximately $21 million from the purchase by Eshelman Ventures of 2,875,000 shares of our common stock. On September 4, 2020, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Piper Sandler and Cantor Fitzgerald to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $60,000,000 through which Piper Sandler and Cantor Fitzgerald will act as sales agents. During the year ended December 31, 2021, we sold 1,432,627 shares of common stock for net proceeds of $9.8 million under the Equity Distribution Agreement. On January 5, 2022, we received approximately $9.9 million in net proceeds from the purchase by Eshelman Ventures, LLC of pre-funded warrants to purchase up to 4,545,455 shares of our common stock. In March 2022, we received approximately $9.3 million in net proceeds, in the aggregate, from the purchase by Eshelman Ventures, LLC and a single healthcare-focused institutional investor of 3,185,216 shares of our common stock, 1,665,025 March Pre-Funded Warrants and March Common Stock Warrants to purchase up to 4,850,241 shares of our common stock in a registered direct offering. In October 2022, we received approximately $40 million in net proceeds from a private placement offering from new biotechnology investors, existing investors, our management and certain of our Directors for the issuance and sale of an aggregate of 45,178,811 shares of our common stock (or October Pre-Funded Warrants in lieu thereof) and October Common Warrants to purchase up to an aggregate of 45,178,811 shares of common stock in a private placement offering priced at-the-market under Nasdaq rules. The purchase price per share and accompanying October Common Warrant was $0.9199 for all investors who participated in the deal (or $0.9198 per October Pre-Funded Warrant and accompanying October Common Warrant). During the year ended December 31, 2022, we sold 54,763 shares of common stock for net proceeds of $0.1 million under the Equity Distribution Agreement. We sold no shares of common stock and received no net proceeds under the Equity Distribution Agreement during the three and six months ended June 30, 2023.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(35,408)	$(31,911)
Financing activities	25	19,320
Net (decrease) increase in cash and cash equivalents	$(35,383)	$(12,591)

Cash Used in Operating Activities

Net cash used in operating activities was $35.4 million and $31.9 million during the six months ended June 30, 2023 and 2022, respectively, which was primarily due to the use of funds in our operations related to the development of batiraxcept, our product candidate. Cash used in operating activities for the six months ended June 30, 2023 increased compared to the same period in 2022 due primarily to increased consulting costs, increased employee compensation, and increased manufacturing costs.

Cash Provided by Financing Activities

Cash provided by financing activities of $25 thousand during the six months ended June 30, 2023 related to share purchases through our employee stock purchase plan. Financing activities related to the six months ended June 30, 2022 included a registered direct offering of our securities with proceeds of $19.2 million along with at the market offering proceeds of $0.1 million.

Contractual Obligations and Commitments

During the six months ended June 30, 2023, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2023 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related To Our Clinical Trials

We are in the process of evaluating strategic alternatives and assessing our clinical programs in renal and pancreatic cancer following the failure of the Phase 3 clinical trial for our only product candidate, batiraxcept, for the treatment of PROC, to meet its primary endpoint.

We do not have any products that have gained regulatory approval. Our only clinical-stage product candidate is batiraxcept. On August 2, 2023, we announced that the Phase 3 clinical trial of batiraxcept for the treatment of PROC failed to meet its primary endpoint. Based on the Phase 3 clinical data, we have terminated the Phase 3 PROC trial and the PROC program. The Company’s existing cash and cash equivalents will not be sufficient to complete the clinical development and commercialization of batiraxcept for clear cell renal cell cancer (ccRCC) or pancreatic cancer. In order to preserve cash, the Company has also discontinued the P1b/P2 trials in ccRCC and pancreatic ductal adenocarcinoma and will not continue either the ccRCC or pancreatic programs unless we raise additional capital.

Although the Company is currently exploring various strategic alternatives, including strategic partners and financing opportunities, these strategic alternatives may not be successful in the next several weeks prior to the Company’s cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner in the next several weeks, it will be forced to cease operations, liquidate its assets and possibly seek bankruptcy protection or engage in a similar process.

We currently have only one product candidate, batiraxcept and are dependent on the success of batiraxcept.

Presently we have been developing one clinical product candidate, batiraxcept, as a potential treatment for several types of cancer. Based on the topline results of our Phase 3 AXLerate-OC trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer, we are no longer developing batiraxcept for the treatment of PROC and will no longer submit the planned BLA to the FDA at the end of 2023. In order to preserve cash, the Company has also discontinued the P1b/P2 trials in ccRCC and pancreatic ductal adenocarcinoma and will not continue either the ccRCC or pancreatic programs unless we raise additional capital. Accordingly, we no longer have any product candidate being developed. We estimated that a Phase 2 clinical trial of batiraxcept in renal cancer patients will require funding of between $30 and $50 million and that a Phase 3 clinical trial of batiraxcept in ccRCC patients will require funding of between $80 and $100 million. We do not have sufficient resources to fund any additional trials of batiraxcept and we may not be able to raise sufficient funds to support additional clinical trials prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of the Company.

Our License Agreement with Stanford University provides Stanford University with the right to terminate the license if we are not diligently developing and commercializing batiraxcept. We have terminated all clinical trials of batiraxcept and do not currently have sufficient funds to commence additional clinical trials. If the license agreement with Stanford University were terminated, we would no longer have any rights to develop our only product candidate.

We may not be successful in identifying and implementing any strategic business combination or other transaction.

We continue to evaluate various potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, we have not been able to identify a counterparty willing to move forward with us and there can be no assurance that we will be able to identify such counterparty or, if we do, successfully consummate any particular strategic transaction. The biotech industry is a competitive industry and thus there are numerous competitors for strategic transactions with a limited number of parties seeking a transaction on terms that would be beneficial to our shareholders. The process of evaluating these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which will make us less attractive as a strategic counterparty. This termination of all clinical trials creates continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees necessary to maintain our ongoing operations or to execute any potential strategic options, which could have a material adverse effect on our business. Further, our market capitalization is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets. As a result, we may not be able to execute on a strategic transaction before our cash position gets reduced, as a result of running a public company, to the point that we will need to pursue the winding down and dissolution of the Company.

Any strategic transactions that we may consummate could have negative consequences.

Any strategic business combination or other transactions that we may consummate could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the value of the Company. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be successfully consummated, lead to increased stockholder value, or achieve the results hoped for. Any failure of such potential transaction to achieve the anticipated results could significantly impair the ability of a shareholder to realize any benefit from any future strategic transaction.

If we are successful in completing any strategic transaction, we may be exposed to other operational and financial risks.

The negotiation and consummation of any strategic transaction may require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term and long-term expenditures;
•	exposure to unknown liabilities;
•	higher than expected acquisition or integration costs;
•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•	write-downs of assets or incurrence of non-recurring, impairment or other charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•	inability to retain key employees of our Company or any acquired business; and
•	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, including a financing, our Board may decide to pursue a dissolution and liquidation of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for current debts and commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of the Company. If a strategic transaction is not completed, our Board may decide to pursue an assignment for the benefit of creditors, a reorganization or a dissolution of the Company and liquidation of all our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. The process of liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. If our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution. Our financial commitments and contingent liabilities would include: (i) personnel costs, including severance; (ii) contractual obligations to vendors and clinical study sites; (iii) non-cancelable lease obligations; and (iv) potential litigation against us.

As a result of the requirement to reserve for contingencies, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We may become involved in securities class action litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as discontinuations of clinical programs. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Capital Requirements

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern. There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

As of August 21, 2023, the issuance date of the consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Quarterly Report on Form 10-Q. As of June 30, 2023, we had a cash and cash equivalents balance of approximately $18.4 million consisting of cash and investments in highly liquid U.S. money market funds. As of June 30, 2023, we have incurred a accumulated deficit of $648.1 million. At December 31, 2022, we had a cash and cash equivalents balance of approximately $53.7 million consisting of cash and investments in highly liquid U.S. money market funds. At December 31, 2022, we had an accumulated deficit of $616.1 million. For the six months ended June 30, 2023, we reported net losses of $31.9 million and for the years ended December 31, 2022 and 2021, we reported net losses of $76.3 million and $39.2 million, respectively. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof or past the beginning of the fourth quarter, even after taking into account our significantly reduced operations, and we would need to raise additional capital in the next several weeks to continue our operations.

Our operating history and near-term forecast of incurring net losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations into the early part of the fourth quarter of 2023 but that we will need to raise additional capital in the next several weeks in order to avoid a wind down and dissolution of the Company. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 with respect to this uncertainty. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. We may not be successful or needed financing may not be available in the next several weeks. In light of the failure to meet the primary endpoint of our Phase 3 AXLerate-OC trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer, we believe our ability to attract investors willing to fund our company will be difficult. In addition, the resulting decline in the trading price of our common stock is further expected to negatively impact our ability to raise capital. Our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of batiraxcept for any indications or to in license any other product candidates and develop them. If are unable to raise capital in the next several weeks or engage a strategic partner, we will be forced to cease operations and liquidate our assets and possibly seek bankruptcy protection or engage in a similar process. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We have a limited operating history and have incurred significant losses since our inception, we do not have sufficient cash to continue our research and development efforts and we anticipate that we will continue to incur substantial and increasing losses for the foreseeable future. We have only one product candidate, batiraxcept, which is no longer under development and has no commercial sales, and we have to raise new capital, making our future viability uncertain.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have never generated any product revenue and do not have any products currently in development or approved for sale.

In August 2023, the Company announced the Phase 3 AXLerate-OC (“AXLerate”) trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer (“PROC”) did not meet its primary endpoint. As a result, the Company has terminated the Phase 3 PROC trial and the PROC program. The Company’s existing cash and cash equivalents will not be sufficient to complete the clinical development and commercialization of batiraxcept for clear cell renal cell cancer (ccRCC) or pancreatic cancer. In order to preserve cash, the Company has also discontinued the P1b/P2 trials in ccRCC and pancreatic ductal adenocarcinoma and will not continue either the ccRCC or pancreatic programs unless we raise additional capital. Although the Company is currently exploring various strategic alternatives, including strategic partners and financing opportunities, these strategic alternatives may not be successful in the next several weeks prior to the Company’s cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner in the next several weeks, it will be forced to cease operations, liquidate its assets and possibly seek bankruptcy protection or engage in a similar process.

We have incurred significant losses since inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception and expect to incur substantial and increasing losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of approximately $648.1 million.

To date, we have financed our operations primarily through private placements of our equity securities, debt financing, CPRIT grant proceeds, at-the-market offerings of our common stock, public offerings of our securities as well as upfront and milestone payments received from license agreements. We do not have any revenue generated from operations and will need to raise capital in the next several weeks in order to avoid a wind down and dissolution of the Company. We have devoted substantially all of our efforts to research and development, including clinical studies, but have not completed development of any product candidate. The announcement in August 2023 that our Phase 3 AXLerate-OC trial evaluating the safety and efficacy of batiraxcept in platinum-resistant ovarian cancer did not meet its primary endpoint and the resulting decline in the trading price of our common stock is further expected to negatively impact our ability to raise capital. We also anticipate that our stock price will continue to decline based upon the discontinuance of our other two programs, making it more difficult to raise money or find a strategic partner. Our existing cash and cash equivalents will not be sufficient to enable us to continue operations beyond the beginning of the fourth quarter of 2023.

Our workforce reduction announced may not result in savings and could result in total costs and expenses that are greater than expected.

On August 18, 2023, our Board of Directors determined to reduce our workforce by approximately 70% of our then-current employee base. We expect to complete the terminations by the end of August 2023 and estimate that we will reduce our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. These reductions do impact operations.

Our executive officers, directors, and entities under our control, and principal stockholders will continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

As of August 17, 2023, our current executive officers, directors and entities under their control, and principal stockholders, in the aggregate, beneficially owned shares representing approximately 51.6% of our common stock. Dr. Fredric N. Eshelman, our Executive Chairman beneficially owns 47.1% of our common stock and owns 34.7% of our outstanding voting stock. As a result, Dr. Eshelman acting on his own, would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Dr. Eshelman will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2023, in consideration for new employment, we granted stock options to purchase our common stock to a new employee in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The options are exercisable into an aggregate of 40,000 shares of our common stock and have an exercise price of $1.71 per share. The options granted to the employee will vest and become exercisable with 25% of the shares underlying the stock option award vesting on the first anniversary of the date of hire and the remaining 75% of the shares subject to the Option will vest in equal monthly installments over the next 36 months of continuous service. The offer, sale and issuance of these options was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 5. Other Information

On August 18, 2023, our Board of Directors approved a workforce reduction of approximately 70% of our current employee base.  Included in the workforce reduction was Scott Dove, our Chief Operating Officer, who was notified on August 21, 2023 of the termination of his employment and his at-will employment agreements, effective as of August 31, 2023. Mr. Dove, and all of the other employees being terminated, is being offered severance equal to two months of his base salary, which is subject to his execution of a release of claims. The decision was based on our cash position and decision to terminate all clinical trials and conserve cash following our announcement that the Phase 3 clinical trial of batiraxcept for the treatment of PROC failed to meet its primary endpoint.

As a result of the expense reduction, we estimate that we will incur approximately $900,000 in costs resulting from severance payments and an additional $300,000 for previously accrued paid time off. We expect to make cash payments of approximately $1.2 million for the employee reduction, most of which is expected to be paid in the third quarter of fiscal year 2023. The estimate of costs that we expect to incur and the expected timing to complete the expense reduction measures are subject to a number of assumptions, and actual results may differ. We may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the cost reduction measures.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	S-1/A	333-193997	3.4	03/06/2014
3.2	Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	03/26/2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-36361	3.1	06/01/2017
3.4	Certificate of Amendment of Amended to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	09/12/2017
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.1	10/16/2018
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-36361	3.2	10/16/2018
3.7	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	10-K	001-36361	3.6	03/15/2019
3.8	Certificate of Amendment of amended and restated certificate of incorporation of Aravive, Inc.	8-K	001-36361	3.1	01/18/2023
10.1	Offer Letter, dated April 10, 2023, by and between Aravive, Inc. and Maria Carolina Petrini	8-K	001-36361	10.1	4/11/2023
10.2	Inducement Stock Option Grant Notice and Aravive, Inc. Inducement Stock Option Agreement, dated April 10, 2023, by and between Aravive, Inc. and Maria Carolina Petrini	8-K	001-36361	10.2	4/11/2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

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

ARAVIVE, INC.
(Registrant)

Date: August 21, 2023	By:/s/ Gail McIntyre
Gail McIntyre Chief Executive Officer (Principal Executive Officer)

ARAVIVE, INC.
(Registrant)

Date: August 21, 2023	By:/s/ Rudy Howard
Rudy Howard Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)